Form 10-K
period 2013-03-31
Alkermes plc.
filed 2013-05-23
CIK 1520262

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-14131

ALKERMES PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-1007018 (I.R.S. Employer Identification No.)
Connaught House 1 Burlington Road Dublin 4, Ireland (Address of principal executive offices)	(Zip code)

+353-1-772-8000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(g) of the Act:

Ordinary shares, $0.01 par value	NASDAQ Global Select Stock Market
Title of each class	Name of each exchange on which registered

         Securities registered pursuant to Section 12(b) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $2,712,520,116.

         As of May 08, 2013, 134,380,999 shares of ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for our Annual General Meeting of Shareholders' for the fiscal year ended March 31, 2013 are incorporated by reference into Part III of this report.

ALKERMES PLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
INDEX

FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

  •
  our expectations regarding our financial performance, including revenues, expenses, income taxes, liquidity and capital expenditures;

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

  •
  our expectations regarding the successful manufacture of our products, by us or our partners, for clinical use or commercial sale;

  •
  the continuation of our collaborations and other significant agreements and our ability to establish and maintain successful development collaborations;

  •
  our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;

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

  •
  our future capital requirements and capital expenditures and our ability to finance our operations and capital requirements; and

  •
  other risk factors described in "Item 1A—Risk Factors" in this Annual Report.

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

PART I

Item 1.    Business

        The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. See "Forward-Looking Statements" on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward-looking statements also include, but are not limited to, those discussed in "Item 1A—Risk Factors" and elsewhere in this Annual Report.

        On September 16, 2011, the business of Alkermes, Inc. and the drug technologies business ("EDT") of Elan Corporation, plc ("Elan") were combined under Alkermes plc (this combination is referred to as the "Business Combination," the "acquisition of EDT" or the "EDT acquisition"). Use of the terms such as "us," "we," "our," "Alkermes" or the "Company" in this Annual Report is meant to refer to Alkermes plc and its consolidated subsidiaries, except where the context makes clear that the time period being referenced is prior to September 16, 2011, in which case such terms shall refer to Alkermes, Inc. and its consolidated subsidiaries. Prior to September 16, 2011, Alkermes, Inc. was an independent pharmaceutical company incorporated in the Commonwealth of Pennsylvania and traded on the NASDAQ Global Select Stock Market (the "NASDAQ") under the symbol "ALKS." For a more detailed discussion of the Business Combination, please refer to the notes to our consolidated financial statements, including Note 1, The Company, and Note 3, Acquisitions, in the accompanying consolidated financial statements.

Overview

        Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to develop innovative medicines that improve patient outcomes. We have a diversified portfolio of more than 20 commercial drug products and a clinical pipeline of product candidates that address central nervous system ("CNS") disorders such as addiction, schizophrenia and depression. Headquartered in Dublin, Ireland, we have a research and development ("R&D") center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and manufacturing facilities in Gainesville, Georgia and Wilmington, Ohio.

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

Our Strengths and Strategy

        The products that we develop leverage multiple proprietary technologies to create new medicines that are designed to address therapeutic areas of significant unmet medical need and improve patient outcomes. As of March 31, 2013, we and our pharmaceutical and biotechnology partners had more than 20 commercialized products sold worldwide, including the United States ("U.S."). We earn manufacturing and/or royalty revenues on net sales of products commercialized by our partners and earn revenue on net sales of VIVITROL, which is a proprietary product that we manufacture, market and sell in the U.S. Our five key products are expected to generate significant revenues for us in the near- and medium-term, as they possess long patent lives, are singular or competitively advantaged products in their class and are generally in the launch phases of their commercial lives. These five key products are: RISPERDAL® CONSTA® and INVEGA® SUSTENNA®/XEPLION®, both antipsychotics marketed by Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG ("Janssen"); AMPYRA®/FAMPYRA® for the improvement of walking in patients with multiple sclerosis and marketed by Acorda Therapeutics, Inc. ("Acorda") in the U.S. and by Biogen Idec International GmbH ("Biogen Idec") outside the U.S.; BYDUREON®, the only once-weekly treatment for type 2 diabetes, which is co-developed and marketed by Bristol-Myers Squibb Company ("Bristol-Myers") and AstraZeneca PLC ("Astra Zeneca"); and VIVITROL, the only once-monthly, injectable, non-addictive treatment for the prevention of relapse to opioid dependence following detoxification and for alcohol dependence, which is marketed by us.

        We have a portfolio of product candidates across all stages of development. Backed by decades of experience, we are able to streamline the traditional drug development process with a goal of increasing the probability of late-stage product success. Our R&D approach involves little basic discovery and allows us to assess the viability of new pipeline candidates early and devote our resources to advancing the most promising candidates quickly to registration-stage trials. Our R&D efforts have been highly productive and have yielded a pipeline that we expect will generate meaningful new drugs that will become sources of significant revenue for our company. We are increasingly focused on maintaining rights to commercialize our leading product candidates in certain markets.

  Our Competitive Strengths

        We believe our principal competitive strengths include:

  •
  our broad and diverse product portfolio and pipeline, which, as of March 31, 2013, included more than 20 marketed products and numerous proprietary and partnered pipeline candidates;

  •
  our five key commercial products that are expected to generate significant revenues for the company in the near- and medium-term;

  •
  our focused R&D approach that leverages proprietary technologies and our extensive experience in developing CNS treatments, with the proven ability to advance candidates from well-informed preclinical testing to cost-effective proof-of-concept studies;

  •
  our intellectual property portfolio covering composition of matter, process, formulation and/or methods-of-use for our currently marketed five key commercial products and for our product candidates in development;

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

  Our Strategy

        Capitalize on growth from our five key commercial products.    Our key commercial products are generally in their launch stages for large and growing disease areas, with significant opportunities for growth. We expect that the revenues that we earn from the portfolio—RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION, AMPYRA/FAMPYRA, BYDUREON and VIVITROL—will continue to increase in the near- and medium-term, as they address large and growing markets and are competitively advantaged. We expect that revenues generated from these products will enable us to meet our near- and medium-term financial goals and position the company for sustainable profitability.

        Continue to advance our pipeline.    Our R&D approach is based on return on investment and, between us and our partners, we have a diverse pipeline of new drug candidates. We currently have one proprietary product candidate in phase 3, one proprietary candidate in phase 2 and one proprietary candidate in phase 1. We also have one partnered product candidate that is under review by the

U.S. Food and Drug Administration ("FDA") and other proprietary candidates in preclinical testing. In addition, we and our collaborators are in the process of developing line extensions and new formulations for some of our existing commercial products. Our proprietary product candidates have undergone extensive preclinical testing prior to reaching the clinical development stage, which we believe improves these candidates' probability of success in later-stage drug development (See "Key Development Programs" on page 10 in this Annual Report).

        Grow revenues and strategically invest in our late-stage pipeline.    Our five key commercial products are expected to grow our revenues in the near- and medium-term, and we will seek to invest in our late-stage pipeline to drive long-term value for the Company.

Products and Development Programs

  Commercial Products

        Our commercial products are described in the table below, including, among other things, the territory in which the marketer has the right to sell the product and the source of revenues for us:

Product	Indication	Technology	Territory	Revenue Source	Marketer
RISPERDAL CONSTA	Schizophrenia Bipolar I Disorder	Extended-release microsphere	Worldwide	Manufacturing and Royalty	Janssen
INVEGA SUSTENNA/ XEPLION	Schizophrenia	NanoCrystal®	U.S. Worldwide	Royalty	Janssen
AMPYRA/ FAMPYRA	Treatment to improve walking in patients with multiple sclerosis ("MS"), as demonstrated by an increase in walking speed	Oral Controlled Release ("OCR") (MXDAS®)	U.S. Worldwide	Manufacturing and Royalty	Acorda in U.S. Biogen Idec (ex-U.S. under sublicense from Acorda)
BYDUREON	Type 2 diabetes	Extended-release microsphere	Worldwide	Royalty	Bristol-Myers and Astra Zeneca
VIVITROL	Alcohol dependence Opioid dependence	Extended-release microsphere	U.S. Russia and Commonwealth of Independent States ("CIS")	Product sales Manufacturing and Royalty	Alkermes plc Janssen
TRICOR® LIPANTHYL® LIPIDIL SUPRALIP	Cholesterol lowering	NanoCrystal	Worldwide	Royalty	AbbVie Inc. Abbott Laboratories
ZANAFLEX® CAPSULES® ZANAFLEX® TABLETS TIZANIDINE HYDROCHLORIDE (AB Rated to ZANAFLEX CAPSULES)	Muscle spasticity	OCR (SODAS®)	U.S.	Manufacturing (capsules only) and Royalty	Acorda; Actavis, Inc. (formerly Watson Pharmaceutical)
AVINZA®	Chronic moderate to severe pain	OCR (SODAS)	U.S.	Manufacturing and Royalty	Pfizer, Inc. ("Pfizer")
EMEND®	Nausea associated with chemotherapy and surgery	NanoCrystal	Worldwide	Manufacturing and Royalty	Merck & Co. Inc. ("Merck")

Product	Indication	Technology	Territory	Revenue Source	Marketer
FOCALIN® XR RITALIN LA®	Attention Deficit Hyperactivity Disorder	OCR (SODAS)	Worldwide	Manufacturing and Royalty	Novartis AG ("Novartis")
MEGACE® ES	Anorexia, Cachexia associated with AIDS	NanoCrystal	U.S.	Royalty	Strativa Pharmaceuticals (a business division of Par Pharmaceutical Companies, Inc.)
LUVOX CR®	Obsessive-compulsive disorder	OCR (SODAS)	U.S.	Manufacturing and Royalty	Jazz Pharmaceuticals plc ("Jazz")
RAPAMUNE®	Prevention of renal transplant rejection	NanoCrystal	Worldwide	Manufacturing	Pfizer
NAPRELAN®	Various mild to moderate pain indications	OCR (IPDAS®)	U.S. Canada	Manufacturing	Shionogi Sunovion Pharmaceuticals Canada, Inc.
VERAPAMIL SR VERELAN® VERELAN® PM VERAPAMIL PM VERECAPS® UNIVER	Hypertension	OCR (SODAS)	Licensed on country/region basis throughout the world	Manufacturing and Royalty (on select formulations)	UCB Kremers-Urban; Cephalon; Aspen Pharma; Orient Europharma; Actavis, Inc.
DILZEM DILZEM SR DILZEM XL DILTELAN ACALIX CD DINISOR TILAZEM CR CARDIZEM® CD	Hypertension and/or Angina	OCR (SODAS)	Licensed on country/region basis throughout the world	Manufacturing and Royalty (for CARDIZEM CD only)	Cephalon; Pfizer; Roemmers; Kun Wha; Orient Europharma; Sanofi-Aventis; Valeant Pharmaceuticals International Inc.
AFEDitab® CR (AB Rated to Adalat CC®)	Hypertension	OCR (MXDAS®)	U.S.	Manufacturing	Actavis, Inc.
LYXUMIA®	Type 2 diabetes in adults	—	United Kingdom	Royalty	Sanofi-Aventis
ZONEGRAN®	Hypertension	—	EU	Royalty	Eisai Pharmaceuticals

        We have five principal commercial products which either currently, or in the future, are expected to contribute meaningfully to our revenues. These five products are discussed below:

RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION

        RISPERDAL CONSTA (risperidone long-acting injection) and INVEGA SUSTENNA/XEPLION (paliperidone palmitate extended-release injectable suspension) are long-acting atypical antipsychotics that incorporate our proprietary technologies. They are products of Janssen.

        RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is exclusively manufactured by us and is marketed and sold by Janssen worldwide. It was first approved for the treatment of schizophrenia in the U.S. in 2003 and in countries in Europe in 2002. The FDA approved RISPERDAL CONSTA as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder in May 2009. RISPERDAL CONSTA is also approved for the maintenance treatment of bipolar I disorder in Canada, Australia and Saudi Arabia.

        INVEGA SUSTENNA uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA was approved for the acute and maintenance treatment of schizophrenia in adults in the U.S. in 2009. Paliperidone palmitate extended-release for injectable suspension is also approved in the European Union ("EU") and other countries worldwide, and is marketed and sold in the EU under the trade name XEPLION. INVEGA SUSTENNA/XEPLION is manufactured and commercialized worldwide by Janssen.

        Revenues from Janssen accounted for approximately 35%, 48% and 83% of our consolidated revenues for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. See "Collaborative Arrangements" below for information about our relationship with Janssen.

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

AMPYRA/FAMPYRA

        Dalfampridine extended-release tablets are marketed and sold in the U.S. under the trade name AMPYRA by Acorda. Prolonged-release fampridine tablets received conditional approval in the EU in July 2011 and are marketed and sold outside the U.S. under the trade name FAMPYRA by Biogen Idec. The FDA approved AMPYRA as a treatment to improve walking in patients with MS as demonstrated by an increase in walking speed in January 2010. Efficacy was shown in people with all four major types of MS (relapsing remitting, secondary progressive, progressive relapsing and primary progressive). It is the first and, currently, only product to be approved for this indication. The product incorporates our OCR technology. AMPYRA and FAMPYRA are manufactured by us.

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

BYDUREON

        We collaborated with Amylin Pharmaceuticals, Inc., now a wholly-owned subsidiary of Bristol-Myers, on the development of a once-weekly formulation of exenatide, BYDUREON, which was approved by the FDA in January 2012 and received marketing authorization in the EU in June 2011 for the treatment of type 2 diabetes. BYDUREON, a once-weekly formulation of exenatide, the active ingredient in BYETTA® (exenatide), uses our polymer-based microsphere injectable extended-release technology. Through their diabetes collaboration, Bristol-Myers and AstraZeneca co-develop and market Amylin's portfolio of products, including BYDUREON.

What is type 2 diabetes?

        Diabetes is a disease in which the body does not produce or properly use insulin. Diabetes can result in serious health complications, including cardiovascular, kidney and nerve disease. Diabetes is believed to affect nearly 26 million people in the U.S. and an estimated 347 million adults worldwide. Approximately 90-95% of those affected have type 2 diabetes. An estimated 80% of people with type 2 diabetes are overweight or obese. Data indicate that weight loss (even a modest amount) supports patients in their efforts to achieve and sustain glycemic control.

VIVITROL

        VIVITROL is the first and only once-monthly injectable medication approved by the FDA for the treatment of alcohol dependence in April 2006 and the prevention of relapse to opioid dependence, following opioid detoxification, in October 2010. The medication uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every four weeks. We developed, and currently market and sell, VIVITROL in the U.S., and Cilag sells VIVITROL in Russia and the CIS where it was approved for the treatment of alcohol dependence in 2008 and for opioid dependence in 2011.

What are opioid dependence and alcohol dependence?

        Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2011 U.S. National Survey on Drug Use and Health, an estimated 1.6 million people aged 18 or older were dependent on pain relievers or heroin in the U.S.

        Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. Approximately 16 million people aged 18 or older in the U.S. are dependent on or abuse alcohol. Adherence to medication is particularly challenging with this patient population.

Other Commercial Products

        We expect revenues from our other commercial products will decrease in the future due to existing and expected competition from generic manufacturers. For a more detailed discussion of current and expected future revenue contributions from such products, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.

        On April 4, 2013, we announced the approval of a restructuring plan pursuant to which we will terminate manufacturing services for certain older products becoming uneconomic to produce due to decreasing demand from our customers resulting from generic competition, and we will implement a corresponding reduction in headcount of up to 130 employees at our Athlone, Ireland manufacturing facility.

Key Development Programs

        We leverage our formulation expertise and proprietary product platforms to develop, both with partners and on our own, innovative and competitively advantaged medications that can enhance patient outcomes in major therapeutic areas. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current research and development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in "Item 1A—Risk Factors."

  Aripiprazole Lauroxil

        We are studying aripiprazole lauroxil, which we formerly referred to as ALKS 9070, for the treatment of schizophrenia. Aripiprazole lauroxil is designed to provide once-monthly dosing of a medication that converts in vivo into aripiprazole, a molecule that is commercially available under the name ABILIFY®. Aripiprazole lauroxil is our first product candidate to leverage our proprietary LinkeRx™ product platform. A phase 3 trial to assess the efficacy, safety and tolerability of aripiprazole lauroxil in approximately 690 patients experiencing acute exacerbation of schizophrenia is currently ongoing, and the clinical data from this study, expected in the first half of calendar-year 2014, is expected to form the basis of a New Drug Application ("NDA") to the FDA for aripiprazole lauroxil for the treatment of schizophrenia.

        In April 2013, U.S. Patent 8,431,576, titled "Heterocyclic Compounds for the Treatment of Neurological and Psychological Disorders" issued. The allowed claims of such patent will cover a class of compounds that includes aripiprazole lauroxil. The patent will expire in the U.S. in 2030.

  ALKS 33

        ALKS 33 is an oral opioid modulator characterized by limited hepatic metabolism and durable pharmacologic activity in modulating brain opioid receptors. ALKS 33 has completed a phase 2 study in alcohol dependence and is currently being evaluated as a component of ALKS 5461 and ALKS 3831.

  ALKS 5461

        ALKS 5461 is a proprietary investigational medicine with a novel mechanism for the treatment of major depressive disorder ("MDD"). The mechanism of action for ALKS 5461 in the treatment of depressive symptoms is based on modulation of the opioid system in the brain, employing a balanced combination of agonism and antagonism of opioid receptors. ALKS 5461 consists of buprenorphine, a partial agonist, and ALKS 33, a potent mu-opioid antagonist, and is designed to be a once-daily, non-addictive medicine. A phase 2 study evaluating the efficacy and safety of ALKS 5461 when administered once daily for four weeks in 142 patients with MDD who had an inadequate response to standard antidepressant therapies was completed in April 2013. Preliminary topline results from the study showed that ALKS 5461 significantly reduced depressive symptoms across a range of standard measures including the study's primary outcome measure, the Hamilton Depression Rating Scale (HAM-D17), the Montgomery—Åsberg Depression Rating Scale (MADRS) and the Clinical Global Impression—Severity Scale (CGI-S). ALKS 5461 was generally well tolerated. Based on these results, as well as the positive phase 1/2 results previously reported, Alkermes plans to request a meeting with the FDA and to advance ALKS 5461 into a pivotal development program. Data from this phase 2 study will be presented at a scientific meeting in May 2013.

  ZOHYDRO ERTM

        ZOHYDRO ER (hydrocodone bitartrate extended-release capsules) is a novel, oral, single-entity (without acetaminophen), controlled-release formulation of hydrocodone in development by Zogenix, Inc. ("Zogenix") for the U.S. market. ZOHYDRO ER utilizes our oral controlled-release technology, which potentially enables longer-lasting and more consistent pain relief with fewer daily doses than the commercially available formulations of hydrocodone. In December 2012, the FDA Anesthetic and Analgesic Drug Products Advisory Committee ("AADPAC") voted 2-11 (with 1 abstention) against the approval of ZOHYDRO ER. In February 2013, in advance of the March 1, 2013 FDA PDUFA date, Zogenix announced that it was informed by the FDA that it was unlikely to receive an action letter with respect to its ZOHYDRO ER NDA by March 1, 2013. In May 2013, Zogenix reported that it had been notified by the FDA and told that the FDA was preparing to take action on the ZOHYDRO ER NDA in the summer of 2013. In addition, Zogenix announced that it had not been provided a reason for the delay and had not been informed of any deficiencies in the NDA for ZOHYDRO ER during the review process. We have also entered into a license and distribution agreement with Paladin Labs Inc. in respect of ZOHYDRO ER in Canada. We will earn manufacturing revenues and a royalty on U.S. and Canadian sales of ZOHYDRO ER, if approved and when commercialized. We have maintained all rights to the product in territories outside the U.S. and Canada and expect to seek to develop and license the product through commercial partnerships in those territories.

  ALKS 3831

        ALKS 3831 is a proprietary investigational medicine designed as a broad spectrum treatment for schizophrenia. ALKS 3831 is comprised of ALKS 33, a novel opioid modulator that acts as a potent mu-opioid antagonist, in combination with the established antipsychotic drug olanzapine. ALKS 3831 is designed to attenuate olanzapine-induced metabolic side effects, including weight gain, and offer the therapeutic benefits of olanzapine to a wider range of patients with schizophrenia. ALKS 3831 will also be studied to evaluate its utility in patients with schizophrenia and comorbid substance abuse. In January 2013, we announced positive topline results from a phase 1 study of ALKS 3831. The multicenter, randomized, double-blind, placebo- and active-controlled study was designed to compare the mean change from baseline in body weight in 106 healthy volunteers following three weeks of once-daily, oral administration of ALKS 3831, compared to olanzapine alone or placebo. Data from the study showed that healthy volunteers administered ALKS 3831 demonstrated significantly less weight gain compared to healthy volunteers taking olanzapine. Weight gain is a common and clinically relevant side effect of atypical antipsychotic medications, and olanzapine has one of the highest incidences and greatest amounts of weight gain among the widely prescribed products in this class of drugs. Based on the positive results of the phase 1 study, we plan to initiate a phase 2 study of ALKS 3831 in mid calendar-year 2013 and meet with the FDA.

  Other

        A three-month formulation of INVEGA SUSTENNA is in development by Janssen Research & Development, LLC. Two phase 3 studies are expected to enroll approximately 1,800 patients with schizophrenia and will assess the efficacy, safety and tolerability of the three-month injectable formulation. These clinical studies are expected to be completed in the second half of calendar 2014. The investigational product is being developed by Janssen Pharmaceutica, NV, licensee of our proprietary technology for nanoparticles.

        Line extensions for BYDUREON are in development by Bristol-Myers. These line extensions include a dual-chamber pen device and weekly and monthly suspension formulations using our proprietary technology for extended-release microspheres. Bristol-Myers is expected to submit data for the dual-chamber pen device for FDA review in the third quarter of calendar-year 2013.

        In April 2013, Acorda reported positive results from an 83-subject proof-of-concept study of dalfampridine-ER 10 mg in the treatment of post-stroke deficits, as demonstrated by improvement in walking measured by the Timed 25-Foot Walk. Acorda plans to proceed with a clinical development program for this indication. A separate proof-of-concept trial including 24 participants explored the use of dalfampridine-ER 10 mg dosed twice daily in adults with cerebral palsy ("CP"). Efficacy data from the study in adults with CP suggested potential treatment activity on measures of walking and hand strength; however, these data are being analyzed by Acorda to determine if they are sufficiently robust to warrant further clinical studies. Acorda plans to present data from the post-stroke deficits and CP trials in appropriate medical forums following additional analysis of the data.

  Our Research and Development Expenditures

        We devote significant resources to R&D programs. We focus our R&D efforts on identifying novel therapeutics in areas of high unmet medical need. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of Alkermes" for our R&D expenditures for our prior three fiscal years.

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

        Under our license agreement, we receive certain development milestone payments from Janssen and aggregate tiered royalty payments between 5% and 9% of INVEGA SUSTENNA net sales in each country where the license is in effect, with the exact royalty percentage determined based on worldwide net sales. The tiered royalty payments consist of a Patent Royalty and a Know How Royalty, both of which are determined on a county-by-country basis. The Patent Royalty, which equals 1.5% of net sales, is payable until the expiration of the last of the patents claiming the product in such country. The Know How Royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The Know How Royalty is payable for the later of 15 years from first commercial sale of a Product in each individual country or March 31, 2019, subject in each case to the expiry of the license agreement. These royalty payments may be reduced in any country based on lack of patent coverage or patent litigation, or where competing products achieve certain minimum sales thresholds. The license agreement expires upon the later of (i) March 31, 2019 or (ii) the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non-exclusive, royalty-free license to develop, manufacture and commercialize the products.

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

        In June 2009, we entered into an amendment of the amended and restated license agreement and the supply agreement with Acorda and, pursuant to such amendment, consented to the sublicense by Acorda to Biogen Idec of Acorda's rights to use and sell FAMPYRA in certain territories outside of the United States (to the extent that such rights were to be sublicensed to Biogen Idec pursuant to its separate collaboration and license agreement with Acorda). Under this amendment, we agreed to modify certain terms and conditions of the amended and restated license agreement and the supply agreement with Acorda to reflect the sublicense by Acorda to Biogen Idec.

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

        Under our commercial manufacturing supply agreement with Acorda, we manufacture and supply AMPYRA/FAMPYRA for Acorda (and its sub-licensees). Under the terms of the agreement, Acorda may obtain up to 25% of its total annual requirements of product from a second-source manufacturer. We receive manufacturing royalties equal to 8% of net selling price for all product manufactured by us and a compensating payment for product manufactured and supplied by a third party. We may terminate the supply agreement upon 12 months' prior written notice to Acorda, and either party may terminate the supply agreement following a material and uncured breach of the supply or license agreement or the entry into bankruptcy or dissolution proceedings of the other party. In addition, subject to early termination of the supply agreement noted above, the supply agreement terminates upon the expiry or termination of the license agreement.

        In January 2011, we entered into a development and supplemental agreement to our amended and restated license agreement with Acorda. Under the terms of this agreement, we granted Acorda the right, either with us or with a third party, in each case in accordance with certain terms and conditions, to develop new formulations of dalfampridine or other aminopyridines. Under the terms of the agreement, Acorda has the right to select either a formulation developed by us or by a third party for commercialization. We are entitled to development fees we incur in developing formulations under the development and supplemental agreement and, if Acorda selects and commercializes any such formulation, to milestone payments (for new indications if not previously paid), license revenues and royalties in accordance with our amended and restated license agreement for the product, and either manufacturing fees as a percentage of net selling price for product manufactured by us or compensating fees for product manufactured by third parties. If, under the development and supplemental agreement, Acorda selects a formulation not developed by us, then we will be entitled to various compensation payments and have the first option to manufacture such third party formulation. The development and supplemental agreement expires upon the expiry or termination of the amended and restated license agreement and may be earlier terminated by either party following an uncured breach of the agreement by the other party.

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

Bristol-Myers

        In May 2000, we entered into a development and license agreement with Amylin, now a wholly-owned subsidiary of Bristol-Myers, for the development of exendin products falling within the scope of our patents, which include the once-weekly formulation of exenatide, BYDUREON. Pursuant to the development and license agreement, Bristol-Myers has an exclusive, worldwide license to our polymer-based microsphere technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. We receive funding for research and development and will also receive royalty payments based on future product sales. Upon the achievement of certain development and commercialization goals, we received milestone payments consisting of cash and warrants for Amylin common stock. In October 2005 and in July 2006, we amended the development and license agreement. Under the amended agreement (i) we are responsible for formulation and are principally responsible for non-clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products for use in early-phase clinical trials, and (ii) we transferred certain of our technology related to the manufacture of BYDUREON to Amylin and agreed to the manufacture of BYDUREON by Bristol-Myers.

        Under our agreement, Bristol-Myers is responsible for commercializing exenatide products, including BYDUREON, in the U.S. and for U.S. regulatory matters relating to exenatide products, including conducting clinical trials and securing regulatory approvals. In April 2013, Bristol-Myers and AstraZeneca announced that the companies had completed their assumption of all rights related to BYETTA and BYDUREON from Eli Lilly & Company ("Lilly"), Amylin's former worldwide collaboration partner with respect to exenatide products. Through their diabetes collaboration, Bristol-Myers and AstraZeneca co-develop and market Amylin's portfolio of products, including BYDUREON.

        Until December 31, 2021, we will receive royalties equal to 8% of net sales from the first 40 million units of BYDUREON sold in any particular calendar year and 5.5% of net sales from units sold beyond the first 40 million units for that calendar year. Thereafter, during the term of the development and license agreement, we will receive royalties equal to 5.5% of net sales of products sold. We received a $7.0 million milestone payment in July 2011 upon the first commercial sale of BYDUREON in the EU, and we received a $7.0 million milestone payment upon the first commercial sale of BYDUREON in the U.S. BYDUREON was launched in the U.S. in February 2012.

        The development and license agreement terminates on the later of (i) 10 years from the first commercial sale of the last of the products covered by the development and license agreement, or (ii) the expiration or invalidation of all of our patents covering such product. Upon termination, all licenses become non-exclusive and royalty-free. Bristol-Myers may terminate the development and license agreement for any reason upon 180 days' written notice to us. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days after receipt of written notice specifying the default or breach.

Other Arrangements

Civitas Therapeutics, Inc.

        In December 2010, we entered into an asset purchase and license agreement and equity investment agreement with Civitas Therapeutics, Inc. ("Civitas"). Under the terms of these agreements, we sold, assigned and transferred to Civitas our right, title and interest in our pulmonary patent portfolio and certain of our pulmonary drug delivery equipment, instruments, contracts and technical and regulatory documentation and licensed certain related know-how in exchange for 15% of the issued shares of the Series A Preferred Stock of Civitas and a royalty on future sales of any products developed using this pulmonary drug delivery technology. Civitas undertook a subsequent Series A Preferred Stock sale, in which we did not participate. Civitas also entered into an agreement to sublease our pulmonary manufacturing facility located in Chelsea, Massachusetts and has an option to purchase our pulmonary manufacturing equipment located at this facility. In addition, we have a seat on the Civitas board of directors. In December 2012, we paid Civitas $1.1 million for a promissory note which is convertible into shares of its Series B Preferred Stock.

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

  NanoCrystal Technology

        Our NanoCrystal technology is applicable to poorly water-soluble compounds and involves formulating and stabilizing drugs into particles that are nanometers in size. A drug in NanoCrystal form can be incorporated into a range of common dosage forms and administration routes, including tablets, capsules, inhalation devices and sterile forms for injection, with the potential for enhanced oral bioavailability, increased therapeutic effectiveness, reduced/eliminated fed/fasted variability, and sustained duration of intravenous/intramuscular release.

  Oral Controlled Release Technology

        Our OCR technologies are used to formulate, develop and manufacture oral dosage forms of pharmaceutical products that improve and control the release characteristics and efficacy of standard dosage forms.

        Our OCR platform includes technologies for tailored pharmacokinetic profiles including SODAS® technology, IPDAS® technology, CODAS® technology and the MXDAS® drug absorption system, each as described below:

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

Manufacturing and Product Supply

        We own and occupy manufacturing, office and laboratory facilities in: Wilmington, Ohio; Athlone, Ireland; and Gainesville, Georgia. We either purchase active drug product from third parties or receive it from our third-party collaborators to formulate product using our technologies. The manufacture of our products for clinical trials and commercial use is subject to cGMP and other regulatory agency regulations. Our manufacturing and development capabilities include formulation through process development, scale-up and full-scale commercial manufacturing and specialized capabilities for the development and manufacturing of controlled substances.

        Although some materials for our drug products are currently available from a single source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements. We believe we do not have any significant issues in finding suppliers. However, we cannot be certain that we will continue to be able to obtain long-term supplies of our manufacturing materials.

        Our third-party service providers involved in the manufacture of our products are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of active pharmaceutical ingredients ("API"), manufacture, fill-finish, packaging, or storage of our products or product candidates, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our products and product candidates, see "Item 1A—Risk Factors" and specifically those sections entitled "—Our revenues largely depend on the actions of our third-party collaborators, and if they are not effective, our revenues could be materially adversely affected," "—We are subject to risks related to the manufacture of our products," "—We rely on third parties to provide services in connection with the manufacture and distribution of our products," "—If we or our third-party providers fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales and/or revenues" and "—We rely heavily on collaborative partners in the commercialization and continued development of our products."

  Commercial Products

        We manufacture RISPERDAL CONSTA, VIVITROL and polymer for BYDUREON in our Wilmington, Ohio facility. We are currently operating two RISPERDAL CONSTA lines and one VIVITROL line at commercial scale. Janssen has granted us an option, exercisable upon 30 days' advance written notice, to purchase the most recently constructed and validated RISPERDAL CONSTA manufacturing line at its then-current net book value. We source our packaging operations for VIVITROL to a third-party contractor. Janssen is responsible for packaging operations for RISPERDAL CONSTA. The facility has been inspected by U.S., European (MHRA), Japanese,

Brazilian and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

        We manufacture AMPYRA/FAMPYRA, RAPAMUNE and other products in our Athlone, Ireland facility. During fiscal year 2013, this facility was inspected by U.S., Irish, Brazilian and Korean regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

        We manufacture FOCALIN XR, RITALIN LA, AVINZA, VERAPAMIL and other products in our Gainesville, Georgia facility. The facility has been inspected by U.S., Danish, Turkish and Brazilian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

        For more information about our manufacturing facilities, see "Item 2—Properties."

  Clinical Products

        We have established, and are operating, facilities with the capability to produce clinical supplies of our injectable extended-release products at our Wilmington, Ohio facility; our NanoCrystal and OCR technology products at our Athlone, Ireland facility; and our OCR technology products at our Gainesville, Georgia facility. We have also contracted with third-party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of products for clinical use.

  Research & Development

        We devote significant resources to R&D programs. We focus our R&D efforts on finding novel therapeutics in areas of high unmet medical need. Our R&D efforts include, but are not limited to, areas such as pharmaceutical formulation, analytical chemistry, process development, engineering, scale-up and drug optimization/delivery. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of Alkermes" for our R&D expenditures for our prior three fiscal years.

Permits and Regulatory Approvals

        We hold various licenses in respect of our manufacturing activities conducted in Wilmington, Ohio; Athlone, Ireland; and Gainesville, Georgia. The primary licenses held in this regard are FDA Registrations of Drug Establishment and Drug Enforcement Administration ("DEA"), Controlled Substance Registration in respect of our Gainesville facility. We also hold a Manufacturers Authorization (No. M516), an Investigational Medicinal Products Manufacturers Authorization (No. IMP008) and Certificates of Good Manufacturing Practice Compliance of a Manufacturer (Ref. 2010-096 and 2010-097) from the Irish Medicines Board ("IMB") in respect of our Athlone facility, and a number of Controlled Substance Licenses granted by the IMB. Due to certain U.S. state law requirements, we also hold certain state licenses to cover distribution activities through certain states and not in respect of any manufacturing activities conducted in those states.

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

Marketing, Sales and Distribution

        We are responsible for the marketing of VIVITROL in the U.S. We focus our sales and marketing efforts on specialist physicians in private practice and in public treatment systems. We use customary pharmaceutical company practices to market our product and to educate physicians, such as sales representatives calling on individual physicians, advertisements, professional symposia, selling initiatives, public relations and other methods. We provide customer service and other related programs for our product, such as product-specific websites, insurance research services and order, delivery and fulfillment services. Our sales force for VIVITROL in the U.S. consists of approximately 70 individuals. VIVITROL is sold directly to pharmaceutical wholesalers, specialty pharmacies and a specialty distributor. Product sales of VIVITROL during the fiscal year ended March 31, 2013, to McKesson Corporation, CVS Caremark Corporation, AmerisourceBergen Drug Corporation, and Cardinal Health ("Cardinal"), represented approximately 17%, 12%, 11% and 11%, respectively, of total VIVITROL sales.

        Effective April 1, 2009, we entered into an agreement with Cardinal Health Specialty Pharmaceutical Services ("Cardinal SPS"), a division of Cardinal, to provide warehouse, shipping and administrative services for VIVITROL. Our expectation for fiscal year 2014 is to continue to distribute VIVITROL through Cardinal SPS.

        Under our collaboration agreements with Janssen, Bristol-Myers, Acorda and other collaboration partners, these companies are responsible for the commercialization of any products developed thereunder if and when regulatory approval is obtained.

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

        With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA and INVEGA SUSTENNA may compete with a number of other injectable products including ZYPREXA® RELPREVV® ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; a once-monthly injectable formulation of ABILIFY® (aripiprazole) developed by Otsuka Pharmaceutical Co., Ltd. ("Otsuka"), which was approved by the FDA in February 2013 and is commercialized under the name ABILIFY MAINTENA™; and other products currently in development. RISPERDAL CONSTA and INVEGA SUSTENNA may also compete with new oral compounds currently on the market or being developed for the treatment of schizophrenia.

        In the treatment of alcohol dependence, VIVITROL competes with CAMPRAL® (acamprosate calcium) sold by Forest Laboratories and ANTABUSE® sold by Odyssey Pharmaceuticals ("Odyssey") as well as currently marketed drugs also formulated from naltrexone. Other pharmaceutical companies are developing product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

        In the treatment of opioid dependence, VIVITROL competes with methadone, oral naltrexone, and SUBOXONE® (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE® (buprenorphine/naloxone) Sublingual Film, and SUBUTEX® (buprenorphine HCl sublingual tablets), each of which is marketed and sold by Reckitt Benckiser Pharmaceuticals, Inc. in the U.S. It also competes with generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing product candidates that have shown promise in treating opioid dependence and that, if approved by the FDA, would compete with VIVITROL.

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

        AMPYRA/FAMPYRA is, to our knowledge, the first product that is approved as a treatment to improve walking in patients with MS. However, there are a number of FDA-approved therapies for MS disease management that seek to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS. These products include AVONEX® from Biogen Idec, BETASERON® from Bayer HealthCare Pharmaceuticals, COPAXONE® from Teva Pharmaceutical Industries Ltd., REBIF® from Merck Serono, TYSABRI® and TECFIDERATM from Biogen Idec,, GILENYA® and EXTAVIA® from Novartis AG, and AUBAGIO® from Sanofi-Aventis.

        With respect to our NanoCrystal technology, we are aware that other technology approaches similarly address poorly water soluble drugs. These approaches include nanoparticles, cyclodextrins, lipid-based self-emulsifying drug delivery systems, dendrimers and micelles, among others, any of which could limit the potential success and growth prospects of products incorporating our NanoCrystal technology. In addition, there are many competing technologies to our OCR technology, some of which are owned by large pharmaceutical companies with drug delivery divisions and other, smaller drug-delivery-specific companies.

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

        Our OCR technology is protected by a patent estate including patents and patent applications filed worldwide. Some of our OCR patent families are product specific whereas others cover generic delivery platforms (e.g., different release profiles, taste masking, etc.). The latest of the patents covering AMPYRA/FAMPYRA, which incorporates our OCR technology, expires in 2027 in the U.S. and 2025 in Europe.

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

        We have filed patent applications worldwide that cover our microsphere technology and have a significant number of patents and pending patent applications covering our microsphere technology. The latest of our patents covering VIVITROL, RISPERDAL CONSTA and BYDUREON expire in 2029, 2023 and 2025 in the U.S., respectively, and 2021, 2021 and 2024 in Europe, respectively. We also have patent protection for our Key Development Programs. U.S. Patent No. 8,431,576, which issued in April 2013, covers a class of compounds that includes aripiprazole lauroxil and expires in 2030 in the U.S. U.S. Patent No. 7,262,298, which covers a class of compounds that includes the opioid modulators in each of the ALKS 5461 and ALKS 3831 combination products, expires in 2025 in the U.S.

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

        We are involved as a plaintiff in various Paragraph IV litigations in the U.S. and a similar suit in France in respect of three different products: TRICOR 145; FOCALIN XR; and MEGACE ES.

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

        Our trademarks, including VIVITROL, are important to us and are generally covered by trademark applications or registrations in the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Our partnered products also use trademarks that are owned by our partners, such as the marks RISPERDAL CONSTA and INVEGA SUSTENNA, which are registered trademarks of Johnson & Johnson Corp., BYDUREON, which is a trademark of Amylin, and AMPYRA and FAMPYRA, which are registered trademarks of Acorda. Trademark protection varies in accordance with local law, and continues in some countries as long as the mark is used and in other countries as long as the mark is registered. Trademark registrations generally are for fixed but renewable terms.

Revenues and Assets by Region

        For fiscal years 2013, 2012 and 2011, our revenue and assets are presented below by geographical area.

	Year Ended March 31,
(In thousands)	2013	2012	2011
Revenue by region:
U.S.	$380,565	$212,859	$76,700
Ireland	14,455	12,695	805
Rest of world	180,528	164,423	109,135
Assets by region:
Current assets:
U.S.	$248,441	$209,683	$252,960
Ireland	159,544	122,077	—
Rest of world	603	7,393	—
Long-term assets:
U.S.	$233,369	$217,406	$199,488
Ireland	828,334	878,658	—
Rest of world	—	—	—

Regulatory

  Regulation of Pharmaceutical Products

  United States

        Our current and contemplated activities, and the products and processes that result from such activities, are subject to substantial government regulation. Before new pharmaceutical products may be sold in the U.S., preclinical studies and clinical trials of the products must be conducted and the results submitted to the FDA for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application ("BLA"), or an NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, potential safety signals observed in preclinical or clinical tests, and the risks and benefits demonstrated in clinical trials. It is impossible to predict with any certainty whether and when the FDA will grant marketing approval. The FDA may require larger or additional studies or request other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Even if a product is approved, the approval may be subject to limitations (discussed below) based on the FDA's interpretation of the data.

        The FDA has developed four distinct approaches intended to make therapeutically important drugs available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval; fast track; breakthrough therapy; and priority review.

        In the U.S., the FDA may grant "accelerated approval" status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. Under the accelerated approval regulations, if the FDA concludes that a drug that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions as necessary to assure safe use. In addition, for all products approved under accelerated approval, sponsors may be required to submit all copies of their promotional materials, including advertisements, to the FDA at least 30 days prior to initial dissemination. The FDA may withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use.

        In addition, the FDA may grant "fast track" status to products that treat serious diseases or conditions and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product's development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of an NDA for FDA review before the entire NDA is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

        The FDA may also grant "breakthrough therapy" status to drugs designed to treat, alone or in combination with another drug or drugs, a serious or life-threatening disease or condition and for which preliminary evidence suggests a substantial improvement over existing therapies. Such drugs need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the time to product approval. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.

        Finally, the FDA may grant "priority review" status to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. Priority review is intended to reduce the time it takes for the FDA to review a NDA or BLA, with the goal for completing a priority review being six months (compared to ten months under standard review).

        Regardless of the approval pathway employed, the FDA may require a sponsor to conduct additional post-marketing studies as a condition of approval to provide data on safety and effectiveness. If a sponsor fails to conduct the required studies, the agency may withdraw its approval. In addition, regardless of the approval pathway, if the FDA concludes that a drug that has been shown to be effective can be safely used only if distribution or use is restricted, it can mandate post-marketing restrictions as necessary to assure safe use. In such a case, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Evaluation and Mitigation Strategies ("REMS"). The FDA can impose financial penalties for failing to comply with certain post-marketing commitments, including REMS. In addition, any changes to an approved REMS must be reviewed and approved by the FDA prior to implementation. The FDA tracks information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with regulatory authorities' safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Based on new safety information that emerges after approval, the FDA can mandate product labeling changes, impose a new REMS or the addition of elements to an existing REMS, require new post-marketing studies (including additional clinical trials), or suspend or withdraw approval of the product. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals. If we seek to make certain types of changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, the FDA will need to review and approve such changes in advance. In the case of a new indication, we are required to demonstrate with additional clinical data that the product is safe and effective for a use other than that initially approved. Such regulatory reviews can result in denial or modification of the planned changes, or requirements to conduct additional tests or evaluations that can substantially delay or increase the cost of the planned changes.

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

  Outside the U.S.

        Our products are marketed in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the European Medicines Agency ("EMA"). The marketing application is similar to the NDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use ("CHMP"), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the European Commission ("EC"). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states.

        In addition to the centralized procedure, Europe also has: (i) a nationalized procedure, which requires a separate application to and approval determination by each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder.

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

  Sales and Marketing

        We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the broad scope of the U.S. statutory provisions, the general absence of guidance in the form of regulations, and few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In addition, federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed. See "Item 1A—Risk Factors" and specifically those sections entitled "—If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business," "—Revenues generated by sales of our products depend on the availability of reimbursement from third-party payors, and a reduction in payment rate or reimbursement or an increase in our financial obligation to governmental payors could result in decreased sales of our products and revenue" and "—Product liability claims may adversely affect our business."

        Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include federal "sunshine" provisions enacted in 2010 as part of the comprehensive federal health care reform legislation. The sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Given the ambiguity found in many of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

  Pricing and Reimbursement

        In the U.S. and internationally, sales of our products, including those sold by our collaborators, and our ability to generate revenues on such sales are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers and private insurance plans. Private insurers may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. These include establishing formularies that govern the products that will be offered and the out-of-pocket obligations for such products.

        The U.S. government and governments outside the U.S. regularly consider reforming healthcare coverage and costs. Such reform may include changes to the coverage and reimbursement of our products, which may have a significant impact on our business. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid rebate program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of average manufacturer price ("AMP") or the difference between AMP and the best price available from us to any commercial or non-federal governmental customer. The rebate amount must be adjusted upward where the AMP for a product's first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, is less than the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services ("CMS"). The terms of our participation in the rebate program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties per item of false information in addition to other penalties available to the government.

        Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products under a payment methodology using average sales price ("ASP") information. Manufacturers, including us, are required to provide ASP information to the CMS on a quarterly basis. This information is used to compute Medicare payment rates. The current payment rate for Medicare Part B drugs is ASP plus 6% outside the hospital outpatient setting and ASP plus 4% for most drugs in the hospital outpatient setting. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied.

        Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers, including us, are required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

        The availability of federal funds to pay for our products under the Medicaid Drug Rebate Program and Medicare Part B requires that we extend discounts to certain purchasers under the Public Health Services ("PHS") pharmaceutical pricing program. Purchasers eligible for discounts include a variety of community health clinics, other entities that receive health services grants from PHS, and hospitals that serve a disproportionate share of financially needy patients.

        We also make our products available for purchase by authorized users of the Federal Supply Schedule ("FSS") of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992 (the "VHC Act"), we are required to offer deeply discounted FSS contract pricing to four federal agencies: the Department of Veterans Affairs; the Department of Defense; the Coast Guard; and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products by such federal agencies and certain federal grantees. Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price ("non-FAMP"). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index—Urban). In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties per false item of information in addition to other penalties available to the government.

  Outside the U.S.

        Within the EU, products are paid for by a variety of payors, with governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Recent budgetary pressures in many EU countries are causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing. If budget pressures continue, governments may implement additional cost-containment measures.

  Other Regulations

        Foreign Corrupt Practices Act:    We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. corporations and their representatives from paying, offering to pay, promising, authorizing, or making payments of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA's definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

        We are also subject to the UK Bribery Act, which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. Foreign corporations that conduct business in the UK generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for corporations and criminal sanctions for corporate officers under certain circumstances.

        Environmental, Health and Safety Laws:    Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, where we have manufacturing facilities, namely the U.S. and Ireland. Environmental and health and safety authorities in the relevant jurisdictions, including the Environmental Protection

Agency and the Occupational Safety and Health Administration in the U.S. and the Environmental Protection Agency and the Health and Safety Authority in Ireland, administer laws which regulate, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. In certain cases, such laws and regulations may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste and/or any migration of such hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us and/or off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third-party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.

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

Employees

        As of May 8, 2013, we had approximately 1,230 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

        We were incorporated in Ireland on May 4, 2011 as a private limited company, under the name Antler Science Two Limited (registration number 498284). On July 25, 2011, Antler Science Two Limited was re-registered as a public limited company under the name Antler Science Two plc. On September 14, 2011, we were re-named Alkermes plc.

        Our principal executive offices are located at Connaught House, 1 Burlington Road, Dublin 4, Ireland. Our telephone number is +353-1-772-8000 and our website address is www.alkermes.com. Information that is contained in, and can be accessed through, our website is not incorporated into, and does not form a part of, this Annual Report. We make available free of charge through the Investors section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available on our website (i) the charters for the committees of our Board of Directors, including the Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. You may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        Investing in our company involves a high degree of risk. In deciding whether to invest in our ordinary shares, you should consider carefully the risks described below in addition to the financial and other information contained in this Annual Report, including the matters addressed under the caption "Forward-Looking Statements." If any events described by the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. This could cause the market price of our ordinary shares to decline, and could cause you to lose all or a part of your investment.

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

        Pursuant to our arrangements with Bristol-Myers and Janssen, we are not responsible for the clinical development, manufacture or commercialization efforts for BYDUREON or INVEGA SUSTENNA/XEPLION, respectively.

        For these and other reasons outside of our control, our revenues from the sale of RISPERDAL CONSTA, AMPYRA/FAMPYRA, BYDUREON and INVEGA SUSTENNA/XEPLION may not meet our or our partners' expectations or those of investors.

  VIVITROL

        In December 2007, we exclusively licensed the right to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the CIS to Cilag. Cilag has primary responsibility for securing all necessary regulatory approvals for VIVITROL and Janssen-Cilag, an affiliate of Cilag, has full responsibility for the commercialization of the product in these countries. We receive manufacturing revenues, and royalty revenues based upon product sales. Our revenues from the sale of VIVITROL in Russia and countries of the CIS may not be significant and will depend on numerous factors, many of which are outside of our control.

  REMAINING COMMERCIAL PORTFOLIO

        In addition, we are not responsible for, or involved with, the sales and marketing efforts for many of our other products and, in some instances, we are also not involved in their manufacture.

We rely heavily on collaborative partners in the commercialization and continued development of our products.

        Our arrangements with collaborative partners are critical to bringing our products to the market and successfully commercializing them. We rely on these parties in various respects, including: providing funding for development programs and conducting preclinical testing and clinical trials with respect to new formulations or other development activities for our marketed products; managing the regulatory approval process; and commercializing our products.

        Our collaborative partners may choose to use their own or other technology to develop an alternative product and withdraw their support of our product, or to compete with our jointly developed product. Alternatively, proprietary products we may develop in the future could compete directly with products we developed with our collaborative partners. Disputes may also arise between us and a collaborative partner and may involve the ownership of technology developed during a collaboration or other issues arising out of collaborative agreements. Such a dispute could delay the related program or result in expensive arbitration or litigation, which may not be resolved in our favor.

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

        The manufacture of products and product components, including the procurement of bulk drug product, packaging, storage and distribution of our products, requires successful coordination among us and multiple third-party providers. For example, we are responsible for the entire supply chain for VIVITROL, up to the sale of final product and including the sourcing of key raw materials and active pharmaceutical agents from third parties. We have limited experience in managing a complex product distribution network. Issues with our-third party providers, including our inability to coordinate these efforts, lack of capacity available at such third-party providers or any other problems with the operations of these third-party contractors, could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation and have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

        We and our third-party providers are generally required to comply with cGMP and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA or other regulatory agencies, and ultimate amendment acceptance by such agencies, prior to release of product to the applicable marketplace. Our inability or the inability of our third-party service providers to demonstrate ongoing cGMP compliance could require us to withdraw or recall products and interrupt commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

        In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, including the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, when a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

        In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. The 2010 Patient Protection and Affordable Care Act encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of reimbursement for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

        The government-sponsored healthcare systems in Europe and many other countries are the primary payors for healthcare expenditures, including payment for drugs and biologics. We expect that countries may take actions to reduce expenditure on drugs and biologics, including mandatory price reductions, patient access restrictions, suspensions of price increases, increased mandatory discounts or rebates, preference for generic products, reduction in the amount of reimbursement, and greater importation of drugs from lower-cost countries. These cost control measures likely would reduce our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, the inability to secure adequate prices in a particular country may not only limit the marketing of products within that country, but may also adversely affect the ability to obtain acceptable prices in other markets.

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

Uncertainty over intellectual property in the pharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.

        There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products.

        In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file ANDAs and, in doing so, certify that their products either do not infringe the innovator's patents or that the innovator's patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as "Paragraph IV" litigation in the U.S. We and our collaborative partners are involved in a number of Paragraph IV litigations in the U.S. and a similar suit in France in respect of some of our products. These litigations could result in new or additional generic competition to our marketed products and a potential reduction in product revenue.

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

        On September 25, 2012, we entered into an amendment to our $310.0 million First Lien Credit Agreement pursuant to which the First Lien Credit Agreement was amended and restated to, among other things, provide for a new tranche of term loans in an amount equal to $375.0 million, the proceeds of which, together with cash-on hand of approximately $75.0 million, were used to repay in full all monies due pursuant to our $140.0 million Second Lien Credit Agreement. The new term loans consisted of a $300.0 million, seven-year term loan at LIBOR plus 3.50% ("Term Loan B-1"), and a $75.0 million, four-year term loan at LIBOR plus 3.00% ("Term Loan B-2" and together with Term Loan B-1, the "2013 Term Loans"), with, for each term loan, a LIBOR floor of 1.00%.

        On February 14, 2013, we further amended our amended and restated credit agreement to secure: (i) a reduction in interest payable under Term Loan B-1 to LIBOR plus 2.75% and a decrease in the LIBOR floor to 0.75%; (ii) a reduction in interest payable under Term Loan B-2 to LIBOR plus 2.75% and a decrease in the LIBOR floor to 0%; and (iii) a shortened time period, from one year to six months, during which a refinancing of our term loans, as described in the amended and restated credit agreement, would trigger a 1% prepayment premium.

        Our existing indebtedness is guaranteed by certain of our subsidiaries. Our level of indebtedness and the terms of these financing arrangements could adversely affect our business by, among other things:

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

        Our term loan facility imposes restrictive covenants on us and requires certain payments of principal and interest over time. A failure to comply with these restrictions or to make these payments could lead to an event of default that could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to ensure compliance with these covenants or to remedy any such default. In the event of an acceleration of this indebtedness, we may not have or be able to obtain sufficient funds to make any accelerated payments.

We rely on a limited number of pharmaceutical wholesalers to distribute our product.

        As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our product is sold to end-users through the three largest wholesalers in the U.S. market, Cardinal Health Inc., AmerisourceBergen Corp., and McKesson Corp. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, if the buying patterns of these wholesalers fluctuate due to seasonality, wholesaler buying decisions or other factors outside of our control, such events could materially adversely affect our business, results of operations, cash flows and financial condition.

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

        Our long-term viability and growth will depend upon the successful development of new products from our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices ("cGCP").

        In addition, since we fund the development of our proprietary product candidates, there is a risk that we may not be able to continue to fund all such development efforts to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products on a worldwide basis. We expect the development of products for our own account to consume substantial resources. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those associated with our programs with collaborative partners.

        For factors that may affect the market acceptance of our products approved for sale, see "—We face competition in the biotechnology and pharmaceutical industries." If our delivery technologies or product development efforts fail to result in the successful development and commercialization of product candidates, if our collaborative partners decide not to pursue development and/or commercialization of our product candidates or if new products do not perform as anticipated, such events could materially adversely affect our business, results of operations, cash flows and financial condition.

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

  •
  the failure of our clinical investigational sites and the records kept at such sites, including the clinical trial data, to be in compliance with the FDA's GCP, or EU legislation governing GCP, including the failure to pass FDA, EMA or EU Member State inspections of clinical trials;

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

        In addition, we have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited. For example, the phase 3 study of aripiprazole lauroxil is underway in many countries around the world, including in Eastern Europe and Asia. We depend on independent clinical investigators, contract research organizations and other third-party service providers and our collaborators in the conduct of clinical trials for our product candidates and in the accurate reporting of results from such clinical trials. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, while the investigators are not our employees, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols.

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

        If a product candidate fails to demonstrate safety and efficacy in clinical trials or if third parties fail to conduct clinical trials in accordance with their obligations, the development, approval and commercialization of our product candidates may be delayed or prevented and such events could materially adversely affect our business, results of operations, cash flows and financial condition.

The commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our business and stock price.

        We cannot predict whether the commercial use of our products will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny and requirements for additional labeling), all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our product sales or stock price to decline or experience periods of volatility.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.

        Our activities, and the activities of our collaborators and third-party providers, are subject to comprehensive government regulation. Government regulation by various national, state and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions, including fines and penalties. Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters.

        Changes in laws affecting the healthcare industry could also adversely affect our revenues and profitability, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, healthcare availability, and product pricing and marketing. Changes in FDA regulations and regulations issued by regulatory agencies outside of the U.S., including new or different approval requirements, timelines and processes, may also delay or prevent the approval of new products, require additional safety monitoring, labeling changes, restrictions on product distribution or other measures that could increase our costs of doing business and adversely affect the market for our products. The enactment in the U.S. of healthcare reform, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

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

        With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA and INVEGA SUSTENNA may compete with a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka, which was approved by the FDA in February 2013 and is commercialized under the name ABILIFY MAINTENA; and other products currently in development. RISPERDAL CONSTA and INVEGA SUSTENNA may also compete with new oral compounds currently on the market or being developed for the treatment of schizophrenia.

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

        In the treatment of opioid dependence, VIVITROL competes with methadone, oral naltrexone, and SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, and SUBUTEX (buprenorphine HCl sublingual tablets), each of which is marketed and sold by Reckitt Benckiser Pharmaceuticals, Inc. in the U.S. It also competes with generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing product candidates that have shown promise in treating opioid dependence and that, if approved by the FDA, would compete with VIVITROL.

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

        AMPYRA/FAMPYRA is, to our knowledge, the first product that is approved as a treatment to improve walking in patients with MS. However, there are a number of FDA-approved therapies for MS disease management that seek to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS. These products include AVONEX® from Biogen Idec, BETASERON® from Bayer HealthCare Pharmaceuticals, COPAXONE® from Teva Pharmaceutical Industries Ltd., REBIF® from Merck Serono, TYSABRI® and TECFIDERATM from Biogen Idec, GILENYA® and EXTAVIA® from Novartis AG, and AUBAGIO® from Sanofi-Aventis.

        With respect to our NanoCrystal technology, we are aware that other technology approaches similarly address poorly water soluble drugs. These approaches include nanoparticles, cyclodextrins, lipid-based self-emulsifying drug delivery systems, dendrimers and micelles, among others, any of which could limit the potential success and growth prospects of products incorporating our NanoCrystal technology. In addition, there are many competing technologies to our OCR technology, some of which are owned by large pharmaceutical companies with drug delivery divisions and other, smaller drug-delivery-specific companies.

        If we are unable to compete successfully in the biotechnology and pharmaceutical industries, such events could materially adversely affect our business, results of operations, cash flows and financial condition.

We may not become profitable on a sustained basis.

        At March 31, 2013, our accumulated deficit was $499.9 million, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through March 31, 2013, partially offset by net income over previous fiscal years. There can be no assurance we will achieve sustained profitability.

        A major component of our revenue is dependent on our partners' and our ability to commercialize, and our and our partners' ability to manufacture economically, our marketed products.

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

Product liability claims may adversely affect our business.

        The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions, and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time. We are subject from time to time to lawsuits based on product liability and related claims. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, this coverage may not be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our products. We may not be successful in defending ourselves in the litigation and, as a result, our business could be materially harmed. These lawsuits may result in large judgments or settlements against us, any of which could have a negative effect on our financial condition and business if in excess of our insurance coverage. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business.

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

        Our business involves the controlled use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of those laws and regulations, we could be liable for any contamination at our current or former properties or third-party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third-party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental, health or safety laws or regulations, the cost of compliance with any resulting order or fine and any liability imposed in connection with any contamination for which we may be responsible could materially adversely affect our business, results of operations, cash flows and financial condition.

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

Currency exchange rates may affect revenues.

        We conduct a large portion of our business in international markets. For example, we derive a majority of our RISPERDAL CONSTA revenues and all of our FAMPYRA and XEPLION revenues from sales in countries other than the U.S., and these sales are denominated in non-U.S. dollar ("USD") currencies. Such revenues fluctuate when translated to USD as a result of changes in currency exchange rates. We currently do not hedge this exposure. An increase in the USD relative to other currencies in which we have revenues will cause our non-USD revenues to be lower than with a stable exchange rate. A large increase in the value of the USD relative to such non-USD currencies could have a material adverse effect on our revenues, results of operations, cash flows and financial condition.

        As a result of the Business Combination, we incur substantial operating costs in Ireland. We face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. The impact of changes in the exchange ratio of the USD and the Euro on our USD-denominated manufacturing and royalty revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the Euro on operating expenses and payables incurred at our Irish operations that are settled in Euro. For the fiscal year ended March 31, 2013, an average 10% weakening in the USD relative to the Euro would have resulted in an increase to our expenses denominated in Euro of $7.5 million.

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

        If we are unable to successfully integrate the companies, businesses or properties that we acquire, such events could materially adversely affect our business, results of operations, cash flows and financial condition. Merger and acquisition transactions, including the Business Combination involve various inherent risks, including:

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

        The pro forma financial data contained in this Annual Report are presented for illustrative purposes only and may not be an indication of what our financial condition or results of operations would have been had the Business Combination been completed on the dates indicated. The pro forma financial data have been derived from the audited and unaudited historical financial statements of Alkermes, Inc. and EDT, and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Business Combination. Accordingly, the actual financial condition and results of operations of the combined company following the Business Combination may not be consistent with, or evident from, this pro forma financial data.

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

        As of March 31, 2013, a significant amount of our investments were invested in U.S. government treasury and agency securities. Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

Our effective tax rate may increase.

        As a global biotechnology company, we are subject to taxation in a number of different jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these places. Our effective tax rate may fluctuate depending on a number of factors, including the distribution of our profits or losses between the jurisdictions where we operate, differences in interpretation of tax laws, etc. In addition, the tax laws of any jurisdiction in which we operate may change in the future, which could impact our effective tax rate. Tax authorities in the jurisdictions in which we operate may audit the Company. If we are unsuccessful in defending any tax positions adopted in our submitted tax returns, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Business Combination of Alkermes, Inc. and EDT may limit our ability to use our tax attributes to offset taxable income, if any, generated from such Business Combination.

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

        In addition, Section 7874 provides that if a corporation organized outside the U.S. acquires substantially all of the assets of a corporation organized in the U.S., the taxable income of the U.S. corporation during the period beginning on the date the first assets are acquired as part of the acquisition, through the date which is ten years after the last date assets are acquired as part of the acquisition, shall be no less than the income or gain recognized by reason of the transfer during such period or by reason of a license of property by the expatriated entity after such acquisition to a foreign affiliate during such period, which is referred to as the "inversion gain," if shareholders of the acquired U.S. corporation own at least 60% (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition by reason of holding stock in the domestic corporation, and the "expanded affiliated group" of the acquiring corporation does not have substantial business activities in the country in which it is organized. In connection with the Business Combination, Alkermes, Inc. transferred certain intellectual property to one of our Irish subsidiaries, and it is expected that Alkermes, Inc. had sufficient net operating loss carryforwards available to substantially offset any taxable income generated from this transfer. If this rule was to apply to the Business Combination, among other things, Alkermes, Inc. would not have been able to use any of the approximately $274 million of U.S. Federal net operating loss ("NOL") and $38 million of U.S. state NOL carryforwards that it had as of March 31, 2011 to offset any taxable income generated as part of the Business Combination or as a result of the transfer of intellectual property. We do not believe that either of these limitations should apply as a result of the Business Combination. However, the U.S. Internal Revenue Service (the "IRS") could assert a contrary position, in which case we could become involved in tax controversy with the IRS regarding possible additional U.S. tax liability. If we were to be unsuccessful in resolving any such tax controversy in our favor, we could be liable for significantly greater U.S. federal and state income tax than we anticipate being liable for through the Business Combination, including as a result of the transfer of intellectual property, which would place further demands on our cash needs.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 8,500 square feet of corporate office space in Dublin, Ireland, which houses our corporate headquarters. This lease expires in 2022 and includes a tenant option to terminate in 2017. We lease approximately 115,000 square feet of space in Waltham, Massachusetts, which houses corporate offices, administrative areas and laboratories. This lease expires in 2020 and includes a tenant option to extend the term for up to two five-year periods.

        We own manufacturing, office and laboratory sites in Wilmington, Ohio (approximately 195,000 square feet); Athlone, Ireland (approximately 460,000 square feet); and Gainesville, Georgia (approximately 90,000 square feet).

        We have a sublease agreement in place for a commercial manufacturing facility we lease in Chelsea, Massachusetts designed for clinical and commercial manufacturing of inhaled products based on our pulmonary technology that we are currently sub-letting. The lease term is for fifteen years, expiring in 2015, with a tenant option to extend the term for up to two five-year periods. We believe that our current and planned facilities are adequate for our current and near-term preclinical, clinical and commercial manufacturing requirements.

Item 3.    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, we are currently involved in various sets of Paragraph IV litigations in the U.S. and a similar suit in France in respect of certain of three different products: TRICOR 145, FOCALIN XR, and MEGACE ES. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

        Our ordinary shares are traded on the NASDAQ Global Select Stock Market under the symbol "ALKS." Set forth below for the indicated periods are the high and low closing sales prices for our ordinary shares. The share price for the period prior to September 16, 2011 is that of Alkermes, Inc., while the share price for the period after September 16, 2011 is that of Alkermes plc.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
1st Quarter	$18.64	$15.12	$18.60	$13.06
2nd Quarter	20.87	17.22	19.52	13.91
3rd Quarter	20.88	18.08	18.03	13.88
4th Quarter	23.81	19.28	19.50	16.14

        There were 256 shareholders of record for our ordinary shares on May 8, 2013. In addition, the last reported sale price of our ordinary shares as reported on the NASDAQ Global Select Stock Market on May 8, 2013 was $29.85.

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

Securities authorized for issuance under equity compensation plans

        For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management," which incorporates by reference to the Proxy Statement relating to our 2013 Annual Meeting of Shareholders (the "2013 Proxy Statement").

Repurchase of equity securities

        On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the fiscal year ended March 31, 2013. As of March 31, 2013, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

Irish taxes applicable to U.S. holders

        The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on April 30, 2013, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

Withholding tax on dividends.

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

        Dividends on our ordinary shares that are owned by residents of the U.S. and held directly (outside of DTC) will not be subject to DWT provided that the shareholder has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.

        If any shareholder who is resident in the U.S. receives a dividend subject to DWT, he or she should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.

Income tax on dividends

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

Irish tax on capital gains.

        A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold our ordinary shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency should not be within the charge to Irish tax on capital gains on a disposal of our ordinary shares.

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

        CAT is levied at a rate of 33% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the recipient, and (ii) the aggregation of the values of previous gifts and inheritances received by the recipient from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

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

        The following graph compares the yearly percentage change in the cumulative total shareholder return on our ordinary shares for the last five fiscal years, with the cumulative total return on the Nasdaq Stock Market (U.S. and Foreign) Index and the Nasdaq Biotechnology Index. It is important to note that information set forth in the graph below with respect to the time period prior to September 16, 2011 refers to the common stock performance of Alkermes, Inc., while that information with respect to the time period after September 16, 2011 refers to the ordinary share performance of Alkermes plc. The comparison assumes $100 was invested on March 31, 2008 in our common stock and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our common stock or ordinary shares during the comparison period.

Comparison of Cumulative Total Returns

	2008	2009	2010	2011	2012	2013
Alkermes	100	102	109	109	156	199
NASDAQ Stock Market (U.S.) Index	100	68	107	126	141	151
NASDAQ Biotechnology Index	100	87	120	133	164	214

Item 6.    Selected Financial Data

        The selected historical financial data set forth below at March 31, 2013 and 2012 and for the years ended March 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below at March 31, 2011, 2010 and 2009 and for the years ended March 31, 2010 and 2009 are derived from audited consolidated financial statements, which are not included in this Annual Report. The selected historical financial data for the period prior to September 16, 2011 is that of Alkermes, Inc., while the selected historical financial data for the period after September 16, 2011 is that of Alkermes plc.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended March 31,
	2013	2012(1)	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
REVENUES:
Manufacturing and royalty revenues	$510,900	$326,444	$156,840	$149,917	$150,091
Product sales, net	58,107	41,184	28,920	20,245	4,467
Research and development revenue	6,541	22,349	880	3,117	42,087
Net collaborative profit(2)	—	—	—	5,002	130,194

Total revenues	575,548	389,977	186,640	178,281	326,839

EXPENSES:
Cost of goods manufactured and sold	170,466	127,578	52,185	49,438	43,396
Research and development	140,013	141,893	97,239	95,363	89,478
Selling, general and administrative(3)	125,758	137,632	82,847	76,514	59,008
Amortization of acquired intangible assets	41,852	25,355	—	—	—
Restructuring(4)	12,300	—	—	—	—
Impairment of long-lived assets(5)	3,346	45,800	—	—	—

Total expenses	493,735	478,258	232,271	221,315	191,882

OPERATING INCOME (LOSS)	81,813	(88,281)	(45,631)	(43,034)	134,957
OTHER EXPENSE, NET	(46,372)	(26,111)	(860)	(1,667)	(3,945)

INCOME (LOSS) BEFORE INCOME TAXES	35,441	(114,392)	(46,491)	(44,701)	131,012

PROVISION (BENEFIT) FOR INCOME TAXES	10,458	(714)	(951)	(5,075)	507

NET INCOME (LOSS)	$24,983	$(113,678)	$(45,540)	$(39,626)	$130,505

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.19	$(0.99)	$(0.48)	$(0.42)	$1.37

DILUTED	$0.18	$(0.99)	$(0.48)	$(0.42)	$1.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	131,713	114,702	95,610	94,839	95,161

DILUTED	137,100	114,702	95,610	94,839	96,252

	Year Ended March 31,
	2013	2012(1)	2011	2010	2009
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$304,179	$246,138	$294,730	$350,193	$404,482
Total assets	1,470,291	1,435,217	452,448	515,600	566,486
Long-term debt(6)	369,008	444,460	—	—	75,888
Shareholders' equity	952,374	853,852	392,018	412,616	434,888

(1)
On September 16, 2011, the business of Alkermes, Inc., and EDT were combined under Alkermes plc. We paid Elan $500.0 million in cash and issued Elan 31.9 million ordinary shares of the Company, which had a fair value of approximately $525.1 million on the closing date, for the EDT business. Alkermes, Inc.'s results are included for all periods being presented, whereas the results of the acquiree, EDT, are included only after the date of acquisition, September 16, 2011, through the end of the period.

(2)
Includes $120.7 million recognized as revenue upon the termination of the VIVITROL collaboration with Cephalon, Inc. during the year ended March 31, 2009.

(3)
Includes $29.1 million and $1.1 million of expenses in the years ended March 31, 2012 and 2011, respectively, related to the acquisition of EDT, which consists primarily of banking, legal and accounting expenses.

(4)
Represents a one-time charge in connection with the restructuring plan related to our Athlone, Ireland manufacturing facility recorded in the year ended March 31, 2013. The charge consists of severance payments and other employee-related expenses.

(5)
Includes an impairment charge of $3.3 million related to the impairment of certain of our equipment located at our Wilmington, Ohio manufacturing facility in the year ended March 31, 2013, and an impairment charge of $45.8 million related to the impairment of certain of our IPR&D in the year ended March 31, 2012.

(6)
At March 31, 2013, long-term debt includes both the current and long-term portion of the 2013 Term Loans. The 2013 Term Loans were entered into to refinance our $310.0 million first lien term loan (the "First Lien Term Loan") and the $140.0 million second lien term loan (the "Second Lien Term Loan" and, together with the First Lien Term Loan, the "2012 Term Loans"), which were originally entered into in September 2011. At March 31, 2012, long-term debt includes both the current and long-term portion of the 2012 Term Loans. At March 31, 2009, long-term debt included both the current and long-term portion of the Non-Recourse RISPERDAL CONSTA secured 7% Notes (the "non-recourse 7% Notes"). The non-recourse 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes, Inc. ("Royalty Sub") on February 1, 2005 and were non-recourse to Alkermes, Inc. These notes were fully redeemed on July 1, 2010 in advance of the previously scheduled maturity date of January 1, 2012. Royalty Sub was dissolved during the year ended March 31, 2012.

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

Overview

        We develop medicines that address the unmet needs and challenges of people living with chronic diseases. A fully integrated global biopharmaceutical company, we apply proven scientific expertise, proprietary technologies and global development capabilities to the creation of innovative treatments for major clinical conditions with a focus on CNS disorders, such as schizophrenia, addiction and depression. We create new, proprietary pharmaceutical products for our own account, and we collaborate with other pharmaceutical and biotechnology companies. We are increasingly focused on maintaining rights to commercialize our leading product candidates in certain markets.

        On September 16, 2011, the business of Alkermes, Inc. and EDT were combined under the Business Combination in a transaction accounted for as a reverse acquisition with Alkermes, Inc. treated as the accounting acquirer. As a result, the operating results of the acquiree, EDT, are included only after the date of acquisition, September 16, 2011. Prior to September 16, 2011, the operating results are that of Alkermes, Inc. For a more detailed discussion of the Business Combination, refer to Note 1, The Company, and Note 3, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for the year ended March 31, 2013.

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

        For the year ended March 31, 2013, we reported $575.5 million in revenues which represented an increase of 48% over the year ended March 31, 2012. Revenues from our five key products accounted for 59% of our total consolidated revenues for the year ended March 31, 2013. For the year ended March 31, 2013, total operating expenses increased by $15.5 million, as compared to the year ended March 31, 2012, due primarily to the addition of a full twelve months of activity from the former EDT business.

        In September 2012, we entered into an amendment (the "Refinancing") to the First Lien Term Loan pursuant to which the First Lien Term Loan was amended and restated to, among other things, provide for a new tranche of term loans in an amount equal to $375.0 million, the proceeds of which, together with cash-on hand of approximately $75.0 million, were used to repay in full all monies due pursuant to the Second Lien Term Loan. The new term loan facility includes the 2013 Term Loans and each of the 2013 Term Loans included a LIBOR floor of 1.0%.

        In February 2013, we further amended the 2013 Term Loans (the "Repricing") to secure: (i) a reduction in interest payable under Term Loan B-1 to LIBOR plus 2.75% and a decrease in the

LIBOR floor to 0.75%; (ii) a reduction in interest payable under Term Loan B-2 to LIBOR plus 2.75% and a decrease in the LIBOR floor to 0%; and (c) a shortened time period, from one year to six months, during which a refinancing of our term loans, as described in the amended and restated credit agreement, would trigger a 1% prepayment premium. In connection with the Refinancing and Repricing, we incurred a charge of $19.7 million, which was recorded within "Interest Expense," and we expect to save approximately $91.4 million in contractual cash interest expense through the remaining life of the 2013 Term Loans.

Results of Operations

Manufacturing and Royalty Revenues

        Manufacturing revenues are earned from the sale of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators' sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the years ended March 31, 2013, 2012 and 2011:

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Manufacturing and royalty revenues:
RISPERDAL CONSTA	$133.6	$168.3	$154.3	$(34.7)	$14.0
INVEGA SUSTENNA/XEPLION	63.5	18.0	—	45.5	18.0
AMPYRA/FAMPYRA	65.0	24.6	—	40.4	24.6
RITALIN LA & FOCALIN XR	40.3	23.1	—	17.2	23.1
TRICOR 145	37.5	27.8	—	9.7	27.8
VERELAN	23.8	14.2	—	9.6	14.2
BYDUREON	16.4	1.5	—	14.9	1.5
Other	130.8	48.9	2.5	81.9	46.4

Manufacturing and royalty revenues	$510.9	$326.4	$156.8	$184.5	$169.6

        Our long-acting, antipsychotic franchise consists of RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION. Under our RISPERDAL CONSTA supply and license agreements with Janssen, we earn manufacturing revenues at 7.5% of Janssen's unit net sales price of RISPERDAL CONSTA and royalty revenues at 2.5%. Under our INVEGA SUSTENNA/XEPLION agreement with Janssen, we earn royalties on end-market sales of INVEGA SUSTENNA/XEPLION of 5% up to the first $250 million in calendar-year sales, 7% on calendar-year sales of between $250 million and $500 million, and 9% on calendar-year sales exceeding $500 million. The royalty rate resets at the beginning of each calendar-year to 5%.

        The decrease in RISPERDAL CONSTA manufacturing and royalty revenues for the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to a 24% decrease in the number of units shipped to Janssen and a 9% decrease in royalties. The decrease in royalties was due to a decrease in Janssen's end-market sales of RISPERDAL CONSTA from $1,540.3 million during the year ended March 31, 2012 to $1,399.1 million during the year ended March 31, 2013. The increase in RISPERDAL CONSTA manufacturing and royalty revenues for the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to an 8% increase in the number of units shipped to Janssen and a 1% increase in royalties. The increase in royalties was due to an increase in Janssen's end-market sales of RISPERDAL CONSTA from $1,525.6 million during the year ended March 31, 2011 to $1,540.3 million during the year ended March 31, 2012.

        The increase in royalty revenues from INVEGA SUSTENNA/XEPLION in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was due to having a full twelve months of INVEGA SUSTENNA/XEPLION royalties in the year ended March 31, 2013 and an increase in end-market sales of the product. Janssen's end-market sales of INVEGA SUSTENNA/XEPLION in the years ended March 31, 2013 and 2012 were $920.0 million and $473.6 million, respectively. In the year ended March 31, 2012, we earned a royalty from Janssen for sales made during the period of September 16, 2011, the closing date of the Business Combination, through March 31, 2012.

        We expect revenues from our long-acting atypical antipsychotic franchise to continue to grow, as INVEGA SUSTENNA/XEPLION is launched around the world. A number of companies, including us, are working to develop products to treat schizophrenia and/or bipolar disorder that may compete with RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION. Increased competition may lead to reduced unit sales of RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION, as well as increasing pricing pressure. RISPERDAL CONSTA is covered by a patent until 2021 in the EU and 2023 in the U.S., and INVEGA SUSTENNA/XEPLION is covered by a patent until 2018 in the EU and 2019 in the U.S., and as such, we do not anticipate any generic versions in the near-term for either of these products.

        The increase in royalty revenues from AMPYRA/FAMPYRA was due to having a full twelve months of AMPYRA/FAMPYRA royalties in the year ended March 31, 2013, an increase in demand for AMPYRA in the U.S. and an increase in the number of countries in which FAMPYRA is sold. Acorda's end-market sales of AMPYRA/FAMPYRA in the year ended March 31, 2013 and 2012 were $329.4 million and $249.7 million, respectively. In the year ended March 31, 2012, we earned a royalty from Acorda for sales made during the period of September 16, 2011, the closing date of the Business Combination, through March 31, 2012. We expect AMPYRA/FAMPYRA sales to continue to grow as Acorda continues to penetrate the U.S. market with AMPYRA and Biogen Idec continues to launch FAMPYRA in the rest of the world. AMPYRA is covered by a patent until 2027 in the U.S. and FAMPYRA is covered by a patent until 2025 in the EU, and as such, we do not anticipate any generic versions of these products in the near-term. A number of companies are working to develop products to treat multiple sclerosis that may compete with AMPYRA/FAMPYRA, which may negatively impact future sales of the products.

        The increase in royalty revenues from RITALIN LA & FOCALIN XR, TRICOR 145, and VERELAN and the other manufacturing and royalty revenues were primarily due to the addition of the portfolio of commercialized products from the former EDT business. Included in other manufacturing and royalty revenues is $50.0 million related to the exercise of an option to license certain of our intellectual property that is not used in our key clinical development programs or commercial products. A number of our mature products, including RITALIN LA and VERELAN currently face generic competition. In November 2012, a generic version of TRICOR 145 was introduced to the market, and as a result, we have seen a reduction in the sales of TRICOR 145. A generic version of certain doses of FOCALIN XR is expected to occur at any time. As a result of these generic entries, we expect sales of these products to decline over the next few fiscal years.

        Certain of our manufacturing and royalty revenues are earned in countries outside of the U.S. and are denominated in currencies in which the product is sold. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for information on currency exchange rate risk related to our revenues.

Product Sales, Net

        Our product sales, net consist of sales of VIVITROL in the U.S. to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments to arrive at

VIVITROL product sales, net for sales of VIVITROL in the U.S. during the years ended March 31, 2013, 2012 and 2011:

	Year Ended March 31, 2013		Year Ended March 31, 2012		Year Ended March 31, 2011
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Product sales, gross	$78.5	100.0%	$57.6	100.0%	$39.3	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(5.9)	(7.5)%	(4.6)	(8.0)%	(3.1)	(8.0)%
Chargebacks	(5.4)	(6.9)%	(4.1)	(7.1)%	(2.4)	(6.1)%
Product returns(1)	0.2	0.3%	(1.3)	(2.3)%	(0.8)	(2.0)%
Co-pay assistance	(3.2)	(4.1)%	(1.6)	(2.8)%	(0.6)	(1.5)%
Other	(6.1)	(7.8)%	(4.8)	(8.3)%	(3.5)	(8.9)%

Total adjustments	(20.4)	(26.0)%	(16.4)	(28.5)%	(10.4)	(26.5)%

Product sales, net	$58.1	74.0%	$41.2	71.5%	$28.9	73.5%

(1)
Prior to August 1, 2012, product returns was a reserve for inventory in the channel; an estimate to defer the recognition of revenue on shipments of VIVITROL to our customers until the product left the distribution channel as we did not have the history to reasonably estimate returns related to these shipments. Beginning on August 1, 2012, we changed the method of revenue recognition to recognize revenue upon delivery to our customers and provide for a reserve for future returns. This change in the method of revenue recognition resulted in a one-time $1.7 million increase to product sales, net, which was recognized during the three months ended September 30, 2012.

        The increase in product sales, gross for the year ended March 31, 2013, as compared to the year ended March 31, 2012, was due to a 36% increase in the number of units sold. The increase in product sales, gross for the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to a 34% increase in the number of units sold into the distribution channel and a 9% increase in price. The increases in Medicaid rebates and chargebacks during the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to the increase in VIVITROL sales during the period. The increases in chargebacks during the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to the increase in the price of VIVITROL and increased 340B/PHS pricing discounts.

        We expect VIVITROL sales, net to continue to grow as we continue to penetrate the opioid dependence indication market in the U.S. In addition, we anticipate that Janssen-Cilag will increase sales of VIVITROL in Russia and the CIS, which are recorded as manufacturing and royalty revenues, and there exists the potential to launch the product in other countries around the world. A number of companies, including us, are working to develop products to treat addiction, including alcohol and opioid dependence that may compete with VIVITROL, which may negatively impact future sales of VIVITROL. Increased competition may lead to reduced unit sales of VIVITROL, as well as increasing pricing pressure. VIVITROL is covered by a patent that will expire in the U.S. in 2029 and in Europe in 2021 and, as such, we do not anticipate any generic versions of this product in the near-term.

Research and Development Revenue

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Research and development revenue	$6.5	$22.3	$0.9	$(15.8)	$21.4

        Research and development ("R&D") revenue is generally earned for services performed and milestones achieved under arrangements with our collaborators. The decrease in R&D revenue for the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to $14.0 million in BYDUREON milestone payments we received during the year ended March 31, 2012. Under our agreement with Amylin, we received a $7.0 million milestone payment related to the first commercial sale of BYDUREON in the EU in July 2011 and a $7.0 million milestone payment related to the first commercial sale of BYDUREON in the U.S. in February 2012. During the year ended March 31, 2012, we also received a $3.0 million milestone payment upon receipt of regulatory approval for VIVITROL in Russia for the opioid dependence indication.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Cost of goods manufactured and sold	$170.5	$127.6	$52.2	$(42.9)	$(75.4)

        The increase in cost of goods manufactured and sold in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to an increase of $48.5 million in cost of goods manufactured from the EDT portfolio of commercialized products and a $4.2 million increase in VIVITROL cost of goods manufactured and sold, partially offset by a $10.4 million decrease in RISPERDAL CONSTA cost of goods manufactured. The increase in cost of goods manufactured from the EDT portfolio of commercialized products is primarily due to having a full twelve months of cost of goods manufactured expense in the year ended March 31, 2013. The increase in VIVITROL cost of goods manufactured and sold is due to a 25% increase in the amount of VIVITROL sold in the U.S. and shipped to Russia for resale by Cilag. The decrease in RISPERDAL CONSTA cost of goods manufactured is due to a 24% decrease in the amount of RISPERDAL CONSTA shipped to Janssen.

        The increase in cost of goods manufactured and sold in the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to the addition of $70.0 million of cost of goods manufactured from the addition of EDT's portfolio of commercialized products and a $3.0 million increase in VIVITROL cost of goods manufactured and sold primarily due to an increase in the number of VIVITROL units sold.

Research and Development Expenses

        For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include costs related to clinical and non-clinical activities performed by contract research organizations, consulting fees, laboratory services, purchases of drug product materials and third-party manufacturing development costs. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs, however, internal R&D expenses are not tracked by individual program as they benefit multiple programs or our technologies in general.

        The following table sets forth our external R&D expenses relating to our individual Key Development Programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
External R&D Expenses:
Key development programs:
Aripiprazole lauroxil	$40.2	$21.8	$6.5	$(18.4)	$(15.3)
ALKS 5461	8.3	—	—	(8.3)	—
ALKS 37	3.4	23.5	11.1	20.1	(12.4)
ALKS 3831	2.9	—	—	(2.9)	—
Other development programs	12.7	26.6	30.2	13.9	3.6

Total external expenses	67.5	71.9	47.8	4.4	(24.1)

Internal R&D expenses:
Employee-related	52.9	48.3	33.1	(4.6)	(15.2)
Occupancy	5.0	5.1	6.0	0.1	0.9
Depreciation	5.8	4.7	2.7	(1.1)	(2.0)
Other	8.8	11.9	7.6	3.1	(4.3)

Total internal R&D expenses	72.5	70.0	49.4	(2.5)	(20.6)

Research and development expenses	$140.0	$141.9	$97.2	$1.9	$(44.7)

        These amounts are not necessarily predictive of future R&D expenditures. In an effort to allocate our spending most effectively, we continually evaluate the products under development, based on the performance of such products in preclinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their commercial viability, among other factors.

        The increase in R&D expenses related to the aripiprazole lauroxil program in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to the continuation of the phase 3 study, initiated in December 2011, to assess the efficacy, safety and tolerability of aripiprazole lauroxil in approximately 690 patients experiencing acute exacerbation of schizophrenia. The increase in R&D expenses related to the ALKS 5461 program in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to the phase 2 study of ALKS 5461, initiated in January 2012, to evaluate the efficacy and safety of ALKS 5461 in approximately 130 patients with MDD. The results of this phase 2 study were announced in April 2013. The decrease in R&D expenses related to the ALKS 37 program in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was due to the decision in May 2012 not to advance ALKS 37 after the results from the phase 2b multicenter, randomized, double-blind, placebo-controlled, repeat-dose study did not satisfy our pre-specified criteria for advancing into phase 3 clinical trials.

        The increase in R&D expenses related to the aripiprazole lauroxil program in the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to increased work leading up to and the initiation of the phase 3 study in December 2011. The increase in R&D expenses related to the ALKS 37 program in the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to increased work leading up to and the initiation of two phase 2b studies of ALKS 37, which began in July 2011 and October 2011.

        The increase in total internal R&D expenses in the year ended March 31, 2013, as compared to the year ended March 31, 2012, and for the year ended March 31, 2012, as compared to the year ended March 31, 2011, are primarily due to the addition of the former EDT business in September 2011.

        We expect an increase in R&D expenses in the year ended March 31, 2014 primarily due to increased R&D investment as certain of our key development programs, most notably ALKS 5461 and ALKS 3831, continue to advance through the pipeline and as aripiprazole lauroxil nears completion of its phase 3 clinical trial.

Selling, General and Administrative Expenses

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Selling, general and administrative	$125.8	$137.6	$82.8	$11.8	$(54.8)

        The decrease in selling, general and administrative ("SG&A") expenses for the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to a $26.0 million decrease in professional service expense, partially offset by an $11.4 million increase in employee-related expenses. The decrease in professional service expense was primarily due to $29.1 million of costs incurred in connection with the Business Combination during the year ended March 31, 2012. The increase in employee-related expense was primarily due to having a full twelve months of employee-related expenses from the former EDT business as well as an increase in share-based compensation expense due in part to the increase in the number of eligible participants in our equity plans as a result of the Business Combination, and the fact that recent equity grants have been awarded with higher grant-date fair values than older grants due to the increase in our stock price.

        The increase in SG&A costs for the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to an increase of $24.7 million in professional service expenses, $8.0 million in employee-related expenses and $3.0 million in marketing expense from the Alkermes, Inc., business, as well as the addition of $18.3 million of SG&A expense for the former EDT business. The increase in professional services was primarily due to costs incurred in connection with the Business Combination. The increase in employee-related expenses was primarily due to an increase in headcount and share-based compensation expense as recent equity grants have been awarded with higher grant-date fair values than older grants, and the increase in marketing expenses was due to an analysis we performed to determine the marketability of our existing products and product candidates.

Amortization of Acquired Intangible Assets

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Amortization of acquired intangible assets	$41.9	$25.4	$—	$(16.5)	$(25.4)

        The intangible assets being amortized in the year ended March 31, 2013 and 2012 were acquired as part of the Business Combination. In connection with the Business Combination, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which are expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2013 is expected to be approximately $50.0 million, $60.0 million, $65.0 million, $70.0 million and $70.0 million in the fiscal years ending March 31, 2014 through 2018, respectively.

        We also acquired $92.7 million of goodwill in connection with the Business Combination, which is considered an indefinite-lived asset and is not amortized, but is subject to an annual review for impairment or when circumstances indicate the fair value may be below its carrying value. Our goodwill solely relates to, and has been assigned to, a reporting unit which consists of the former EDT business. We performed our annual goodwill impairment test during the three months ended December 31, 2012 and determined that the fair value of the former EDT business reporting unit was substantially in excess of its respective carrying value and there was no impairment in the value of this asset.

Restructuring

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Restructuring	$12.3	$—	$—	$(12.3)	$—

        On April 4, 2013, we approved a restructuring plan related to our Athlone, Ireland manufacturing facility consistent with the evolution of our product portfolio and designed to improve operational performance in the future. Under the restructuring plan, we will terminate manufacturing services for certain older products becoming uneconomic to produce due to decreasing demand from its customers resulting from generic competition. We expect to continue to generate revenues from the manufacturing of these products during fiscal year 2014 and, for certain of these products, into fiscal year 2015.

        As a result of the termination of these services, we expect to implement a corresponding reduction in headcount of up to 130 employees. The restructuring plan commenced immediately and will be implemented over a period of approximately two years. This restructuring plan is expected to result in estimated annual cost savings of between $15.0 million to $20.0 million by fiscal year 2016 and beyond.

        In conjunction with the restructuring plan, we recorded a one-time restructuring charge, expected to be settled in cash payments, related to severance and other employee-related expenses of $12.3 million in the year ended March 31, 2013, as we determined that an obligation had been incurred, it was probable that the obligation would be paid and the amount of the obligation could be reasonably estimated. The total amount of the restructuring charges is accrued at March 31, 2013.

        As part of the restructuring plan, we also expect to incur non-cash charges resulting from the accelerated depreciation of certain manufacturing assets, currently estimated to be approximately $10.0 million and $7.0 million in the years ended March 31, 2014 and 2015, respectively.

Impairment of Long-Lived Assets

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Impairment of long-lived assets	$3.3	$45.8	$—	$42.5	$(45.8)

        During the three months ended March 31, 2013, we performed an impairment analysis on certain of our manufacturing equipment dedicated to the production of VIVITROL. We determined that the manufacturing space previously assigned to VIVITROL will be used for the scale-up of the aripiprazole lauroxil manufacturing line. As such, certain equipment, originally purchased by Cephalon in connection with our VIVITROL collaboration and later acquired by us upon the termination of the VIVITROL collaboration, was determined to have no future use.

        We recorded an impairment charge of $3.3 million which represents the net carrying value of the equipment less the proceeds received upon the sale of certain of this equipment.

        During the year ended March 31, 2012, and after finalization of the purchase accounting for the Business Combination, we identified events and changes in circumstances, such as correspondence from regulatory authorities and further clinical trial results related to three product candidates, including Megestrol for use in Europe, acquired as part of the Business Combination which indicated that the assets may be impaired. Accordingly, we performed an analysis to measure the amount of the impairment loss, if any. We performed the valuation of the IPR&D from the viewpoint of a market participant through the use of a discounted cash flow model. The model contained certain key assumptions including: the cost to bring the products through the clinical trial and regulatory approval process; the gross margin a market participant would likely earn if the product were approved for sale; the cost to sell the approved product; and a discount factor based on an industry average weighted average cost of capital. Based on the analysis performed, we determined that the IPR&D was impaired and recorded an impairment charge of $45.8 million.

Other Expense, Net

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Interest income	$0.8	$1.5	$2.7	$(0.7)	$(1.2)
Interest expense	(49.0)	(28.1)	(3.3)	(20.9)	(24.8)
Other income (expense), net	1.8	0.5	(0.3)	1.3	0.8

Total other expense, net	$(46.4)	$(26.1)	$(0.9)	$(20.3)	$(25.2)

        The increase in interest expense for the year ended March 31, 2013, as compared to the year ended March 31, 2012, is primarily due to the Refinancing and Repricing transactions. The Refinancing and Repricing transactions were considered a restructuring of our 2012 Term Loans and involved multiple lenders who were considered a part of a loan syndicate. For accounting purposes, certain of the debt restructuring was treated either as an extinguishment or modification of the 2012 Term Loans. The treatment of the debt restructuring and the $19.7 million charge to interest expense in connection with the Refinancing and Repricing is as follows:

(In millions)	September 2012 Refinancing	February 2013 Repricing	Total
Extinguished debt:
Unamortized deferred financing costs	$4.6	$1.6	$6.2
Unamortized original issue discount	2.7	1.4	4.1
Modified debt:
Debt financing costs	2.0	0.8	2.8
Original issue discount	0.1	—	0.1
Prepayment penalty	2.8	3.7	6.5

Total	$12.2	$7.5	$19.7

        The increase in interest expense for the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to our entry into $450.0 million of term loan financing in July 2011. The 2012 Term Loans became effective upon the closing of the Business Combination in September 2011. Included in interest expense during the year ended March 31, 2012 are commitment fees of $5.9 million which were incurred during the period from when we priced the 2012 Term Loans, effective July 1, 2011, to when the 2012 Term Loans were funded in September 2011.

Provision for Income Taxes

	Years Ended March 31,			Change Favorable/(Unfavorable)
(In millions)	2013	2012	2011	2013 - 2012	2012 - 2011
Income tax expense (benefit)	$10.5	$(0.7)	$(1.0)	$(11.2)	$(0.3)

        Our income tax expense for the year ended March 31, 2013 consists of a current income tax provision of $12.5 million and a deferred income tax benefit of $2.0 million. The current income tax provision is primarily due to U.S. federal and state taxes of $8.2 million and $2.6 million respectively on income earned in the U.S., and foreign withholding taxes of $1.7 million. The deferred income tax benefit is primarily due to a benefit of $2.0 million in Ireland as a result of the reversals of deferred tax liabilities for intangible assets for which the book basis exceeds the tax basis. The intangible assets are being amortized for book purposes over the life of the assets.

        Our effective tax rate is 29.5%, which is higher than the Irish statutory tax rate of 12.5% due to a number of factors, including income taxable at a rate higher than the Irish statutory rate, losses in certain tax jurisdictions for which no tax benefit is currently available and various expenses not deductible for income tax purposes.

        Our income tax benefit for the year ended March 31, 2012 consists of a current income tax provision of $14.0 million and a deferred income tax benefit of $14.7 million. The current income tax provision is primarily due to a provision of $13.1 million on the taxable transfer of the BYDUREON intellectual property from the U.S. to Ireland. The deferred tax benefit is primarily due to a benefit of $4.6 million from the partial release of the Irish deferred tax liability relating to acquired intellectual property that was established in connection with the Business Combination and a benefit of $9.9 million due to the partial release of an existing U.S. Federal valuation allowance as a consequence of the Business Combination. In connection with the Business Combination, we were incorporated, and are headquartered, in Dublin, Ireland. As a result, our statutory tax rate decreased from 34% in the U.S. to 12.5% in Ireland.

        As of March 31, 2013, we had $438.3 million of Irish Net Operating Loss ("NOL") carryforwards, $70.4 million of U.S. federal NOL carryforwards and $8.7 million of state NOL carryforwards which either expire on various dates through 2032 or can be carried forward indefinitely. These loss carryforwards are available to reduce certain future Irish and U.S. taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of our stock. We have performed a review of ownership changes in accordance with the U.S. Internal Revenue Code and have determined that it is more likely than not that, as a result of the Business Combination, we have experienced a change of ownership. As a consequence, our U.S. federal NOL carryforwards and tax credit carryforwards are subject to an annual limitation of $127.0 million.

        At March 31, 2013 we determined, based on the weight of all available positive and negative evidence, on a jurisdiction by jurisdiction basis, that it is more likely than not that a significant portion of our net deferred tax assets will not be realized, and a valuation allowance has been recorded. However, if we demonstrate consistent profitability in the future, the evaluation of the recoverability of the net deferred tax assets could change and the valuation allowance could be released in whole or in part.

Liquidity and Capital Resources

        Our financial condition is summarized as follows:

(In millions)	March 31, 2013	March 31, 2012
Cash and cash equivalents	$97.0	$83.6
Investments—short-term	124.4	106.8
Investments—long-term	82.8	55.7

Total cash and investments	$304.2	$246.1

Working capital	$322.7	$250.0
Outstanding borrowings—current and long-term	$369.0	$444.5

Sources and Uses of Cash

        We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments for the foreseeable future. In the event business conditions were to deteriorate, we could rely on borrowings under the 2013 Term Loans, which has an incremental facility capacity in the amount of $140.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

        Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended March 31, 2013, 2012 and 2011:

	Years Ended March 31,
(In millions)	2013	2012	2011
Cash and cash equivalents, beginning of period	$83.6	$38.4	$79.3
Cash provided by (used in) operating activities	126.5	(2.5)	(5.9)
Cash (used in) provided by investing activities	(68.1)	(417.1)	5.6
Cash (used in) provided by financing activities	(45.0)	464.8	(40.6)

Cash and cash equivalents, end of period	$97.0	$83.6	$38.4

  Operating Activities

        Cash provided by operating activities increased in the year ended March 31, 2013, as compared to the year ended March 31, 2012, which was primarily due to an increase in cash provided from net income of $150.4 million. This was partially offset by a decrease in cash from working capital, most notably from a decrease in cash from accounts receivable of $14.2 million and a decrease in cash from deferred revenue of $9.4 million.

        Cash used by operating activities decreased in the year ended March 31, 2012, as compared to the year ended March 31, 2011, which was primarily due to a decrease in cash used in net income of $8.6 million and $6.6 million of payments made in connection with the early redemption of our non-recourse 7% Notes during the year ended March 31, 2011. This was partially offset by changes in working capital, most notably from a decrease in cash provided by receivables of $16.4 million and an increase in cash used to purchase inventory, prepaid expenses and other assets of $10.1 million. During the year ended March 31, 2011, we redeemed the balance of our non-recourse 7% Notes in full at 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. We allocated $6.6 million of the principal payments made during the year ended March 31, 2011 to operating activities to account for the original issue discount on the non-recourse 7% Notes, and the remaining $45.4 million of principal payments was allocated to financing activities in the consolidated statement of cash flows.

  Investing Activities

        The increase in cash flows provided by investing activities in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to $500.0 million of cash used in the purchase of the former EDT business in September 2011, partially offset by an increase in the net purchase of investments of $139.8 million. During the year ended March 31, 2013, we made net purchases of investments of $45.0 million whereas in the year ended March 31, 2012, we made net sales of investments of $94.8 million due in part to fund the purchase of the former EDT business.

        The increase in cash flows provided by investing activities in the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to the $500.0 million of cash we paid to acquire EDT and a $7.6 million increase in cash used to acquire property, plant and equipment, partially offset by a $79.7 million increase in the net sales of investments.

        We expect to spend approximately $20.0 million during the nine months ended December 31, 2013 for capital expenditures. Amounts included as construction in progress in the consolidated balance sheets primarily include capital expenditures at our manufacturing facility in Ohio. We continue to evaluate our manufacturing capacity based on expectations of demand for our products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long-lived assets to be held and used may not be recoverable.

  Financing Activities

        The increase in cash flows used in financing activities in the year ended March 31, 2013, as compared to the year ended March 31, 2012, was primarily due to the $444.1 million of cash received upon the issuance of the 2012 Term Loans in September 2011. During the year ended March 31, 2013, we used $74.2 million of cash in the Refinancing attributable to financing activities, and $4.2 million of cash for principal payments on our long-term debt, which was offset by a $13.5 million increase in cash received from our employees upon the exercise of stock awards.

        The increase in cash provided by financing activities during the year ended March 31, 2012, as compared to the year ended March 31, 2011, was primarily due to our entry into the 2012 Term Loans and an increase of $14.7 million of cash received from our employees upon the exercise of stock awards.

        At March 31, 2013, our investments consisted of the following:

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
(In millions)		Gains	Losses
Investments—short-term	$124.3	$0.1	$—	$124.4
Investments—long-term available-for-sale	81.8	—	(0.2)	81.6
Investments—long-term held-to-maturity	1.2	—	—	1.2

Total	$207.3	$0.1	$(0.2)	$207.2

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

        We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2013, we performed an analysis of our investments with unrealized losses for impairment and determined that they are temporarily impaired.

        At March 31, 2013 and 2012, none and 7%, respectively, of our investments are valued using unobservable, or Level 3 inputs, to determine fair value as they are not actively trading and fair values could not be derived from quoted market prices. During the year ended March 31, 2013, the two securities that were included in Level 3 at March 31, 2012 were transferred out of Level 3 as trading in these securities resumed during the period.

Borrowings

        At March 31, 2013, our borrowings consisted of $371.6 million of term loan financing under the 2013 Term Loans. Please refer to Note 11, Long-Term Debt, in the accompanying Notes to Consolidated Financial Statements for a discussion of our outstanding term loans.

Contractual Obligations

        The following table summarizes our obligations to make future payments under our current contracts at March 31, 2013:

Contractual Obligations	Total	Less Than One Year (Fiscal 2014)	One to Three Years (Fiscal 2015 - 2016)	Three to Five Years (Fiscal 2017 - 2018)	More than Five Years (After Fiscal 2019)
	(In thousands)
2013 Term Loans—Principal	$371,625	$6,750	$13,500	$67,875	$283,500
2013 Term Loans—Interest	72,697	12,524	24,401	20,987	14,785
Operating lease obligations	27,348	3,838	8,038	7,122	8,350
Purchase obligations	72,277	72,277	—	—	—
Capital expansion programs	3,722	3,722	—	—	—

Total contractual cash obligations	$547,669	$99,111	$45,939	$95,984	$306,635

        As interest on Term Loan B-1 is based on three-month LIBOR, we assumed LIBOR to be 0.75%, which is the LIBOR rate floor under the terms of Term Loan B-1. As there is no LIBOR rate floor under Term Loan B-2, we assumed one-month LIBOR to be 0.20%, which was the one-month LIBOR rate at March 31, 2013. This table excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. At March 31, 2013, we have $1.2 million of net liabilities associated with uncertain tax positions and we expect a net reduction in the amount of the $1.2 million due to the expected resolution of certain matters over the next 12 months.

        In September 2006, we entered into a license agreement with the Rensselaer Polytechnic Institute ("RPI") which granted us exclusive rights to a family of opioid receptor compounds discovered at RPI. Under the terms of the agreement, RPI granted us an exclusive worldwide license to certain patents and patent applications relating to its compounds designed to modulate opioid receptors. We are responsible for the continued research and development of any resulting product candidates. We are obligated to pay annual fees of up to $0.2 million, and tiered royalty payments of between 1% and 4% of annual net sales in the event any products developed under the agreement are commercialized. In addition, we are obligated to make milestone payments in the aggregate of up to $9.1 million upon certain agreed-upon development events. All amounts paid to RPI to date under this license agreement have been expensed and are included in R&D expenses.

        Due to the contingent nature of the payments under the RPI arrangement, we cannot predict the amount or period in which royalty, milestone and other payments may be made and accordingly they are not included in the table of contractual maturities.

Off-Balance Sheet Arrangements

        At March 31, 2013, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit and Risk Committee of our board of directors.

Manufacturing and Royalty Revenue

        Our manufacturing and royalty revenues are earned under the terms of collaboration agreements with pharmaceutical companies, the most significant of which include Janssen for RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION, Acorda for AMPYRA/FAMPYRA and Bristol-Myers for BYDUREON. Manufacturing revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

        The sales price for certain of our manufacturing revenues is based on the end-market sales price earned by our collaborative partners. As the end-market sale occurs after we have shipped our product and the risk of loss has passed to our collaborative partner, we estimate the sales price for our product based on information supplied to us by our collaborative partners, our historical transaction experience and other third-party data. Differences between the actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally the following quarter.

        Royalty revenues are related to the sale of products by our collaborative partners that incorporate our technologies. Royalties are earned under the terms of a license agreement in the period the products are sold by our collaborative partner, and the royalty earned can be reliably measured and collectability is reasonably assured. Sales information is provided to us by our collaborative partners and may require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally the following quarter.

Product Sales, Net

        We recognize revenue from product sales of VIVITROL when persuasive evidence of an arrangement exists, and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We sell VIVITROL to pharmaceutical wholesalers, specialty distributors and specialty pharmacies.

        VIVITROL product sales are recorded net of sales reserves and allowances. Sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies and other groups seeking discounts. We and other pharmaceutical and biotechnology companies selling products in the U.S. market are required to provide statutorily defined rebates and discounts to various U.S. government and state agencies in order to participate in the Medicaid program and other government-funded programs. The sensitivity of our estimates can vary by program and type of customer. Estimates associated with Medicaid and other U.S. government allowances may become subject to adjustment in a subsequent period. We record VIVITROL product sales net of the following significant categories of product sales allowances:

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

  •
  Chargebacks—wholesaler and specialty pharmacy chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which consist primarily of federal government agencies purchasing under the FSS, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to us the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for wholesaler chargebacks is based on actual and expected utilization of these programs. Wholesaler chargebacks could exceed historical experience and our estimates of future participation in these programs. To date, actual wholesaler chargebacks have not differed materially from our estimates;

  •
  Product Returns—we record an estimate for product returns at the time our customer takes title to our product. We estimate the liability based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Once VIVITROL is returned, it is destroyed. At March 31, 2013, our product return reserve rate is estimated to be approximately 2% of our product sales.

    Prior to August 2012, we deferred the recognition of revenue on shipments of VIVITROL to our customers until the product left the distribution channel as we did not have sufficient history to reasonably estimate returns related to VIVITROL shipments. We estimated product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers in the distribution channel, as well as prescription information. In order to match the cost of goods related to products shipped to customers with the associated revenue, we deferred the recognition of the cost of goods to the period in which the associated revenue is recognized;

  •
  Co-pay assistance—we have a program whereby a patient can receive up to $500 per month towards their co-payment, co-insurance or deductible, provided the patient meets certain eligibility criteria. Reserves are recorded upon the sale of VIVITROL.

        Our provisions for VIVITROL sales and allowances reduced gross VIVITROL sales as follows:

(In millions)	Medicaid Rebates	Chargebacks	Product Returns	Co-Pay Assistance	Other	Total
Balance, April 1, 2011	$1.3	$0.1	$2.5	$—	$1.2	$5.1
Provision:
Current period	4.6	4.2	3.8	2.3	4.9	19.8
Prior period	—	—	—	—	—	—

Total	4.6	4.2	3.8	2.3	4.9	19.8
Actual:
Current period	(3.3)	(4.1)	—	(2.2)	(4.2)	(13.8)
Prior period	(1.1)	(0.1)	(2.5)	—	(1.1)	(4.8)

Total	(4.4)	(4.2)	(2.5)	(2.2)	(5.3)	(18.6)

Balance, March 31, 2012	$1.5	$0.1	$3.8	$0.1	$0.8	$6.3

Provision:
Current period	6.0	5.4	3.7	3.2	6.1	24.4
Prior period	(0.1)	—	(3.9)	—	—	(4.0)

Total	5.9	5.4	(0.2)	3.2	6.1	20.4
Actual:
Current period	(4.2)	(5.4)	(0.5)	(3.3)	(5.6)	(19.0)
Prior period	(1.3)	(0.1)		—	(0.3)	(1.7)

Total	(5.5)	(5.5)	(0.5)	(3.3)	(5.9)	(20.7)

Balance, March 31, 2013	$1.9	$—	$3.1	$—	$1.0	$6.0

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

Share-Based Compensation

        We have a share-based compensation plan, which includes incentive stock options, non-qualified stock options and restricted stock units. See Note 2, Summary of Significant Accounting Policies, and Note 14, Share-Based Compensation in our Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation plans.

        The fair value of restricted stock units is equal to the closing price of our stock on the date of grant. The fair value of stock option awards is determined through the use of a Black-Scholes option-pricing model. The Black-Scholes model requires us to estimate certain subjective assumptions. These assumptions include the expected option term, which takes into account both the contractual term of the option and the effect of our employees' expected exercise and post-vesting termination behavior, expected volatility of our ordinary shares over the option's expected term, which is developed using both the historical volatility of our ordinary shares and implied volatility from our publicly traded options, the risk-free interest rate over the option's expected term, and an expected annual dividend yield. Due to the differing exercise and post-vesting termination behavior of our employees and non-employee directors, we establish separate Black-Scholes input assumptions for three distinct employee populations: our senior management; our non-employee directors; and all other employees.

For the year ended March 31, 2013, 2012 and 2011, the ranges in weighted-average assumptions were as follows:

Year Ended March 31,
	2013	2012	2011
Expected option term	5 - 7 years	5 - 7 years	5 - 7 years
Expected stock volatility	47% - 49%	47% - 51%	46% - 51%
Risk-free interest rate	0.61% - 1.18%	0.82% - 2.5%	1.11% - 3.42%
Expected annual dividend yield	—	—	—

        In addition to the above, we apply judgment in developing estimates of award forfeitures. For the year ended March 31, 2013, we used an estimated forfeiture rate of zero for our non-employee directors, 1.75% for members of senior management and 8.25% for all other employees.

        For all of the assumptions used in valuing stock options and estimating award forfeitures, our historical experience is generally the starting point for developing our assumptions, which may be modified to reflect information available at the time of grant that would indicate that the future is reasonably expected to differ from the past.

Amortization and Impairment of Long-Lived Assets

        Long-lived assets other than goodwill, which is separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

        When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

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

        We amortize our amortizable intangible assets using the economic use method, which reflects the pattern in which the economic benefits of the intangible assets are consumed. In order to determine the pattern in which the economic benefits of our intangible assets are consumed, we estimated the future revenues to be earned under our collaboration agreements and our NanoCrystal and OCR technology-based intangible assets from the date of acquisition to the end of their respective useful lives. The factors used to estimate such future revenues include: (i) our and our collaborative partners' projected future sales of the existing commercial products based on these intangible assets; (ii) our projected future sales of new products based on these intangible assets which we anticipate will be launched commercially; (iii) the patent lives of the technologies underlying such existing and new products; and (iv) our expectations regarding the entry of generic and/or other competing products into the markets for such existing and new products. These factors involve known and unknown risks and uncertainties, many of which are beyond our control and could cause the actual economic benefits of these intangible assets to be materially different from our estimates.

        We allocate the value of our intangible assets to match the expected revenue pattern. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2013, is expected to be approximately $50.0 million, $60.0 million, $65.0 million, $70.0 million and $70.0 million in the fiscal years ending March 31, 2014 through 2018, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

Goodwill

        We evaluate goodwill for impairment annually in the quarter ended December 31, and whenever events or changes in circumstances indicate their carrying value may not be recoverable. The goodwill for each reporting unit is tested using a two-step process. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2012, we have one operating segment and two reporting units. Our goodwill, which solely relates to the EDT acquisition in the fiscal year ended March 31, 2012, has been assigned to one reporting unit which consists of the former EDT business.

        The first step of the goodwill impairment test requires us to compare the fair value of the reporting unit to its respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

        We worked with a third-party valuation firm and established fair value for the purpose of impairment testing by using an average of the income approach and the market approach. The income approach employs a discounted cash flow model that takes into account: (i) assumptions that market participants would use in their estimates of fair value; (ii) current period actual results; and (iii) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in an acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in an acquisition. The market approach employs market multiples for comparable publicly traded companies in the pharmaceutical and biotechnology industries obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. In the market approach, estimates of fair value are established using an average of both revenue and EBITDA multiples, adjusted for the reporting unit's performance relative to peer companies.

        We determined that the fair value of the former EDT business reporting unit was substantially in excess of its respective carrying value and there was no impairment in the value of this asset as of December 31, 2012. A decline in the estimated fair value of a reporting unit could result in goodwill impairment, and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations. In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied a hypothetical decrease to the estimated fair value of the former EDT business reporting unit and we determined that a decrease in fair value of at least 47% would be required before this reporting unit would have a carrying value in excess of its fair value.

Acquisitions—Purchase Price Allocation

        In accordance with accounting guidance for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We adjust the preliminary purchase price allocation as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset values and liabilities assumed.

        Our intangible assets consist primarily of collaboration agreements and technology associated with human therapeutic products that we acquired as part of the Business Combination. When significant identifiable intangible assets are acquired, we engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

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

Income Taxes

        We use the asset and liability method of accounting for deferred income taxes. Our most significant tax jurisdictions are the Irish and U.S. federal governments and states. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on management's interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, likelihood of settlement, and changes in overall levels of income before taxes. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. At March 31, 2013, we determined, based on the weight of all available positive and negative evidence, on a jurisdiction by jurisdiction basis, that it is more likely than not that a significant portion of the net deferred tax assets will not be realized, and a valuation allowance has been recorded. However, if we demonstrate consistent profitability in the future, the evaluation of the recoverability of the deferred tax asset could change and the valuation allowance could be released in part or in whole.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We hold securities in our investment portfolio that are sensitive to market risks. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to a fall in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10%, our interest income would change by an immaterial amount over an annual period. Due to the conservative nature of our short-term and long-term investments and our investment policy, we do not believe that we have a material exposure to interest rate risk as our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

        We do not believe that inflation and changing prices have had a material impact on our results of operations, and as over 78% of our investments are in debt securities issued by the U.S. government, our exposure to liquidity and credit risk is not believed to be significant.

        In accordance with the terms of the 2012 Term Loans, we entered into two interest rate cap agreements and an interest rate swap agreement to mitigate the interest rate risk on $225.0 million principal amount of the 2012 Term Loans, however, in connection with the Refinancing, there is no longer a requirement that we enter into such instruments to mitigate our interest rate risk. At March 31, 2013, an interest rate cap and an interest rate swap agreement have yet to mature and remain outstanding. The interest rate cap, with a notional amount of $160.0 million, protects us if three-month LIBOR were to reach 3% from the date of issuance through December 13, 2013. The interest rate swap protects us if three-month LIBOR were to reach 2.057% from December 3, 2012 through September 3, 2014.

        Term Loan B-1 bears interest at three-month LIBOR plus 2.75% with a LIBOR floor of 0.75%. As the three-month LIBOR rate was 0.28% at March 31, 2013, and the LIBOR floor under Term Loan B-1 is 0.75%; and as our interest rate cap and swap fixes our interest rate at 3% for $160.0 million principal amount and 2.057% for $65.0 million principal amount, respectively, we do not expect changes in the three-month LIBOR to have a material effect on our financial statements through March 31, 2014.

        Term Loan B-2 bears interest at one-month LIBOR plus 2.75% with no LIBOR floor. At March 31, 2013, the one-month LIBOR rate was 0.20%. A 10% increase in the one-month LIBOR rate would increase our interest expense in the year ended March 31, 2014 by an immaterial amount.

        We do not use derivative financial instruments for speculative trading purposes. The counterparties to our interest rate cap and interest rate swap contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is remote.

Currency Exchange Rate Risk

        Manufacturing and royalty revenues we receive on certain of our significant products, including RISPERDAL CONSTA, XEPLION, FAMPYRA, TRICOR 145, BYDUREON, FOCALIN XR and RITALIN LA are a percentage of the net sales made by our collaborative partners. A significant portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the Euro. The manufacturing and royalty payments on these non-U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our partners pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non-U.S. currencies will have the effect of increasing or decreasing our manufacturing and royalty revenues even if there is a constant amount of sales in non-U.S. currencies. For example, if the USD weakens against a non-U.S. currency, then our manufacturing and royalty revenues will increase given a constant amount of sales in such non-U.S. currency. For the year ended March 31, 2013, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in our manufacturing and royalty revenues being reduced by approximately $14.9 million.

        As a result of the Business Combination, we incur substantial operating costs in Ireland. We face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. The impact of changes in the exchange ratio of the USD and the Euro on our USD denominated manufacturing and royalty revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the Euro on operating expenses and payables incurred at our Irish operations that are settled in Euro. For the fiscal year ended March 31, 2013, an average 10% weakening in the USD relative to the Euro would have resulted in an increase to our expenses denominated in Euro of $7.5 million.

Item 8.    Financial Statements and Supplementary Data

Selected Quarterly Financial Data

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended March 31, 2013
REVENUES:
Manufacturing and royalty revenues	$138,380	$107,327	$118,274	$146,919	$510,900
Product sales, net	12,372	15,192	15,917	14,626	58,107
Research and development revenue	1,487	1,459	1,718	1,877	6,541

Total revenues	152,239	123,978	135,909	163,422	575,548

EXPENSES:
Cost of goods manufactured and sold	42,070	41,491	38,914	47,991	170,466
Research and development	37,806	35,088	31,319	35,800	140,013
Selling, general and administrative	29,784	31,428	29,867	34,679	125,758
Amortization of acquired intangible assets	10,434	10,547	10,549	10,322	41,852
Restructuring	—	—	—	12,300	12,300
Impairment of long-lived assets	—	—	—	3,346	3,346

Total expenses	120,094	118,554	110,649	144,438	493,735

OPERATING INCOME (LOSS)	32,145	5,424	25,260	18,984	81,813
OTHER (EXPENSE), NET	(8,948)	(21,709)	(4,597)	(11,118)	(46,372)

INCOME (LOSS) BEFORE INCOME TAXES	23,197	(16,285)	20,663	7,866	35,441

INCOME TAX PROVISION	764	422	4,405	4,867	10,458

NET INCOME (LOSS)	$22,433	$(16,707)	$16,258	$2,999	$24,983

EARNINGS (LOSS) PER SHARE—BASIC	$0.17	$(0.13)	$0.12	$0.02	$0.19

EARNINGS (LOSS) PER SHARE—DILUTED	$0.17	$(0.13)	$0.12	$0.02	$0.18

Year Ended March 31, 2012
REVENUES:
Manufacturing and royalty revenues	$48,940	$54,039	$112,780	$110,685	$326,444
Product sales, net	9,686	9,887	10,597	11,014	41,184
Research and development revenue	3,257	8,052	2,266	8,774	22,349

Total revenues	61,883	71,978	125,643	130,473	389,977

EXPENSES:
Cost of goods manufactured and sold	16,219	17,530	42,752	51,077	127,578
Research and development	28,050	28,160	40,493	45,190	141,893
Selling, general and administrative	31,497	36,234	35,469	34,432	137,632
Amortization of acquired intangible assets	—	1,817	11,896	11,642	25,355
Impairment of long-lived assets	—	—	—	45,800	45,800

Total expenses	75,766	83,741	130,610	188,141	478,258

OPERATING INCOME (LOSS)	(13,883)	(11,763)	(4,967)	(57,668)	(88,281)
OTHER INCOME (EXPENSE), NET	591	(6,842)	(9,763)	(10,097)	(26,111)

INCOME (LOSS) BEFORE INCOME TAXES	(13,292)	(18,605)	(14,730)	(67,765)	(114,392)

INCOME TAX (BENEFIT) PROVISION	(54)	3,650	98	(4,408)	(714)

NET INCOME (LOSS)	$(13,238)	$(22,255)	$(14,828)	$(63,357)	$(113,678)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.14)	$(0.22)	$(0.11)	$(0.49)	$(0.99)

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

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

        Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on this assessment, our management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.    Other Information

        On May 21, 2013, with such authority delegated to it by our Board of Directors, the Audit and Risk Committee of our Board approved a change to our fiscal year-end from March 31 to December 31. We will file the report for the transition period ending December 31, 2013 in our Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

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
May 23, 2013

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

Signature	Title	Date

/s/ RICHARD F. POPS Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	May 23, 2013
/s/ JAMES M. FRATES James M. Frates	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2013
/s/ DAVID W. ANSTICE David W. Anstice	Director	May 23, 2013
/s/ FLOYD E. BLOOM Floyd E. Bloom	Director	May 23, 2013
/s/ ROBERT A. BREYER Robert A. Breyer	Director	May 23, 2013

Signature	Title	Date

/s/ WENDY L. DIXON Wendy L. Dixon	Director	May 23, 2013
/s/ GERALDINE HENWOOD Geraldine Henwood	Director	May 23, 2013
/s/ PAUL J. MITCHELL Paul J. Mitchell	Director	May 23, 2013
/s/ MARK B. SKALETSKY Mark B. Skaletsky	Director	May 23, 2013
/s/ NANCY J. WYSENSKI Nancy J. Wysenski	Director	May 23, 2013

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1	++	Business Combination Agreement and Plan of Merger, dated as of May 9, 2011, by and among Elan, Alkermes, Inc., Alkermes plc and certain other parties (Incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4, as amended (Registration No. 333-175078), which was declared effective by the Securities and Exchange Commission on August 4, 2011.)
3.1	++	Amended and Restated Memorandum and Articles of Association of Alkermes plc (Incorporated by reference to Exhibit 3.1 to the Alkermes plc Current Report on Form 8-K filed on September 16, 2011.)
10.3	++
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
10.5	++*
License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)
10.6	++*
License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States) (assigned to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)
10.7	++**
Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)
10.8	++***
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

Exhibit No.		Description of Exhibit
10.9	++***	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes, Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.4 to the Alkermes, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 001-14131).)
10.10	++**
Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(b) to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)
10.11	++**
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
10.12	++***
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
10.13	++***
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
10.14	++***
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
10.15	++***
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

Exhibit No.		Description of Exhibit
10.16	++****	Second Amendment, dated as of August 16, 2012, to the License Agreement, dated as of February 13, 1996, as amended, by and between Alkermes, Inc. ("Alkermes") and Janssen Pharmaceutica, Inc. ("Janssen US") and the License Agreement, dated as of February 21, 1996, as amended, by and between Alkermes and JPI Pharmaceutica International, a division of Cilag GmbH International ("JPI") (Janssen US and JPI together, "Janssen"), and the Fifth Amendment, dated as of August 16, 2012, to the Manufacturing and Supply Agreement, dated as of August 6, 1997, as amended, by and between Alkermes and Janssen. (Incorporated herein by reference to Exhibit 10.3 of the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.17	++
Amended and Restated License Agreement, dated September 26, 2003, by and between Acorda Therapeutics, Inc. and Elan Corporation, plc (Incorporated by reference to Exhibit 10.14 of the Acorda Therapeutics, Inc. Quarterly Report on Form 10-Q/A for the period ended March 31, 2011 (File No.000-50513; film No. 11821367)).
10.18	++
Amendment No. 1 Agreement and Sublicense Consent Between Elan Corporation, plc and Acorda Therapeutics, Inc. dated June 30, 2009. (Incorporated herein by reference to Exhibit 10.56 to Acorda Therapeutics, Inc.'s Quarterly Report on Form 10-Q filed on August 10, 2009 (File No.000-50513; film No. 09999376)).
10.19	++
Amendment No. 2, dated as of March 29, 2012, to the Amended and Restated License Agreement, dated September 26, 2003, as amended and the Supply Agreement, dated September 26, 2003, as amended (Incorporated by reference to Exhibit 10.46 of the Acorda Therapeutics, Inc. Annual Report on Form 10-K filed on February 28, 2013 (File No.000-50513; film no. 13653677)).
10.20	++
Amendment No. 3, dated as of February 14, 2013, to the Amended and Restated License Agreement, dated September 26, 2003, as amended and the Supply Agreement, dated September 26, 2003, as amended (Incorporated by reference to Exhibit 10.1 of the Acorda Therapeutics, Inc. Quarterly Report on Form 10-Q filed on May 10, 2013 (File No. 000-50513; film No. 13831684)
10.21	#******	Development and Supplemental Agreement between Elan Pharma International Limited and Acorda Therapeutics, Inc. dated January 14, 2011.
10.22	#******	Supply Agreement, dated September 26, 2003, by and between Acorda Therapeutics, Inc. and Elan Corporation, plc.
10.23	#******	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.
10.24	#
First Amendment, dated as of July 31, 2003, to the License Agreement by and among Elan Drug Delivery, Inc. (formerly Elan Pharmaceutical Research Corp.) and Elan Pharma International Limited and Janssen Pharmaceutica NV dated March 31, 1999.
10.25	#******
Agreement Amendment No. 2, dated as of July 31, 2009, to the License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999, as amended by the First Amendment, dated as of July 31, 2003.

Exhibit No.		Description of Exhibit
10.26	+ ++	Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc. (Incorporated by reference to Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (File No. 001-14131).)
10.27	+ ++
Amendment to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K filed on October 7, 2008 (File No. 001-14131).)
10.28	+ ++
Amendment No. 2 to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops, dated September 10, 2009. (Incorporated by reference to Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K filed on September 11, 2009 (File No. 001-14131).)
10.29	+ ++
Form of Employment Agreement, dated as of December 12, 2007, by and between Alkermes, Inc. and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (File No. 001-14131).)
10.30	+ ++
Form of Amendment to Employment Agreement by and between Alkermes, Inc. and each of each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K filed on October 7, 2008 (File No. 001-14131).)
10.31	+ ++
Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Kathryn L. Biberstein and James M. Frates. (Incorporated by reference to Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-14131).)
10.32	+ ++
Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Elliot W. Ehrich, M.D., Michael J. Landine, and Gordon G. Pugh. (Incorporated by reference to Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-14131).)
10.33	+ ++
Form of Indemnification Agreement by and between Alkermes, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Alkermes, Inc. Current Report on Form 8-K filed on March 25, 2010 (File No. 001-14131).)
10.34	+ ++
Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (File No. 001-14131).)
10.35	+ ++
Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 001-14131).)
10.36	+ ++
Alkermes, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Appendix A to the Alkermes, Inc. Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007 (File No. 001-14131).)

Exhibit No.		Description of Exhibit
10.37	+ ++	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 001-14131).)
10.38	+ ++
Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 001-14131).)
10.39	+ ++
Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (File No. 001-14131).)
10.40	+ ++
Amendment to Alkermes, Inc. 2002 Restricted Stock Award Plan. (Incorporated by reference to Appendix B to the Alkermes, Inc. Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007 (File No. 001-14131).)
10.41	+ ++
2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to the Alkermes, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-14131).)
10.42	+ ++
Amendment to 2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix C to the Alkermes, Inc. Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007 (File No. 001-14131).)
10.43	+ ++	Alkermes, Inc. 2008 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Alkermes, Inc. Current Report on Form 8-K filed on October 7, 2008 (File No. 001-14131).)
10.44	+ ++
Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option), as amended (Incorporated by reference to Exhibit 10.27(a) to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-14131).)
10.45	+ ++
Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Qualified Option), as amended (Incorporated by reference to Exhibit 10.27(b) to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-14131).)
10.46	+ ++
Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director) (Incorporated by reference to Exhibit 10.4 to the Alkermes, Inc. Current Report on Form 8-K filed on October 7, 2008 (File No. 001-14131).)
10.47	+ ++
Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only). (Incorporated by reference to Exhibit 10.1 to the Alkermes, Inc. Current Report on Form 8-K filed on May 22, 2009 (File No. 001-14131).)
10.48	+ ++
Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only). (Incorporated by reference to Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K filed on May 22, 2009 (File No. 001-14131).)

Exhibit No.		Description of Exhibit
10.49	++****	Development and License Agreement, dated as of May 15, 2000, by and between Alkermes Controlled Therapeutics Inc. II and Amylin Pharmaceuticals, Inc., as amended on October 24, 2005 and July 17, 2006 (assigned, as amended, to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.28 to the Alkermes, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-14131).)
10.50	++
Amendment to First Lien Credit Agreement, dated September 25, 2012, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto (Incorporated herein by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K filed on September 25, 2012).
10.51	++
Amendment No. 2, dated as of February 14, 2013, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto (Incorporated herein by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K filed on February 19, 2013).
10.52	#
Amendment No. 3 and Waiver to Amended and Restated Credit Agreement, dated as of May 22, 2013, among Alkermes, Inc., Alkermes plc, Alkermes Pharma Ireland Limited, Alkermes US Holdings, Inc., Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent and the lenders party thereto.
10.53	++
Intellectual Property Transfer Agreement, dated as of September 15, 2011 between Alkermes, Inc., Alkermes Controlled Therapeutics, Inc. and Alkermes Pharma Holdings Limited (Incorporated by reference to Exhibit 10.3 to the Alkermes plc Current Report on Form 8-K filed on September 16, 2011.)
10.54	+ ++	Form of Deed of Indemnification for Alkermes plc Officers (Incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)
10.55	+ ++	Form of Deed of Indemnification for Alkermes plc Directors/Secretary (Incorporated by reference to Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)
10.56	+ ++
Form of Deed of Indemnification for Alkermes, Inc. and Subsidiaries Directors/Secretary (Incorporated by reference to Exhibit 10.3 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)
10.57	+ ++	Shane Cooke Offer Letter, dated as of September 15, 2011 (Incorporated by reference to Exhibit 10.5 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)
10.58	+ ++
Employment Agreement by and between Alkermes Pharma Ireland Limited and Shane Cooke, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.6 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)

Exhibit No.		Description of Exhibit
10.59	+ ++	James L. Botkin Offer Letter, dated as of September 15, 2011 (Incorporated by reference to Exhibit 10.7 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)
10.60	+ ++
Employment Agreement by and between Alkermes Gainesville LLC and James L. Botkin, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.8 to the Alkermes plc Current Report on Form 8-K filed on September 20, 2011.)
10.61	+ ++	Alkermes plc 2011 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on December 8, 2011 (File No. 001-35299)).
10.62	+ ++	Alkermes plc 2011 Stock Option and Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on August 6, 2012).
10.63	#+	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option), as amended.
10.64	#+	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Qualified Option), as amended.
10.65	+ ++
Employment Agreement by and between Alkermes, Inc. and Mark P. Stejbach, dated as of February 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on March 5, 2012 (File No. 001-35299)).
10.66	+ ++
Offer Letter between Alkermes, Inc. and Mark P. Stejbach, effective as of February 15, 2012 (Incorporated by reference to Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K filed on March 5, 2012 (File No. 001-35299)).
10.67	+ ++
Employment agreement, dated as of July 30, 2012, by and between Rebecca J. Peterson and Alkermes, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.68	+ ++
Fiscal 2013 Alkermes plc Affiliated Company Reporting Officer Performance Plan (Incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on March 30, 2012 (File No. 001-35299)).
10.69	+ ++
Amended and Restated Fiscal 2013 Alkermes plc Affiliated Company Reporting Officer Performance Pay Plan (Incorporated herein by reference to Exhibit 10.2 of the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.70	+ ++
Fiscal 2014 Alkermes plc Affiliated Company Reporting Officer Performance Pay Plan (Incorporated herein by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K filed on April 1, 2013).
10.71	+ ++
Amended and Restated Fiscal Year December 2013 Alkermes plc Affiliated Company Reporting Officer Performance Pay Plan (Incorporated by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K filed on May 23, 2013).
21.1		List of subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP

Exhibit No.		Description of Exhibit
24.1		Power of Attorney (included on the signature pages hereto)
31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	+++	XBRL Taxonomy Extension Schema Document
101.CAL	+++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+++	XBRL Taxonomy Extension Presentation Linkbase Document

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

*****
Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted December 10, 2012. Such provisions have been filed separately with the Commission.

******
Certain portions of this exhibit have been omitted pursuant to a request for confidentiality. Such omitted portions have been filed separately with the Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc:

        In our opinion, the accompanying consolidated balance sheets and the related statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Alkermes plc and its subsidiaries at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
May 23, 2013

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and 2012

	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,961	$83,601
Investments—short-term	124,391	106,846
Receivables	124,620	96,381
Inventory	43,483	39,759
Prepaid expenses and other current assets	19,133	12,566

Total current assets	408,588	339,153

PROPERTY, PLANT AND EQUIPMENT, NET	288,435	302,995
INTANGIBLE ASSETS—NET	575,993	617,845
GOODWILL	92,740	92,740
INVESTMENTS—LONG-TERM	82,827	55,691
OTHER ASSETS	21,708	26,793

TOTAL ASSETS	$1,470,291	$1,435,217

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$76,910	$79,154
Deferred revenue—current	2,270	6,910
Long-term debt—current	6,750	3,100

Total current liabilities	85,930	89,164

LONG-TERM DEBT	362,258	441,360
DEFERRED REVENUE—LONG-TERM	8,866	7,578
DEFERRED TAX LIABILITIES, NET—LONG-TERM	37,603	34,512
OTHER LONG-TERM LIABILITIES	23,260	8,751

Total liabilities	517,917	581,365

COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY:
Preferred stock, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2013 and 2012, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 134,065,107 and 130,212,530 shares issued; 133,751,610 and 130,177,452 shares outstanding at March 31, 2013 and 2012, respectively	1,338	1,300
Treasury stock, at cost (313,497 and 35,078 shares at March 31, 2013 and 2012, respectively)	(5,380)	(571)
Additional paid-in capital	1,458,857	1,380,742
Accumulated other comprehensive loss	(2,518)	(2,713)
Accumulated deficit	(499,923)	(524,906)

Total shareholders' equity	952,374	853,852

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,470,291	$1,435,217

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended March 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$510,900	$326,444	$156,840
Product sales, net	58,107	41,184	28,920
Research and development revenue	6,541	22,349	880

Total revenues	575,548	389,977	186,640

EXPENSES:
Cost of goods manufactured and sold	170,466	127,578	52,185
Research and development	140,013	141,893	97,239
Selling, general and administrative	125,758	137,632	82,847
Amortization of acquired intangible assets	41,852	25,355	—
Restructuring	12,300	—	—
Impairment of long-lived assets	3,346	45,800	—

Total expenses	493,735	478,258	232,271

OPERATING INCOME (LOSS)	81,813	(88,281)	(45,631)

OTHER EXPENSE, NET:
Interest income	841	1,516	2,728
Interest expense	(48,994)	(28,111)	(3,298)
Other income (expense), net	1,781	484	(290)

Total other expense, net	(46,372)	(26,111)	(860)

INCOME (LOSS) BEFORE INCOME TAXES	35,441	(114,392)	(46,491)
PROVISION (BENEFIT) FOR INCOME TAXES	10,458	(714)	(951)

NET INCOME (LOSS)	$24,983	$(113,678)	$(45,540)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.19	$(0.99)	$(0.48)

Diluted	$0.18	$(0.99)	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	131,713	114,702	95,610

Diluted	137,100	114,702	95,610

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$24,983	$(113,678)	$(45,540)
Unrealized gains (losses) on marketable securities, net of tax:
Holding gains, net of tax	703	627	379
Less: Reclassification adjustment for gains included in net income (loss)	(1,030)	—	—

Unrealized (losses) gains on marketable securities	(327)	627	379

Unrealized (losses) gains on derivative contracts:
Unrealized losses on derivative contracts, net of tax	(72)	(327)	—
Less: Reclassification adjustment for losses included in net income (loss)	594	—	—

Unrealized gains (losses) on derivative contracts	522	(327)	—

COMPREHENSIVE INCOME (LOSS)	$25,178	$(113,378)	$(45,161)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended March 31, 2013, 2012 and 2011

			Non-voting Common Stock
	Ordinary Shares					Accumulated Other Comprehensive Loss (Income)		Treasury Stock
					Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount				Shares	Amount	Total
	(In thousands, except share data)
BALANCE—March 31, 2010	104,815,328	$1,047	382,632	$4	$910,326	$(3,392)	$(365,688)	(9,945,265)	$(129,681)	$412,616
Issuance of common stock under employee stock plans	956,179	8	—	—	6,150	—	—	—	—	6,158
Receipt of Alkermes' stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	—	—	—	(123,943)	(1,414)	(1,414)
Share-based compensation expense	—	—	—	—	19,819	—	—	—	—	19,819
Unrealized gain on marketable securities, net of tax of $225	—	—	—	—	—	379	—	—	—	379
Net loss	—	—	—	—	—	—	(45,540)	—	—	(45,540)

BALANCE—March 31, 2011	105,771,507	$1,055	382,632	$4	$936,295	$(3,013)	$(411,228)	(10,069,208)	$(131,095)	$392,018
Issuance of common stock to Elan Corporation, plc in connection with the purchase of Elan Drug Technologies	31,900,000	319	—	—	524,755	—	—	—	—	525,074
Issuance of ordinary shares under employee stock plans	2,398,422	24	—	—	20,840	—	—	—	—	20,864
Receipt of Alkermes' stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	—	—	—	(205,901)	(3,676)	(3,676)
Share-based compensation expense	—	—	—	—	28,615	—	—	—	—	28,615
Excess tax benefit from share-based compensation	—	—	—	—	4,335	—	—	—	—	4,335
Conversion of non-voting common stock to common stock	382,632	4	(382,632)	(4)	—	—	—	—	—	—
Cancellation of treasury stock	(10,240,031)	(102)	—	—	(134,098)	—	—	10,240,031	134,200	—
Unrealized gains on marketable securities, net of tax of $372	—	—	—	—	—	627	—	—	—	627
Unrealized loss on cash flow hedge, net of tax of $(194)	—	—	—	—	—	(327)	—	—	—	(327)
Net loss	—	—	—	—	—	—	(113,678)	—	—	(113,678)

BALANCE—March 31, 2012	130,212,530	$1,300	—	$—	$1,380,742	$(2,713)	$(524,906)	(35,078)	$(571)	$853,852
Issuance of common stock under employee stock plans	3,852,577	38	—	—	34,322	—	—	—	—	34,360
Receipt of Alkermes' stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	—	—	—	(278,419)	(4,809)	(4,809)
Share-based compensation expense	—	—	—	—	34,926	—	—	—	—	34,926
Excess tax benefit from share-based compensation	—	—	—	—	8,867	—	—	—	—	8,867
Unrealized gains on marketable securities	—	—	—	—	—	703	—	—	—	703
Unrealized loss on cash flow hedge	—	—	—	—	—	(72)	—	—	—	(72)
Reclassification of unrealized gains to realized gains	—	—	—	—	—	(1,030)	—	—	—	(1,030)
Reclassification of unrealized losses to realized losses	—	—	—	—	—	594	—	—	—	594
Net income	—	—	—	—	—	—	24,983	—	—	24,983

BALANCE—March 31, 2013	134,065,107	$1,338	—	$—	$1,458,857	$(2,518)	$(499,923)	(313,497)	$(5,380)	$952,374

        The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,983	$(113,678)	$(45,540)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	73,751	47,884	8,652
Share-based compensation expense	34,716	28,826	19,832
Loss on debt refinancing transactions	19,670	—	—
Prepayment penalties in connection with debt refinancing transactions	(6,533)	—	—
Excess tax benefit from share-based compensation	(8,867)	(4,335)	—
Impairment of long-lived assets	3,346	45,800
Deferred income taxes	(2,113)	(14,556)	—
Principal payments on long-term debt attributable to original issue discount	(2,657)	—	—
Loss on purchase of non-recourse RISPERDAL CONSTA secured 7% Notes	—	—	841
Payment or purchase of non-recourse RISPERDAL CONSTA secured 7% notes attributable to original issue discount	—	—	(6,611)
Other non-cash charges	5,698	4,342	1,861
Changes in assets and liabilities, excluding the effect of acquisitions:
Receivables	(28,239)	(14,014)	2,347
Inventory, prepaid expenses and other assets	(6,577)	(4,879)	5,211
Accounts payable and accrued expenses	19,406	15,552	6,954
Deferred revenue	(3,351)	6,068	635
Other long-term liabilities	3,318	508	(88)

Cash flows provided by (used in) operating activities	126,551	(2,482)	(5,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,217)	(16,988)	(9,401)
Proceeds from the sale of equipment	193	35	395
Acquisition of Elan Drug Technologies, net of cash acquired	—	(494,774)	—
Investment in Acceleron Pharmaceuticals, Inc.	—	(231)	(501)
Promissory note issued to Civitas Therapeutics, Inc.	(1,116)	—	—
Purchases of investments	(303,945)	(228,229)	(370,375)
Sales and maturities of investments	258,937	323,028	385,511

Cash flows (used in) provided by investing activities	(68,148)	(417,159)	5,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares for share-based compensation arrangements	34,360	20,864	6,158
Excess tax benefit from share-based compensation	8,867	4,335	—
Proceeds from the issuance of long-term debt	366,483	444,100	—
Employee taxes paid related to net share settlement of equity awards	(4,809)	(3,676)	(1,414)
Principal payments of long-term debt	(449,944)	(775)	—
Payment or purchase of non-recourse RISPERDAL CONSTA secured 7% notes	—	—	(45,397)

Cash flows (used in) provided by financing activities	(45,043)	464,848	(40,653)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,360	45,207	(40,930)
CASH AND CASH EQUIVALENTS—Beginning of period	83,601	38,394	79,324

CASH AND CASH EQUIVALENTS—End of period	$96,961	$83,601	$38,394

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$7,656	$21,658	$1,684
Cash paid for taxes	$5,921	$10,068	$60
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,450	$3,416	$424
Investment in Civitas Therapeutics, Inc.	$1,116	$1,547	$1,320
Issuance of common stock used in the acquisition of Elan Drug Technologies	$—	$525,074	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Alkermes plc (the "Company") is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to develop innovative medicines that improve patient outcomes. The Company has a diversified portfolio of more than 20 commercial drug products and a substantial clinical pipeline of product candidates that address central nervous system ("CNS") disorders such as addiction, schizophrenia and depression. Headquartered in Dublin, Ireland, Alkermes plc has a research and development ("R&D") center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and manufacturing facilities in Gainesville, Georgia and Wilmington, Ohio.

        On September 16, 2011, the business of Alkermes, Inc. and the drug technologies business ("EDT") of Elan Corporation, plc ("Elan") were combined under the Company (this combination is referred to as the "Business Combination", the "acquisition of EDT" or the "EDT acquisition") in a transaction accounted for as a reverse acquisition with Alkermes, Inc. treated as the accounting acquirer. As a result, the historical financial statements of Alkermes, Inc. are included in the comparative prior periods. Use of the terms such as "us," "we," "our," "Alkermes" or the "Company" is meant to refer to Alkermes plc and its consolidated subsidiaries, except where context makes clear that the time period being referenced is prior to September 16, 2011, in which case such terms shall refer to Alkermes, Inc. and its consolidated subsidiaries. Prior to September 16, 2011, Alkermes, Inc. was an independent pharmaceutical company incorporated in the Commonwealth of Pennsylvania and traded on the NASDAQ Global Select Stock Market under the symbol "ALKS."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries: Alkermes Ireland Holdings Limited; Alkermes Science Three Limited; Alkermes Pharma Ireland Limited; Alkermes Finance Ireland Limited; Alkermes Science One Limited; Alkermes Finance S.à r.l.; Alkermes Finance Ireland (No. 2) Limited; Alkermes U.S. Holdings, Inc.; Alkermes, Inc.; Eagle Holdings USA, Inc.; Alkermes Controlled Therapeutics, Inc.; Alkermes Europe, Ltd.; and Alkermes Gainesville LLC. Intercompany accounts and transactions have been eliminated.

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

  Investments

        The Company has investments in various types of securities including U.S. government and agency obligations, debt securities issued by foreign agencies and backed by foreign governments and corporate debt securities. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At March 31, 2013, substantially all these investments are classified as available-for-sale and are recorded at fair value.

        Holding gains and losses on available-for-sale investments are considered "unrealized" and are reported within "Accumulated other comprehensive income (loss)," a component of shareholders' equity. The Company uses the specific identification method for reclassifying unrealized gains and losses into earnings when investments are sold. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required by GAAP. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive income (loss).

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

  Level 1—these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs include investments in money market funds and U.S. treasury securities;

  Level 2—these valuations are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which the Company has limited visibility into their trading volumes. Valuations of these financial instruments do not require a significant degree of judgment. Assets and liabilities utilizing Level 2 inputs include U.S. government agency debt securities, debt securities issued and backed by foreign governments, investments in corporate debt securities that are trading in the credit markets and an interest rate cap and swap contract;

  Level 3—these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At March 31, 2013, the Company did not have any assets or liabilities utilizing Level 3 inputs.

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

  Goodwill and Intangible Assets

        Goodwill represents the excess cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the date of acquisition. The Company's goodwill, which solely relates to the EDT acquisition in the fiscal year ended March 31, 2012, has been assigned to a reporting unit which consists of the former EDT business. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded.

        Goodwill is reviewed for impairment utilizing a two-step process. The first step requires the Company to compare the fair value of the reporting unit to its respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

        The Company's finite-lived intangible assets consist of core developed technology and collaboration agreements and are recorded at fair value at the time of their acquisition and are stated within the Company's consolidated balance sheets net of accumulated amortization and impairments. The finite-lived intangible assets are amortized over their estimated useful life using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. The useful lives of the Company's intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent. The Company's intangible assets were all acquired as part of the EDT acquisition in the fiscal year ended March 31, 2012, as described in Note 3, Acquisitions.

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

  Asset Retirement Obligations

        The Company recognized an asset retirement obligation for an obligation to remove leasehold improvements and other related activities at the conclusion of the Company's lease for its manufacturing facility located in Chelsea, Massachusetts, which it presently subleases. The carrying amount of the asset retirement obligation at March 31, 2013 and 2012, was $2.0 million and $1.9 million, respectively, and is included within "Other Long-Term Liabilities" in the accompanying consolidated balance sheets.

        The following table shows changes in the carrying amount of the Company's asset retirement obligation for the years ended March 31, 2013 and 2012:

(In thousands)	Carrying Amount
Balance, April 1, 2011	$1,692
Accretion expense	170

Balance, March 31, 2012	$1,862
Accretion expense	187

Balance, March 31, 2013	$2,049

  Revenue Recognition

  Collaborative Arrangements

        The Company has entered into a number of collaboration agreements with pharmaceutical companies including Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG ("Janssen") for RISPERDAL® CONSTA® and INVEGA® SUSTENNA®/XEPLION®, Acorda Therapeutics, Inc. ("Acorda") for AMPYRA®/FAMPYRA® and Amylin Pharmaceuticals, Inc. ("Amylin"), now a wholly-owned subsidiary of Bristol-Myers Squibb Company ("Bristol-Myers") for BYDUREON®. These collaborative arrangements typically include upfront payments, funding of R&D, payments based upon achievement of pre-clinical and clinical development milestones, manufacturing services, sales milestones and royalties on product sales.

        On April 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after April 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended March 31, 2013. The Company's existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements, as described below.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Contingent consideration received from the achievement of a substantive milestone subsequent to April 1, 2011, is recognized in its entirety in the period in which the milestone is achieved, which the Company believes is more consistent with the substance of its performance under its various collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the Company's performance required to achieve the milestone, or the increase in value to the collaboration resulting from the Company's performance, relates solely to the Company's past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. The Company's collaboration agreements with its partners provide for payments to the Company upon the achievement of development milestones, such as the completion of clinical trials or regulatory approval for drug candidates.

        Milestone payments received prior to April 1, 2011 from arrangements where the Company has continuing performance obligations have been deferred and are recognized through the application of a proportional performance model where the milestone payment is recognized over the related performance period or, in full, when there are no remaining performance obligations. The Company makes its best estimate of the period of time for the performance period. The Company will continue to recognize milestone payments received prior to April 1, 2011 in this manner. As of March 31, 2013, the Company has deferred revenue of $4.3 million from milestone payments received prior to April 1, 2011 that will be recognized through the use of a proportional performance model through 2018.

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

        The estimate of deferred revenue also reflects management's estimate of the periods of the Company's involvement in certain of its collaborations. The Company's performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the Company's estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company recognizes and records in future periods. At March 31, 2013, the Company had short-term and long-term deferred revenue of $2.3 million and $8.9 million, respectively, related to its collaborations.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Manufacturing revenues—The Company recognizes manufacturing revenues from the sale of products it manufactures for resale by its collaborative partners. Manufacturing revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The sales price for certain of the Company's manufacturing revenues is based on the end-market sales price earned by its collaborative partners. As the end-market sale occurs after the Company has shipped its product and the risk of loss has passed to its collaborative partner, the Company estimates the sales price for its product based on information supplied to it by the Company's collaborative partners, its historical transaction experience and other third-party data. Differences between the actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known.

        Royalty revenues—The Company recognizes royalty revenues related to the sale of products by its collaborative partners that incorporates the Company's technology. Royalties are earned under the terms of a license agreement in the period the products are sold by the Company's collaborative partner and collectability is reasonably assured. Certain of the Company's royalty revenues are recognized by the Company based on information supplied to the Company by its collaborative partners and require estimates to be made. Differences between the actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally the following quarter.

        Research and development revenues—R&D revenue consists of funding that compensates the Company for formulation, pre-clinical and clinical testing under R&D arrangements. The Company generally bills its partners under R&D arrangements using a full-time equivalent ("FTE") or hourly rate, plus direct external costs, if any.

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

        The Company records its product sales net of the following significant categories of sales discounts and allowances as a reduction of product sales at the time VIVITROL is shipped:

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

  •
  Chargebacks—wholesaler and specialty pharmacy chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which consist primarily of federal government agencies purchasing under the federal

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    supply schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to the Company the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for chargebacks is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and the Company's estimates of future participation in these programs. To date, actual chargebacks have not differed materially from the Company's estimates.

  •
  Product Returns—in August 2012, the Company changed the way in which revenue is recognized on VIVITROL product sales. Prior to August 1, 2012, the Company did not have sufficient history to reasonably estimate returns related to VIVITROL shipments and, therefore, the Company deferred the recognition of revenue on shipments of VIVITROL until the product left the distribution channel. In August 2012, it was determined there was sufficient history to reliably estimate returns, and revenue on the sales of VIVITROL is now recognized upon delivery to wholesalers, distributors and pharmacies, which is the point in time the customer assumes the risks and rewards of ownership. This change in the method of revenue recognition resulted in a one-time $1.7 million increase to "Product sales, net" in the accompanying consolidated statements of operations and comprehensive income (loss), which was recognized during the three months ended September 30, 2012.

    Based on this revised revenue recognition policy, a reserve is now estimated for future product returns on VIVITROL gross product sales. This estimate is based on historical return rates as well as specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at VIVITROL product sales, net. Once VIVITROL is returned, it is destroyed. At March 31, 2013, the product return reserve was estimated to be approximately 2% of product sales and amounts to $3.2 million.

  •
  Co-pay assistance—the Company has a program whereby a patient can receive up to $500 per month towards their co-payment, co-insurance or deductible, provided the patient meets certain eligibility criteria. Reserves are recorded upon the sale of VIVITROL.

  Risk-Management Instruments

        The Company's derivative activities are initiated within the guidelines of documented corporate risk management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the liabilities being hedged. At March 31, 2013, the Company's risk management instruments consisted of an interest rate swap agreement and an interest rate cap agreement. The objective of the interest rate cap and swap agreements are to limit the impact of fluctuations in interest rates in earnings related to the Company's long-term debt. The interest rate cap and swap agreements are not designated as hedging instruments and are recorded at fair value. The associated gains and losses related to the interest rate cap are recognized in "Other income (expense), net" and the associated gains and losses related to the interest rate swap are recognized in "Interest expense" during the period of change. Refer to Note 12, Derivative Instruments, for additional information related to the Company's risk management instruments.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Foreign Currency

        The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within "Other income (expense), net" in the accompanying consolidated statement of operations and comprehensive income (loss). During the years ended March 31, 2013, 2012 and 2011, the Company recorded a gain on foreign currency translation of $0.1 million, $0.5 million and none, respectively.

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

	2013		2012		2011
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	32%	35%	30%	48%	75%	83%
Acorda	15%	11%	11%	—	—	—

        The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies and the Company limits the amount of credit exposure to any one financial institution or corporate issuer. The Company's investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Geographic Information

        Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended March 31,
(In thousands)	2013	2012	2011
Revenue by region:
U.S.	$380,565	$212,859	$76,700
Ireland	14,455	12,695	805
Rest of world	180,528	164,423	109,135
Assets by region:
Current assets:
U.S.	$248,441	$209,683	$252,960
Ireland	159,544	122,077	—
Rest of world	603	7,393	—
Long-term assets:
U.S.	$233,369	$217,406	$199,488
Ireland	828,334	878,658	—
Rest of world	—	—	—

  Research and Development Expenses

        For each of the R&D programs, the Company incurs both external and internal expenses. External R&D expenses include costs related to clinical and non-clinical activities performed by contract research organizations, consulting fees, laboratory services, purchases of drug product materials and third-party manufacturing development costs. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. The Company tracks external R&D expenses for each of its development programs, however, internal R&D expenses are not tracked by individual program as they benefit multiple programs or its technologies in general.

  Share-Based Compensation

        The Company's share-based compensation programs grant awards which include stock options and restricted stock units ("RSUs"), which vest with the passage of time and, to a limited extent, vest based on the achievement of certain performance or market criteria. Certain of the Company's employees are retirement eligible under the terms of the Company's stock option plans (the "Plans"), and stock option awards to these employees generally vest in full upon retirement. Since there are no effective future service requirements for these employees, the fair value of these awards is expensed in full on the grant date.

  Stock Options

        Stock option grants to employees generally expire ten years from the grant date and generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company, except as otherwise provided in the plan. Stock

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

option grants to directors are for ten-year terms and generally vest over a one-year period provided the director continues to serve on the Company's board of directors through the vesting date, except as otherwise provided in the plan. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

        The fair value of stock option grants is based on estimates as of the date of grant using a Black-Scholes option valuation model. The Company uses historical data as the basis for estimating option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior are considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors are based on a weighted average of implied volatilities from traded options on the Company's ordinary shares and historical stock price volatility of the Company's ordinary shares, which is determined based on a review of the weighted average of historical daily price changes of the Company's ordinary shares. The risk-free interest rate for periods commensurate with the expected term of the share option is based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield on the Company's ordinary shares is estimated to be zero as the Company has not paid and does not expect to pay dividends. The exercise price of options granted prior to October 7, 2008 equals the average of the high and low of the Company's ordinary shares traded on the NASDAQ Global Select Stock Market on the date of grant. Beginning with the adoption of the Alkermes, Inc. 2008 Stock Option and Incentive Plan (the "2008 Plan"), the exercise price of option grants made after October 7, 2008 is equal to the closing price of the Company's ordinary shares traded on the NASDAQ Global Select Stock Market on the date of grant.

        The fair value of each stock option grant was estimated on the grant date with the following weighted-average assumptions:

Year Ended March 31,
	2013	2012	2011
Expected option term	5 - 7 years	5 - 7 years	5 - 7 years
Expected stock volatility	47% - 49%	47% - 51%	46% - 51%
Risk-free interest rate	0.61% - 1.18%	0.82% - 2.5%	1.11% - 3.42%
Expected annual dividend yield	—	—	—

  Time-Vested Restricted Stock Units

        Time-vested RSUs awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company's ordinary shares are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of time-vested RSUs is based on the market value of the Company's stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

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

  Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized holding gains and losses on available-for-sale marketable securities and unrealized gains and losses on cash flow hedges.

  Earnings (Loss) per Share

        Basic earnings (loss) per share are calculated based upon net income (loss) available to holders of common shares divided by the weighted average number of shares outstanding. For the calculation of diluted earnings per share, the Company uses the weighted average number of shares outstanding, as adjusted for the effect of potential dilutive securities, including stock options and RSUs.

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

  Employee Benefit Plans

  401(K) Plan

        The Company maintains a 401(k) retirement savings plan (the "401(k) Plan"), which covers substantially all of its U.S.-based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service ("IRS") limitations. Through March 31, 2012, the Company matched 50% of the first 6% of employee pay and beginning April 1, 2012, the Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended March 31, 2013, 2012 and 2011, the Company contributed $4.1 million, $2.5 million and $2.0 million, respectively, to match employee deferrals under the 401(k) Plan.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Defined Contribution Plan

        The Company maintains a defined contribution plan for its Ireland-based employees (the "defined contribution plan"). The defined contribution plan provides for eligible employees to contribute up to the maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual's contribution level. During the years ended March 31, 2013, 2012 and 2011, the Company contributed $3.7 million, $1.8 million and none, respectively, in contributions to the defined contribution plan.

  Reclassifications

        An amount equal to $45.8 million that was previously classified as "Amortization of acquired intangibles" in the year ended March 31, 2012, has been reclassified to "Impairment of long-lived assets" in the accompanying consolidated statements of operations and comprehensive income (loss) and statement of cash flows to conform to current period presentation.

        Similarly, $3.7 million and $1.4 million that were previously classified as "Proceeds from the issuance of ordinary shares under share-based compensation arrangements" in the years ended March 31, 2012 and 2011, respectively, have been reclassified to "Employee taxes paid related to net share settlement of equity awards" in the accompanying consolidated statements of cash flows to conform to current period presentation.

  New Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. ACQUISITIONS

        On September 16, 2011, the Company acquired EDT from Elan in a transaction accounted for under the acquisition method of accounting for business combinations, in exchange for $500.0 million in cash and 31.9 million ordinary shares of Alkermes, Inc., valued at $525.1 million, based on a stock price of $16.46 per share on the acquisition date. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values. The reported consolidated financial condition and results of operations after completion of the acquisition reflect these fair values. EDT's results of operations are included in the consolidated financial statements from the date of acquisition.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        During the year ended March 31, 2012, the Company incurred approximately $29.1 million in expenses related to the EDT acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses have been recorded within "Selling, general and administrative expenses" in the accompanying consolidated statement of operations and comprehensive income (loss). During the year ended March 31, 2012, the Company's results of operations included revenues of $165.0 million and net loss of $6.3 million from the acquired EDT business.

        The purchase price of the EDT business was as follows (in thousands):

Upfront payment in accordance with the merger agreement	$500,000
Equity consideration in accordance with the merger agreement	525,074

Total purchase price	$1,025,074

        The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values, summarized below (in thousands):

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

        On the acquisition date, EDT had several collaboration agreements in place with third-party pharmaceutical companies related to the development and commercialization of a number of products including INVEGA® SUSTENNA®/XEPLION®, AMPYRA®/FAMPYRA®, TRICOR 145®, RITALIN

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

LA®, FOCALIN® XR. , EMEND® and VERELAN®/VERAPAMIL®. For a complete listing of commercial products utilizing the NanoCrystal technology and Oral Controlled Release technology, including the product indication, collaborative partner, and revenue source, please refer to our "Commercial Products Table" on page 7 of this Annual Report.

        The Company determined the value of each collaboration agreement through the use of the excess earnings method. The Company estimated future revenues to be earned under EDT's collaboration agreements for the remainder of the year ended March 31, 2012 through the fiscal year ending March 31, 2027, and reduced such future revenues by (i) a projected gross margin percentage, (ii) an estimate of operating expenses to be incurred related to these agreements, and (iii) contributory asset charges for working capital and fixed assets. The Company then applied an estimated tax rate, determined based upon the jurisdictions in which the underlying intangible assets are taxed, to arrive at the excess earnings.

        The Company converted the excess earnings attributable to the collaboration agreements to a present value using a discount rate of 14.5%. This discount rate is equal to the Internal Rate of Return ("IRR") the Company calculated as part of the EDT acquisition. The IRR represents the return a market participant would expect to generate through the acquisition of EDT as well as the level of risk reflected in the financial projections used as the basis for the Company's valuation analysis. Based on the valuation performed, the Company estimated its collaboration agreements to have a value on the acquisition date of $499.7 million.

        The Company determined the useful life of the collaboration agreements to be 12 years, which is the Company's best estimate as to the remaining life of the intellectual property for the products underlying the collaboration agreements and the life of the collaboration agreements themselves.

        The Company determined the value of the NanoCrystal and OCR technologies through the use of the income approach, specifically the relief-from-royalty method. The Company estimated the savings in royalties that EDT would otherwise have had to pay if it had not owned the NanoCrystal and OCR technologies and had to license it from a third party with rights of use substantially equivalent to ownership. The Company estimated the present value of the stream of future estimated after-tax royalty payments for the remainder of the year ended March 31, 2012 through the fiscal year ending March 31, 2027. The Company converted the after-tax royalty payments to a present value using the same discount rate of 14.5% as used in the analysis of the collaboration agreements. Based on the valuation performed, the Company estimated its NanoCrystal and OCR technologies to have a value on the acquisition date of $74.6 million and $66.3 million, respectively.

        The Company determined the useful life of the NanoCrystal and OCR technologies to be 13 and 12 years, respectively, which is the Company's best estimate as to the remaining life of the intellectual property.

        Intangible assets associated with IPR&D related to three EDT product candidates. The estimated fair value for the collaboration agreements and IPR&D was determined using the excess earnings approach. The excess earnings approach includes projecting revenue and costs attributable to the associated collaboration agreement or product candidate and then subtracting the required return related to other contributory assets used in the business to determine any residual excess earnings attributable to the collaboration agreement or product candidate. The after-tax excess earnings are then discounted to present value using an appropriate discount rate. During the fourth quarter of fiscal year

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

2012, and after finalization of the purchase accounting for the Business Combination, the Company identified events and changes in circumstance, such as correspondence from regulatory authorities and further clinical trial results related to the three product candidates acquired as part of the Business Combination, which indicated that the assets may be impaired. Accordingly, the Company recorded an impairment charge of $45.8 million within "Impairment of long-lived assets" in the accompanying statement of operations and comprehensive income (loss). See Note 8, Goodwill and Intangible Assets for additional details.

        The estimated fair value of the EDT trademark was determined using the relief from royalty method. The Company did not expect to use the EDT trademark beyond March 31, 2012 and, as a result, the Company amortized the full value of the trademark during the year ended March 31, 2012.

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

  Pro forma financial information (unaudited)

        The following unaudited pro forma information presents the combined results of operations for years ended March 31, 2012 and 2011 as if the acquisition of EDT had been completed on April 1, 2010. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results.

	Year Ended March 31,
(In thousands, except per share data)	2012	2011
Revenues	$500,105	$450,222
Net (loss) income	$(108,782)	$10,265
Basic and diluted (loss) earnings per common share	$(0.84)	$0.08

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

        Investments consist of the following:

		Gross Unrealized
			Losses
(In thousands)	Amortized Cost	Gains	Less than One Year	Greater than One Year	Estimated Fair Value
March 31, 2013
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$102,093	$29	$(1)	$—	$102,121
Corporate debt securities	10,946	27	—	—	10,973
International government agency debt securities	10,089	8	(1)	—	10,096

	123,128	64	(2)	—	123,190

Money market funds	1,201	—	—	—	1,201

	124,329	64	(2)	—	124,391

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	60,047	—	(17)	—	60,030
Corporate debt securities	18,725	—	(26)	(162)	18,537
International government agency debt securities	3,060	—	—	—	3,060

	81,832	—	(43)	(162)	81,627

Held-to-maturity securities:
Certificates of deposit	1,200	—	—	—	1,200

	83,032	—	(43)	(162)	82,827

Total investments	$207,361	$64	$(45)	$(162)	$207,218

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

        The proceeds from the sales and maturities of marketable securities, excluding strategic equity investments, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Year Ended March 31,
(In thousands)	2013	2012	2011
Proceeds from the sales and maturities of marketable securities	$258,937	$323,028	$385,511
Realized gains	$39	$47	$77
Realized losses	$5	$11	$32

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

        In addition, during the year ended March 31, 2013, the Company sold $4.7 million of its held-to-maturity securities. These securities were held as collateral for certain lease agreements that ended in June 2012. There were no gains or losses recognized on the sale of these investments. The Company's available-for-sale and held-to-maturity securities at March 31, 2013 have contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$80,388	$80,399	$1,200	$1,200
After 1 year through 5 years	124,572	124,418	—	—

Total	$204,960	$204,817	$1,200	$1,200

        At March 31, 2013, the Company believes that the unrealized losses on its available-for-sale investments are temporary. The investments with unrealized losses consist primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company's intent not to sell these securities, and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

        The Company's investment in Acceleron Pharma, Inc. ("Acceleron") was $8.7 million at March 31, 2013 and 2012, which is recorded within "Other assets" in the accompanying consolidated balance sheets. The Company accounts for its investment in Acceleron under the cost method as Acceleron is a privately-held company over which the Company does not exercise significant influence. The Company continues to monitor this investment to evaluate whether any decline in its value has occurred that would be other-than-temporary, based on the implied value from any recent rounds of financing completed by Acceleron, market prices of comparable public companies and general market conditions.

        The Company's investment in Civitas Therapeutics, Inc. ("Civitas") was $0.8 million and $2.0 million at March 31, 2013 and 2012, respectively, which is recorded within "Other assets" in the accompanying consolidated balance sheets. The Company accounts for its investment in Civitas under the equity method as the Company has an approximately 11% ownership position in Civitas, has a seat on the board of directors and believes it may be able to exercise significant influence over the operating and financial policies of Civitas.

        During the year ended March 31, 2012, Civitas issued 14.3 million shares of Series A preferred stock in exchange for $12.5 million. The Company did not participate in the financing, however, it received 12.4% of these Series A preferred shares in accordance with the terms of its arrangement with Civitas and recorded an increase to its investment in Civitas of $1.5 million. The Company has deferred the recognition of the gain on its investment in Civitas and will recognize it into "Other (expense) income, net", ratably over a period of approximately four years, in the Company's consolidated statement of operations and comprehensive income (loss). During the year ended March 31, 2013, the Company recorded a reduction in its investment in Civitas of $1.2 million, which represented the Company's proportionate share of Civitas' net losses for this period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

        In December 2012, the Company and four other existing investors agreed to provide Civitas with a promissory note in the amount of $9.0 million. The promissory note will pay 6% interest per year, is payable on demand at any time on or after December 18, 2013, and is convertible into either common or preferred shares of Civitas upon a majority vote of the promissory note holders on or after December 18, 2013, or in the event of a qualified financing as defined in the Note Purchase Agreement. The Company's share of the promissory note, $1.1 million, was recorded within "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

5. FAIR VALUE

        The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

(In thousands)	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,201	$1,201	$—	$—
U.S. government and agency debt securities	162,151	75,025	87,126	—
International government agency debt securities	13,156	—	13,156	—
Corporate debt securities	29,510	—	29,510	—

Total	$206,018	$76,226	$129,792	$—

Liabilities:
Interest rate swap contract	$(541)	—	(541)	—

Total	$(541)	$—	$(541)	$—

	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,201	$1,201	$—	$—
U.S. government and agency debt securities	98,398	98,398	—	—
International government agency debt securities	35,903	30,902	—	5,001
Corporate debt securities	19,700	—	14,045	5,655
Strategic equity investments	1,482	1,482	—	—
Interest rate cap contracts	20	—	20	—

	$156,704	$131,983	$14,065	$10,656

Liabilities:
Interest rate swap contract	$(522)	—	(522)	—

Total	$(522)	$—	$(522)	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE (Continued)

        The following table is a rollforward of the fair value of the Company's investments whose fair value was determined using Level 3 inputs at March 31, 2013:

(In thousands)	Fair Value
Balance, April 1, 2012	$10,656
Investments transferred into Level 3	1,579
Investments transferred out of Level 3	(12,247)
Total unrealized gains included in comprehensive loss	12

Balance, March 31, 2013	$—

        The Company transfers its financial assets and liabilities measured at fair value on a recurring basis between fair value hierarchies at the end of each reporting period. During the year ended March 31, 2013, the Company transferred $87.1 million of its investments in U.S. government agency debt securities and $3.1 million of its investments in international government agency debt securities from Level 1 to Level 2 as the Company had limited visibility into their trading volumes. There were no transfers of any securities from Level 2 to Level 1 during the year ended March 31, 2013. Also, during the year ended March 31, 2013, there were two securities transferred from Level 3 to Level 2 as trading resumed for these securities.

        A third-party pricing service was used to determine the estimated fair value of the Company's securities. The third-party pricing service develops its estimate of fair value through a proprietary model using variables including reportable trades and last trade date, bids and offers, trading frequency, benchmark yields, credit spreads and other industry and economic events. The Company validates the prices provided by its third-party pricing service by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming the activity in the relevant markets. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services at March 31, 2013.

        The Company's investments in US government and agency debt securities, international government agency debt securities and corporate debt securities classified as Level 2 were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market observable data. The market observable data includes reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices developed using the market observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.

        In September and December 2011, the Company entered into interest rate cap agreements, and, in September 2011, the Company entered into an interest rate swap agreement. These agreements are described in greater detail in Note 12, Derivative Instruments. The fair value of the Company's interest rate cap and interest rate swap agreements were based on an income approach, which excludes accrued interest, and takes into consideration then-current interest rates and then-current creditworthiness of the Company or the counterparty, as applicable.

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE (Continued)

due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company's consolidated balance sheets consist of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% ("Term Loan B-1") and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor ("Term Loan B-2" and together with Term Loan B-1, the "2013 Term Loans"). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future at March 31, 2013, was as follows:

(In thousands)	Carrying Value	Estimated Fair Value
Term Loan B-1	$296,029	$298,375
Term Loan B-2	$72,979	$73,308

6. INVENTORY

        Inventory consists of the following:

	March 31,
(In thousands)	2013	2012
Raw materials	$13,506	$12,841
Work in process	13,842	9,569
Finished goods(1)	16,135	16,968
Consigned-out inventory(2)	—	381

Inventory	$43,483	$39,759

(1)
At March 31, 2013 and 2012, the Company had $0.6 million and $1.3 million, respectively, of finished goods inventory located at its third party warehouse and shipping service provider.

(2)
At March 31, 2012, consigned-out inventory related to VIVITROL inventory in the distribution channel for which the Company had not recognized revenue. As previously disclosed, in August 2012, the Company changed the way in which revenue is recognized on VIVITROL product sales, and, consequently, it no longer expects to have consigned-out inventory.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	March 31,
(In thousands)	2013	2012
Land	$8,357	$8,891
Building and improvements	141,092	127,583
Furniture, fixture and equipment	197,743	189,262
Leasehold improvements	24,137	45,798
Construction in progress	39,399	44,768

Subtotal	410,728	416,302
Less: accumulated depreciation	(122,293)	(113,307)

Total property, plant and equipment, net	$288,435	$302,995

        The Company reclassified $11.5 million of "Furniture, fixtures, and equipment" and $0.7 million of "Land" at March 31, 2012 as "Buildings and improvements" to revise prior period presentation. Depreciation expense was $31.9 million, $22.5 million and $8.7 million for the years ended March 31, 2013, 2012 and 2011, respectively.

        During the year ended March 31, 2013, the Company performed an impairment analysis on certain of its manufacturing equipment dedicated to the production of VIVITROL. This equipment was originally purchased by Cephalon in connection with the VIVITROL collaboration and later acquired by the Company upon the termination of the VIVITROL collaboration with Cephalon. The Company determined that these assets will not be used in the future production of VIVITROL and recorded an impairment charge of $3.3 million to write the assets down to their fair value. Fair value was determined using level 3 inputs including internally established estimates and the selling prices of similar assets. Also, during the years ended March 31, 2013 and 2012, the Company wrote off furniture, fixtures and equipment that had a carrying value of less than $0.1 million at the time of disposition and received proceeds from the sales of furniture, fixtures and equipment of less than $0.1 million.

        Amounts included as construction in progress in the consolidated balance sheets primarily include capital expenditures at the Company's manufacturing facility in Ohio. The Company continues to evaluate its manufacturing capacity based on expectations of demand for its products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service. The Company continues to periodically evaluate whether facts and circumstances indicate that the carrying value of its long-lived assets to be held and used may not be recoverable.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consists of the following:

		March 31, 2012			March 31, 2013
(In thousands)	Weighted Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,740	$—	$92,740	$92,740	$—	$92,740

Finite-lived intangible assets:
Collaboration agreements	12	$499,700	$(17,734)	$481,966	$499,700	$(50,143)	$449,557
NanoCrystal technology	13	74,600	(1,839)	72,761	74,600	(5,373)	69,227
OCR technology	12	66,300	(3,182)	63,118	66,300	(9,091)	57,209
Trademark	—	2,600	(2,600)	—	—	—	—

Total finite-lived intangible assets		$643,200	$(25,355)	$617,845	$640,600	$(64,607)	$575,993

Indefinite-lived intangible assets
IPR&D	—	45,800	(45,800)	—	—	—	—

Total		$689,000	$(71,155)	$617,845	$640,600	$(64,607)	$575,993

        During the three months ended December 31, 2012, the Company performed its annual goodwill impairment test. The Company worked with a third-party valuation firm and established fair value for the purpose of impairment testing by using an average of the income approach and the market approach. The income approach employs a discounted cash flow model that takes into account (i) assumptions that market participants would use in their estimates of fair value, (ii) current period actual results, and (iii) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in an acquisition due diligence process and a discount rate that takes into consideration the Company's estimated cost of capital adjusted for the uncertainty inherent in an acquisition. The market approach employs market multiples for comparable publicly traded companies in the pharmaceutical and biotechnology industries obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. In the market approach, estimates of fair value are established using an average of both revenue and EBITDA multiples, adjusted for the reporting unit's performance relative to peer companies.

        The Company determined that the fair value of its reporting unit was substantially in excess of its respective carrying value and there was no impairment in the value of this asset as of October 31, 2012.

        During the three months ended March 31, 2012, and after finalization of the purchase accounting for the Business Combination, the Company identified events and changes in circumstance, such as correspondence from regulatory authorities and further clinical trial results related to the three product candidates acquired as part of the Business Combination, and classified as IPR&D, which indicated that the assets may be impaired. As such, the Company performed an analysis to measure the amount of the impairment loss, if any. The Company performed the valuation of its IPR&D from the viewpoint of a market participant through the use of a discounted cash flow model. The model contained certain key assumptions, including the cost to bring the pre-clinical products through the clinical trial and regulatory approval process, the gross margin a market participant would expect to earn if the products were approved for sale, the cost to sell the approved product and a discount factor based on an industry average weighted average cost of capital. Based on the analysis performed, the Company

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

determined that the IPR&D was impaired and recorded an impairment charge of $45.8 million within "Impairment of long-lived assets" in the accompanying statement of operations and comprehensive income (loss).

        The Company recorded $41.9 million and $25.4 million of amortization expense related to its finite-lived intangible assets during the years ended March 31, 2013 and 2012, respectively. Based on the Company's most recent analysis, amortization of intangible assets included within its consolidated balance sheet at March 31, 2013, is expected to be approximately $50.0 million, $60.0 million, $65.0 million, $70.0 million and $70.0 million in the fiscal years ending March 31, 2014 through 2018, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company's actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenues.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	March 31,
(In thousands)	2013	2012
Accounts payable	$18,282	$18,400
Accrued compensation	30,432	25,023
Accrued interest	970	2,472
Accrued other	27,226	33,259

Total accounts payable and accrued expenses	$76,910	$79,154

10. RESTRUCTURING

        On April 4, 2013, the Company, approved a restructuring plan related to its Athlone, Ireland manufacturing facility consistent with the evolution of the Company's product portfolio and designed to improve operational performance for the future.

        Under the restructuring plan, the Company will terminate manufacturing services for certain older products becoming uneconomic to produce due to decreasing demand from its customers resulting from generic competition. The Company expects to continue to generate revenues from the manufacturing of these products during fiscal year 2014 and, for certain of these products, into fiscal year 2015.

        As a result of the termination of these services, it is contemplated that the Company will also implement a corresponding reduction in headcount of up to 130 employees. In connection with the Plan, the Company recorded restructuring charges consisting of the following within "Restructuring" in

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING (Continued)

the accompanying consolidated statements of operations and comprehensive income (loss), (in thousands):

Severance	$12,100
Outplacement services	200

Total	$12,300

        This Plan is expected to result in estimated annual cost savings of between $15.0 million to $20.0 million by fiscal year 2016 and beyond. The total amount of the restructuring charges is accrued at March 31, 2013. As part of the Plan, the Company also expects to incur non-cash charges resulting from the accelerated depreciation of certain manufacturing assets, which are currently estimated to be approximately $10.0 million in fiscal year 2014 and $7.0 million in fiscal year 2015.

11. LONG-TERM DEBT

        Long-term debt consists of the following:

(In thousands)	March 31, 2013	March 31, 2012
Term Loan B-1, due September 25, 2019	$296,029	$—
Term Loan B-2, due September 25, 2016	72,979	—
First Lien Term Loan, due September 16, 2017	—	306,822
Second Lien Term Loan, due September 16, 2018	—	137,638

Total	369,008	444,460
Less: current portion	(6,750)	(3,100)

Long-term debt	$362,258	$441,360

  Term Loans

        In September 2012, the Company entered into an amendment (the "Refinancing") to the first lien term loan facility (the "First Lien Term Loan") pursuant to which the First Lien Term Loan was amended and restated to, among other things, provide for a new tranche of term loans in an amount equal to $375.0 million, the proceeds of which, together with cash-on hand of approximately $75.0 million, were used to repay in full all monies due pursuant to the second lien term loan facility (the "Second Lien Term Loan" and together with the First Lien Term Loan, the "2012 Term Loans"). The new term loan facility includes the 2013 Term Loans and each of the 2013 Term Loans included a LIBOR floor of 1.0%.

        In February 2013, the Company further amended the 2013 Term Loans (the "Repricing") to secure: (i) a reduction in interest payable under Term Loan B-1 to LIBOR plus 2.75% and a decrease in the LIBOR floor to 0.75%; (ii) a reduction in interest payable under Term Loan B-2 to LIBOR plus 2.75% and a decrease in the LIBOR floor to 0%; and (iii) a shortened time period, from one year to six months, during which a refinancing of the 2013 Term Loans, as described in the amended and restated credit agreement, would trigger a 1% prepayment premium.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM DEBT (Continued)

        Term Loan B-1 was issued with a principal balance of $300.0 million, an original issue discount of $3.0 million and amortizes in equal quarterly amounts of 0.25% of the original principal amount of the loan, with the balance payable at maturity, which is September 25, 2019. Term Loan B-2 was issued with a principal balance of $75.0 million, an original issue discount of $0.4 million and amortizes in equal quarterly amounts of 1.25% of the original principal amount of the loan, with the balance payable at maturity, which is September 25, 2016. The 2013 Term Loans are guaranteed by certain subsidiaries of the Company (the "Guarantors") and is secured by a first priority lien on substantially all of the assets and properties of the Company and the Guarantors (subject to certain exceptions and limitations).

        Scheduled maturities with respect to the 2013 Term Loans are as follows (in thousands):

Fiscal Year:
2014	$6,750
2015	6,750
2016	6,750
2017	64,875
2018	3,000
Thereafter	283,500

Total	$371,625

        Required quarterly principal payments of $0.8 million on Term Loan B-1 and $0.9 million on Term Loan B-2 began on December 31, 2012. Commencing with the completion of the Company's fiscal year ended March 31, 2014, the Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2013 Term Loans, are met. The Company may make prepayments of principal without premium or penalty, however, in the event that, prior to September 25, 2013, the Company prepays any of Term Loan B-1 or Term Loan B-2 pursuant to a repricing transaction or an amendment of the Term Loan Facility that results in a repricing transaction, the Company will be subject to a prepayment premium of 1% of the amount of the term loan being repaid or the aggregate amount of the applicable term loan outstanding immediately prior to such amendment.

        The 2013 Term Loans have an incremental facility capacity in an amount of $140.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. The 2013 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2013 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at March 31, 2013.

        The Refinancing was a restructuring of the 2012 Term Loans and involved multiple lenders who were considered members of a loan syndicate. In determining whether the Refinancing was to be accounted for as a debt extinguishment or modification, the Company considered whether creditors remained the same or changed and whether the change in debt terms was substantial. The terms of the 2013 Term Loans were considered substantially different from the 2012 Term Loans if the present value of the cash flows under the 2013 Term Loans was at least 10% different from the present value of the remaining cash flows under the 2012 Term Loans (commonly referred to as the "10% Test"). The

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM DEBT (Continued)

Company performed a separate 10% Test for each individual creditor participating in the loan syndication. The loans of creditors who did not participate in the 2013 Term Loans were accounted for as a debt extinguishment.

        The Repricing was a restructuring of the 2013 Term Loans and involved multiple lenders who were considered members of a loan syndicate. The Company performed a similar analysis to the analysis described above to determine if the Repricing was to be accounted for as a debt extinguishment or modification. In addition, since the Debt Repricing occurred within twelve months of the Refinancing, for any lenders who participated in the Refinancing, the Company performed the 10% test using the present value of the remaining cash flows under the 2013 Term Loans.

        As the 2012 and 2013 Term Loans have a prepayment option exercisable at any time, the Company assumed the prepayment option was exercised immediately on the date of the refinancing for purposes of applying the 10% Test. When there was a change in principal balance for individual creditors in the Refinancing and/or the Repricing, in applying the 10% Test, the Company used the cash flows related to the lowest common principal balance (commonly referred to as the "Net Method"). Under the Net Method, any principal in excess of a creditor's rollover money was treated as a new, separate debt issuance, and any decrease in principal was treated as a partial extinguishment of debt.

        New costs paid to creditors and third parties in connection with the Refinancing and/or Repricing were allocated to the 2013 Term Loans and then further allocated to each creditor. Once these costs were allocated to the individual creditors, an analysis of each creditor was performed and a determination made as to whether the refinancing was accounted for as a debt extinguishment or modification under the 10% Test. For debt considered to be extinguished, the unamortized deferred financing costs and unamortized original issue discount associated with the extinguished debt were expensed. For debt considered to be modified, the unamortized deferred financing costs and unamortized original issue discount associated with the modified debt continue to be amortized, new financing costs were expensed and new third-party fees were capitalized. For new creditors in the Refinancing and/or Repricing, new financing costs and original issue discount fees were capitalized and will be amortized over the estimated repayment period of the new debt.

        The Refinancing and Repricing resulted in a $12.1 million and $7.5 million charge, respectively, in the year ended March 31, 2013, which was included in "Interest expense" in the accompanying consolidated statement of operations and comprehensive income (loss) and was comprised of the following:

(In thousands)	September 2012 Refinancing	February 2013 Repricing	Total
Extinguished debt:
Unamortized deferred financing costs	$4,600	$1,566	$6,166
Unamortized original issue discount	2,657	1,435	4,094
Modified debt:
Debt financing costs	1,967	807	2,772
Original issue discount	105	—	105
Prepayment penalty	2,800	3,733	6,533

Total	$12,129	$7,541	$19,670

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM DEBT (Continued)

        At March 31, 2013, the Company's balance of unamortized deferred financing costs and unamortized original issue discount costs were $3.3 million and $2.6 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the 2013 Term Loans using the effective interest method. During the years ended March 31, 2013 and 2012, the Company had amortization expense of $5.8 million and $3.5 million, respectively, related to deferred financing costs and original issue discount.

12. DERIVATIVE INSTRUMENTS

        In December 2011, the Company entered into an interest rate cap agreement with Morgan Stanley Capital Services LLC ("MSCS") at a cost of $0.1 million to mitigate the impact of fluctuations in the three-month LIBOR rate at which the Company's long-term debt bears interest. The interest rate cap agreement expires in December 2013, has a notional value of $160.0 million and is not designated as a hedging instrument. The Company recorded an immaterial amount of loss as "Other income (expense), net" in the accompanying consolidated statements of operations and comprehensive income (loss) due to the decline in value of this contract during the years ended March 31, 2013 and 2012. At March 31, 2013, this contract has an immaterial balance included within "Other assets" in the accompanying consolidated balance sheets.

        In September 2011, the Company entered into an interest rate cap agreement with HSBC Bank USA at a cost of less than $0.1 million to mitigate the impact of fluctuations in the three-month LIBOR rate at which the Company's long-term debt bear interest. The interest rate cap agreement became effective on September 16, 2011 and expired in December 2012. The interest rate cap agreement had a notional value of $65.0 million and was not designated as a hedging instrument. The Company recorded an immaterial amount of loss within "Other income (expense), net" in the consolidated statements of operations and comprehensive income (loss) due to the decline in value of this contract during the years ended March 31, 2013 and 2012.

        In September 2011, the Company entered into an interest rate swap agreement with MSCS to mitigate the impact of fluctuations in the three-month LIBOR rate at which the Company's long-term debt bears interest. The interest rate swap agreement became effective in December 2012, expires in December 2014 and has a notional value of $65.0 million. This contract was initially designated as a cash flow hedge, however, in connection with the Refinancing, the cash flow hedge was deemed to no longer be effective for accounting purposes and, accordingly, the Company reclassified its unrealized losses of $0.6 million to "Interest expense" in the accompanying consolidated statement of operations and comprehensive income (loss). The following table summarizes the beginning and ending accumulated derivative loss for the interest rate swap (in thousands):

Unrealized losses included in accumulated other comprehensive income at March 31, 2012	$(522)
Unrealized losses incurred during the year ended March 31, 2013	(72)
Reclassification of unrealized losses to realized losses during the year ended March 31, 2013	594

Unrealized losses included in accumulated other comprehensive income at March 31, 2013	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DERIVATIVE INSTRUMENTS (Continued)

        The following table summarizes the fair value and presentation in the consolidated balance sheets for the Company's hedging instruments (in thousands):

		Fair Value
(In thousands)	Balance Sheet Location	March 31, 2013	March 31, 2012
Interest rate swap
Liability derivative not designated as a cash flow hedge	Other long-term liabilities	$(541)	—
Liability derivative designated as a cash flow hedge	Other long-term liabilities	$—	(522)

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

	Year Ended March 31,
(In thousands)	2013	2012	2011
Numerator:
Net income (loss)	$24,983	$(113,678)	$(45,540)

Denominator:
Weighted average number of ordinary shares outstanding	131,713	114,702	95,610
Effect of dilutive securities:
Stock options	4,025	—	—
Restricted stock units	1,362	—	—

Dilutive ordinary share equivalents	5,387	—	—

Shares used in calculating diluted earnings (loss) per share	137,100	114,702	95,610

        The following potential ordinary equivalent shares have not been included in the net income (loss) per ordinary share calculations because the effect would have been anti-dilutive.

	Year Ended March 31,
(In thousands)	2013	2012	2011
Stock options	4,497	8,299	13,357
Restricted stock units	—	1,205	936

Total	4,497	9,504	14,293

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY

  Share Repurchase Programs

        On September 16, 2011, the board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company's ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At March 31, 2013, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended March 31, 2013 and 2012, the Company did not acquire any shares of outstanding ordinary shares under the repurchase program.

15. SHARE-BASED COMPENSATION

  Share-based Compensation Expense

        The following table presents share-based compensation expense included in the Company's consolidated statements of operations and comprehensive income (loss):

	Year Ended March 31,
(In thousands)	2013	2012	2011
Cost of goods manufactured and sold	$4,375	$2,962	$1,725
Research and development	9,078	8,784	6,218
Selling, general and administrative	21,263	17,080	11,889

Total share-based compensation expense	$34,716	$28,826	$19,832

        At March 31, 2013, 2012 and 2011, $0.6 million, $0.4 million and $0.6 million, respectively, of share-based compensation expense was capitalized and recorded as "Inventory" in the consolidated balance sheets.

  Share-based Compensation Plans

        The Company has two compensation plans pursuant to which awards are currently being made; (i) the 2011 Stock Option and Incentive Plan (the "2011 Plan"); (ii) and the 2008 Plan. The Company has five share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Plan"); (ii) the 1998 Equity Incentive Plan (the "1998 Plan"); (iii) the 1999 Stock Option Plan (the "1999 Plan"); (iv) the 2002 Restricted Stock Award Plan (the "2002 Plan"); and (v) the 2006 Stock Option Plan for Non-Employee Directors (the "2006 Plan"). The 2011 Plan and the 2008 Plan provides for issuance of non-qualified and incentive stock options, restricted stock, restricted stock units, cash-based awards and performance shares to employees, officers and directors of, and consultants to, the Company in such amounts and with such terms and conditions as may be determined by the compensation committee of the Company's board of directors, subject to provisions of the 2011 Plan and the 2008 Plan.

        At March 31, 2013, there were 9.8 million shares of ordinary shares available for issuance under the Company's stock plans. The 2011 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to-1 ratio and the 2008

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHARE-BASED COMPENSATION (Continued)

Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 2-to-1 ratio.

  Stock Options

        A summary of stock option activity is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 1, 2012	17,359,760	$13.68
Granted	2,535,500	$16.84
Exercised	(3,052,642)	$11.26
Forfeited	(334,063)	$14.98
Expired	(57,451)	$20.12

Outstanding, March 31, 2013	16,451,104	$14.57

Exercisable, March 31, 2013	10,321,840	$14.13

        The weighted average grant date fair value of stock options granted during the years ended March 31, 2013, 2012 and 2011 was $8.11, $8.00 and $5.92, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2013, 2012 and 2011 was $28.1 million, $11.1 million and $2.0 million, respectively.

        At March 31, 2013, there were 6.0 million stock options expected to vest with a weighted average exercise price of $15.27 per share, a weighted average contractual remaining life of 8.3 years and an aggregate intrinsic value of $50.5 million. At March 31, 2013, the aggregate intrinsic value of stock options exercisable was $98.8 million with a weighted average remaining contractual term of 4.4 years. The number of stock options expected to vest is determined by applying the pre-vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

        At March 31, 2013, there was $20.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years. Cash received from option exercises under the Company's award plans during the years ended March 31, 2013 and 2012 was $34.4 million and $20.9 million, respectively. The Company issued new shares upon option exercises during the years ended March 31, 2013 and 2012.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHARE-BASED COMPENSATION (Continued)

  Time-Vested Restricted Stock Units

        A summary of time-vested RSU activity is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, April 1, 2012	2,114,176	$13.45
Granted	1,032,530	$16.55
Vested	(799,935)	$12.41
Forfeited	(120,000)	$15.70

Unvested, March 31, 2013	2,226,771	$15.14

        The weighted average grant date fair value of time-vested RSUs granted during the years ended March 31, 2013, 2012 and 2011 was $16.55, $17.91 and $11.74, respectively. The total fair value of time-vested RSUs that vested during the years ended March 31, 2013, 2012 and 2011 was $9.9 million, $6.1 million and $4.0 million, respectively.

        At March 31, 2013, there was $14.0 million of total unrecognized compensation cost related to unvested time-vested RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

  Performance-Based Restricted Stock Units

        In May 2009, the board of directors awarded 45,000 RSUs to certain of the Company's executive officers under the 2006 Plan that vested upon the approval of BYDUREON by the U.S. Food and Drug Administration ("FDA"), provided the approval by the FDA occurred at least one year after the date of grant. During the year ended March 31, 2010, 20,000 RSUs were forfeited upon the resignation of an executive officer. The grant date fair value of the award was $8.55 per share, which was the market value of the Company's stock on the date of grant. During the year ended March 31, 2012, the performance condition was met and the award vested.

        In May 2008, the board of directors awarded 40,000 RSUs to certain of the Company's executive officers under the 2002 Plan that vest upon the achievement of a market condition specified in the award terms. During the year ended March 31, 2010, 10,000 RSUs were forfeited upon the resignation of an executive officer. The grant date fair value of $9.48 per share was determined through the use of a Monte Carlo simulation model. The compensation cost for the award's grant date fair value of $0.4 million was recognized over a derived service period of 1.4 years. During the year ended March 31, 2012, the market condition was met and the awards vested.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COLLABORATIVE ARRANGEMENTS

        The Company's business strategy includes forming collaborations to develop and commercialize its products, and to access technological, financial, marketing, manufacturing and other resources. The Company's significant collaborative arrangements are described below:

  Janssen

  RISPERDAL CONSTA

        Under a product development agreement, the Company collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to the Company for the development of RISPERDAL CONSTA, and Janssen is responsible for securing all necessary regulatory approvals for the product.

        Under license agreements, the Company granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under its license agreements with Janssen, the Company receives royalty payments equal to 2.5% of Janssen's net sales of RISPERDAL CONSTA in each country where the license is in effect based on the quarter when the product is sold by Janssen. This royalty may be reduced in any country based on lack of patent coverage and significant competition from generic versions of the product. Janssen can terminate the license agreements upon 30 days' prior written notice to the Company. The licenses granted to Janssen expire on a country-by-country basis upon the later of (i) the expiration of the last patent claiming the product in such country or (ii) fifteen years after the date of the first commercial sale of the product in such country, provided that in no event will the license granted to Janssen expire later than the twentieth anniversary of the first commercial sale of the product in such country, with the exception of certain countries where the fifteen-year limitation shall pertain regardless. After expiration, Janssen retains a non-exclusive, royalty-free license to manufacture, use and sell RISPERDAL CONSTA. The Company exclusively manufactures RISPERDAL CONSTA for commercial sale. Under its manufacturing and supply agreement with Janssen, the Company records manufacturing revenues when product is shipped to Janssen, based on 7.5% of Janssen's net unit sales price for RISPERDAL CONSTA for the calendar year.

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

        Under its agreements with Janssen, the Company recognized manufacturing revenues related to RISPERDAL CONSTA of $98.6 million, $129.8 million, and $116.2 million during the years ended March 31, 2013, 2012 and 2011, respectively. Under its agreements with Janssen, the Company recognized royalty revenues related to RISPERDAL CONSTA of $35.0 million, $38.5 million and $38.1 million during the years ended March 31, 2013, 2012 and 2011, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COLLABORATIVE ARRANGEMENTS (Continued)

  INVEGA SUSTENNA/XEPLION

        Under its license agreement with Janssen Pharmaceutica N.V., the Company granted Janssen a worldwide exclusive license under its NanoCrystal technology to develop, commercialize and manufacture INVEGA SUSTENNA/XEPLION and related products.

        The Company receives certain development milestone payments from Janssen and tiered royalty payments between 5% and 9% of INVEGA SUSTENNA net sales in each country where the license is in effect, with the exact royalty percentage determined based on worldwide net sales. The royalty payments may be reduced in any country based on lack of patent coverage or patent litigation, or where competing products achieve certain minimum sales thresholds. The licenses granted to Janssen expire on a country-by-country basis upon the later of (i) March 31, 2019 or (ii) the expiration of the last of the patents claiming the product in such country. After expiration, Janssen retains a non-exclusive, royalty-free license to develop, manufacture and commercialize the product.

        Under its license agreement with Janssen, there are no further development milestones to be earned by the Company related to INVEGA SUSTENNA/XEPLION.

        Janssen may terminate the license agreement in whole or in part upon three months' notice to the Company. The Company and Janssen have the right to terminate the agreement upon the material breach of the other party, which is not cured within a certain time period or upon the other party's bankruptcy or insolvency.

        Under its agreements with Janssen, the Company recognized royalty revenues from the sale of INVEGA SUSTENNA/XEPLION of $63.5 million, $18.0 million and none during the years ended March 31, 2013, 2012 and 2011, respectively.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COLLABORATIVE ARRANGEMENTS (Continued)

(i) September 2018 or (ii) the expiration of the last to expire of our patents or the existence of a threshold level of competition in the marketplace.

        Under its commercial manufacturing supply agreement with Acorda, the Company manufactures and supplies AMPYRA/FAMPYRA for Acorda (and its sub-licensees). Under the terms of the agreement, Acorda may obtain up to 25% of its total annual requirements of product from a second-source manufacturer. The Company receives royalties equal to 8% of net selling price for all product manufactured by it and a compensating payment for product manufactured and supplied by a third party. The Company may terminate the supply agreement upon 12 months' prior written notice to Acorda and either party may terminate the supply agreement following a material and uncured breach of the supply or license agreement or the entry into bankruptcy or dissolution proceedings of the other party. In addition, subject to early termination of the supply agreement noted above, the supply agreement terminates upon the expiry or termination of the license agreement.

        The Company is entitled to receive the following milestone payments under its amended and restated license agreement with Acorda for each of the third and fourth new indications of the product developed thereunder:

  •
  Upon the initiation of a phase 3 clinical trial: $1.0 million;

  •
  Upon the acceptance of an NDA by the FDA: $1.0 million;

  •
  Upon the approval of the NDA by the FDA: $1.5 million; and

  •
  Upon the first commercial sale: $1.5 million.

        In January 2011, the Company entered into a development and supplemental agreement to its amended and restated license agreement and supply agreement with Acorda. Under the terms of this agreement, the Company granted Acorda the right, either with the Company or with a third party, in each case in accordance with certain terms and conditions, to develop new formulations of dalfampridine or other aminopyridines. Under the terms of the agreement, Acorda has the right to select either a formulation developed by the Company or by a third party for commercialization.

        The Company is entitled to development fees it incurs in developing formulations under the development and supplemental agreement and, if Acorda selects and commercializes any such formulation, to milestone payments (for new indications if not previously paid), license revenues and royalties in accordance with its amended and restated license agreement for the product, and either manufacturing fees as a percentage of net selling price for product manufactured by the Company or compensating fees for product manufactured by third parties.

        If, under the development and supplemental agreement, Acorda selects a formulation not developed by the Company, then the Company will be entitled to various compensation payments and has the first option to manufacture such third-party formulation. The development and supplemental agreement expires upon the expiry or termination of the amended and restated license agreement and may be earlier terminated by either party following an uncured breach of the agreement by the other party.

        Acorda's financial obligations under this development and supplemental agreement continue for a minimum of ten years from the first commercial sale of such new formulation, and may extend for a longer period of time, depending on the intellectual property rights protecting the formulation,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COLLABORATIVE ARRANGEMENTS (Continued)

regulatory exclusivity and/or the absence of significant market competition. These financial obligations survive termination.

        During the years ended March 31, 2013, 2012 and 2011, the Company recognized $65.0 million, $25.8 million and none respectively, of revenue from its arrangements with Acorda.

  Bristol-Myers

        In May 2000, the Company entered into a development and license agreement with Amylin, now a wholly-owned subsidiary of Bristol-Myers, for the development of exendin products falling within the scope of its patents, which includes the once-weekly formulation of exenatide, BYDUREON. Pursuant to the development and license agreement, Bristol-Myers has an exclusive, worldwide license to the Company's polymer-based microsphere technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. The Company receives funding for research and development and will also receive royalty payments based on future product sales. The Company received milestone payments upon the achievement of certain development and commercialization goals, and there are no further milestones to be earned under the agreements. In October 2005 and in July 2006, the Company amended the development and license agreement. Under the amended agreement, the Company is responsible for formulation and is principally responsible for non-clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products for use in early-phase clinical trials.

        Bristol-Myers is responsible for commercializing exenatide products, including BYDUREON, in the U.S. and for U.S. regulatory matters relating to BYDUREON. Lilly, Bristol-Myers' former worldwide collaboration partner with respect to exenatide products, continues to have exclusive rights to commercialize exenatide products outside of the U.S. until December 31, 2013 or such earlier date as agreed by the parties pursuant to the terms of their transition agreement, following which Bristol-Myers will have such exclusive rights. Subject to these arrangements with Lilly, Bristol-Myers is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

        In conjunction with the 2005 amendment of the development and license agreement with Bristol-Myers, the Company reached an agreement regarding Bristol-Myers' construction of a manufacturing facility for BYDUREON and certain technology transfer related thereto. The facility and technology transfer of the Company's manufacturing processes was completed in 2009. Bristol-Myers is responsible for the manufacture of BYDUREON and operates the facility.

        Until December 31 of the tenth full calendar year following the year in which the first commercial sale of BYDUREON occurs, the Company will receive royalties equal to 8% of net sales from the first 40 million units of BYDUREON sold in any particular year and 5.5% of net sales from units sold beyond the first 40 million units for that year. Thereafter, during the term of the development and license agreement, the Company will receive royalties equal to 5.5% of net sales of products sold. The Company received milestone payments upon the achievement of certain development and commercialization goals, and there are no further milestones to be earned under the agreements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COLLABORATIVE ARRANGEMENTS (Continued)

        The development and license agreement terminates on the later of (i) 10 years from the first commercial sale of the last of the products covered by the development and license agreement, or (ii) the expiration or invalidation of all of its patents covering such product. Upon termination, all licenses become non-exclusive and royalty-free. Bristol-Myers may terminate the development and license agreement for any reason upon 180 days' written notice to the Company. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days after receipt of written notice specifying the default or breach.

        During the years ended March 31, 2013, 2012 and 2011, the Company recognized $23.8 million, $18.8 million and $2.9 million, respectively, of revenue from its arrangements with Bristol-Myers.

17. INCOME TAXES

        The Company's provision (benefit) for income taxes is comprised of the following:

	Year Ended March 31,
(In thousands)	2013	2012	2011
Current income tax provision (benefit):
U.S. federal	$8,152	$7,321	$(756)
U.S. state	2,588	6,649	30
Rest of world	1,758	28	—
Deferred income tax (benefit) provision:
Ireland	(1,961)	(4,551)	—
U.S. federal	—	(10,024)	(206)
U.S. state	(79)	(137)	(19)

Total tax provision (benefit)	$10,458	$(714)	$(951)

        The current income tax provision for the year ended March 31, 2013 is primarily due to income earned by the Company during the fiscal year. An $8.9 million benefit has been recorded to additional paid-in capital due to the utilization of NOL carryforwards that were created from the exercise of employee stock options. The current income tax provision for the year ended March 31, 2012 is primarily due to a provision of $13.1 million on the taxable transfer of the BYDUREON intellectual property from the U.S. to Ireland, partially offset by a $4.3 million benefit recorded to additional paid-in capital related to the utilization of certain NOL carryforwards resulting from the exercise of employee stock options. The current income tax benefit for the year ended March 31, 2011 is primarily related to a tax benefit for bonus depreciation pursuant to the Small Business Jobs Act of 2010.

        The deferred income tax benefit for the year ended March 31, 2013 is primarily due to the reversals of deferred tax liabilities for intangible assets for which the book basis exceeds the tax basis. These intangible assets are being amortized for book purposes over the life of the intangible assets. The deferred income tax benefit in Ireland for the year ended March 31, 2012 is primarily due to a benefit from the partial release of the Irish deferred tax liability relating to acquired intellectual property that was established in connection with the Business Combination. The Company also recorded a benefit of $9.9 million due to the partial release of an existing U.S. federal valuation allowance as a consequence of the Business Combination. The deferred income tax benefits for the year ended March 31, 2011 is primarily due to the recognition of $0.2 million of income tax expense associated with the increase in the value of certain securities that it carried at fair market value.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        No provision for income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $39.0 million at March 31, 2013. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the tax liability, if any.

        The distribution of the Company's income (loss) before the provision for income taxes by geographical area consisted of the following:

	Year Ended March 31,
(In thousands)	2013	2012	2011
Ireland	$(14,722)	$(36,711)	$—
U.S.	23,503	(84,858)	(46,491)
Rest of world	26,660	7,177	—

Income (loss) before provision for income taxes	$35,441	$(114,392)	$(46,491)

        The components of the Company's net deferred tax liabilities are as follows:

	March 31,
(In thousands)	2013	2012
Deferred tax assets:
Irish NOL carryforwards	$55,842	$55,176
Tax benefit from the exercise of stock options	8,437	22,089
Share-based compensation	23,468	21,992
Tax credit carryforwards	10,543	12,294
U.S. federal and state NOL carryforwards	496	1,516
Alkermes Europe, Ltd. NOL carryforward	—	4,675
Deferred revenue	1,682	1,778
Intangible assets	277	748
Property, plant and equipment	653	—
Bonus accrual	7,034	5,849
Other	9,150	9,774
Less: valuation allowance	(86,714)	(107,128)

Total deferred tax assets	30,868	28,763

Deferred tax liabilities:
Intangible assets	(40,968)	(43,606)
Property, plant and equipment	(19,607)	(19,049)
Other	(2,072)	—

Total deferred tax liabilities	(62,647)	(62,655)

Net deferred tax liabilities	$(31,779)	$(33,892)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The following table presents the breakdown between current and non-current deferred tax assets (liabilities):

	Year Ended March 31,
(In thousands)	2013	2012
Current deferred tax assets	$5,824	$656
Current deferred tax liabilities	—	(36)
Non-current deferred tax liabilities	(37,603)	(34,512)

Net deferred tax liabilities	$(31,779)	$(33,892)

        In 2013, the Company identified an error in the prior year related to the separate identification and classification of accrued bonus in the net deferred tax disclosure of $5.8 million. The impact of the accrued bonus was previously disclosed within the U.S. federal and state NOL carryforward line item in the prior year footnote. The Company believes that the accrued bonus deferred tax asset should have been disclosed as a separate line item within the footnote. There was no impact to the provision for income taxes for any period presented. The error had no effect on the Company's consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity or cash flows for any period presented. The prior period amounts presented in the tax footnote herein have been revised to correct for this immaterial misstatement.

        As of March 31, 2013, the Company had $438.2 million of Irish NOL carryforwards, $70.4 million of U.S. federal NOL carryforwards and $8.7 million of state NOL carryforwards, which either expire on various dates through 2032 or can be carried forward indefinitely. These loss carryforwards are available to reduce certain future Irish and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the company's stock. The Company has performed a review of ownership changes in accordance with the U.S. Internal Revenue Code and the Company has determined that it is more likely than not that, as a result of the Business Combination, the Company has experienced a change of ownership. As a consequence, the Company's U.S. federal NOL carryforwards and tax credit carryforwards are subject to an annual limitation of $127.0 million.

        The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of Irish, U.S. and other foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2013, the Company determined, based on the weight of all available positive and negative evidence, that it is more likely than not that a significant portion of the deferred tax assets will not be realized and a valuation allowance has been recorded. However, if the Company demonstrates consistent profitability in the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

future, the evaluation of the recoverability of the deferred tax asset could change and the valuation allowance could be released in part or in whole. The $20.4 million decrease in the valuation allowance from the year ended March 31, 2012 to the year ended March 31, 2013 was primarily due to the utilization of NOLs. The Company has a $31.8 million net deferred tax liability as of March 31, 2013 which is primarily related to book over tax basis differences in acquired intellectual property.

        The tax benefit from stock option exercises included in the table above represents benefits accumulated prior to the adoption of Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") that have not been realized. Subsequent to the adoption of ASC 718 on April 1, 2006, an additional $34.5 million of tax benefits from stock option exercises, in the form of NOL carryforwards and tax credit carryforwards, have not been recognized in the financial statements and will be once they are realized. In total, the Company has approximately $42.9 million related to certain NOL carryforwards and tax credit carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

        As part of the Business Combination, Alkermes plc was incorporated and is headquartered in Dublin, Ireland. The statutory tax rate for trading income in Ireland is 12.5%. A reconciliation of the Company's statutory tax rate to its effective rate is as follows:

	Year Ended March 31,
	2013	2012	2011
Statutory rate	12.5%	12.5%	34.0%
U.S. state income taxes, net of U.S. federal benefit	4.7%	(6.8)%	—%
R&D credit	—%	—%	1.4%
Share-based compensation	3.3%	(0.7)%	(2.6)%
Non-refundable withholding tax	4.7%	—%	—%
Permanent items	(8.2)%	—%	(0.6)%
Change in valuation allowance	(28.0)%	47.3%	(30.1)%
Rate differential	40.5%	(51.7)%	—%

Effective tax rate	29.5%	0.6%	2.1%

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Unrecognized Tax Benefits
Balance, April 1, 2010	$3,373
Additions based on tax positions related to prior periods	1,560

Balance, March 31, 2011	4,933
Additions based on tax positions related to prior periods	1,741
Decreases due to lapse of statute of limitations	(68)

Balance, March 31, 2012	6,606
Additions based on tax positions related to prior periods	1,065
Decreases due to settlements with tax authorities	(413)

Balance, March 31, 2013	$7,258

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        In 2013, the Company identified errors related to uncertain tax positions driven by timing differences that were not identified and disclosed in the tabular rollforward in the prior years. The net impact of the error was $1.5 million to the opening balance at April 1, 2010, $1.5 million during 2011, $3.0 million at March 31, 2011, $1.2 million during 2012 and $4.2 million at March 31, 2012. There was no impact to the net deferred tax assets or the provision for income taxes for any period presented. The error had no effect on the Company's consolidated balance sheets, statements of operations and comprehensive income (loss), changes in shareholders' equity or cash flows for any period presented. As a result, the Company believes the impact of this error is immaterial to previously issued financial statements. The prior period amounts presented in the tax footnote herein have been revised to correct for this immaterial misstatement.

        $0.2 million of the unrecognized tax benefits at March 31, 2013, if recognized, would affect the Company's effective tax rate before taking its' valuation allowance into consideration. The Company expects a net reduction in its unrecognized tax benefits in the amount of $7.2 million due to the expected resolution of certain matters over the next twelve months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the year ended March 31, 2013, the Company's accrued interest and penalties related to uncertain tax positions were not material.

        Our major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2007, 2008, and 2010 through 2013 fiscal years remain subject to examination by the respective tax authorities. In Ireland, fiscal years 2009 to 2013 remain subject to examination by the Irish tax authorities. Additionally, because of our Irish and U.S. loss carryforwards, certain tax returns from fiscal years 1993 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards have been utilized. Fiscal years 2007, 2008 and 2010 for Alkermes, Inc., are currently under examination by the IRS. Fiscal year 2012 for Alkermes, Inc. is currently under examination by the state of Massachusetts. The Company does not believe there are any uncertain tax positions that have not been accounted for as a result of these examinations.

18. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

        The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to twenty years, expiring through the year 2020. Certain of the leases contain provisions for extensions of up to ten years. These lease commitments are primarily related to the Company's corporate headquarters in Ireland and its corporate offices, R&D and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

manufacturing facilities in Massachusetts. As of March 31, 2013, the total future annual minimum lease payments under the Company's non-cancelable operating leases are as follows:

(In thousands)	Payment Amount
Fiscal Years:
2014	$3,838
2015	4,068
2016	3,970
2017	3,473
2018	3,650
Thereafter	8,350

27,349
Less: estimated sublease income	(1,956)

Total future minimum lease payments	$25,393

        Rent expense related to operating leases charged to operations was $5.0 million, $4.2 million and $5.4 million for the years ended March 31, 2013, 2012 and 2011, respectively. These amounts are net of sublease income of $2.6 million, $9.2 million and $7.3 million earned in the years ended March 31, 2013, 2012 and 2011, respectively. In addition to its lease commitments, the Company has open purchase orders totaling $76.0 million at March 31, 2013.

  Litigation

        From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. For example, the Company is currently involved in various sets of Paragraph IV litigations in the U.S. and a similar suit in France in respect of certain of its products. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, results of operations, cash flows and financial condition.