Form 10-K/A
period 2013-03-31
Alkermes plc.
filed 2013-05-30
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Ordinary shares, $0.01 par value	NASDAQ Global Select Stock Market
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,712,520,116.

As of May 08, 2013, 134,380,999 shares of ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our Annual General Meeting of Shareholders’ for the fiscal year ended March 31, 2013 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Alkermes plc (the “Company”, “our” or “we”) for the fiscal year ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2013 (the “Original Filing”).

Except as described herein, no other changes have been made to the Original Filing and no attempt has been made in this Amendment to modify or update disclosures for events that occurred subsequent to the Original Filing. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the date of the Original Filing, and any amendments to those filings, including any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.

We are filing this Amendment to our Original Filing to add the following to the disclosure set forth in Item 9B to specify the geographic location of the Company’s intangible assets and goodwill:

Item 9B.  Other Information

At March 31, 2013, 2012 and 2011, the Company’s long-term assets included intangible assets and goodwill of $668.7 million, $710.6 million and none, respectively. Of these amounts, $665.1 million and $706.9 million were located in Ireland at March 31, 2013 and 2012, respectively, and the remaining amounts were located in the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES PLC

Dated: May 30, 2013	By:	/s/ JAMES M. FRATES
James M. Frates
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman and Chief Executive Officer
Richard F. Pops	(Principal Executive Officer)	May 30, 2013

/s/ JAMES M. FRATES	Senior Vice President and Chief Financial Officer
James M. Frates	(Principal Financial and Accounting Officer)	May 30, 2013

*
David W. Anstice	Director	May 30, 2013

*
Floyd E. Bloom	Director	May 30, 2013

*
Robert A. Breyer	Director	May 30, 2013

Signature	Title	Date

*
Wendy L. Dixon	Director	May 30, 2013

*
Geraldine Henwood	Director	May 30, 2013

*
Paul J. Mitchell	Director	May 30, 2013

*
Mark B. Skaletsky	Director	May 30, 2013

*
Nancy J. Wysenski	Director	May 30, 2013

* By:	/s/ JAMES M. FRATES
James M. Frates