Form 10-Q
period 2013-09-30
Alkermes plc.
filed 2013-10-31
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s ordinary shares, $0.01 par value, outstanding as of October 28, 2013, was 136,762,382 shares.

ALKERMES PLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets — September 30, 2013 and March 31, 2013	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Three and Six Months Ended September 30, 2013 and 2012	5
	Condensed Consolidated Statements of Cash Flows — For the Six Months Ended September 30, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures		27
Exhibit Index
Ex-31.1 Section 302 Certification of Chief Executive Officer
Ex-31.2 Section 302 Certification of Chief Financial Officer
Ex-32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex-101 Instance Document
Ex-101 Schema Document
Ex-101 Calculation Linkbase Document
Ex-101 Labels Linkbase Document
Ex-101 Definition Linkbase Document
Ex-101 Presentation Linkbase Document

Forward-Looking Statements

This report contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. Forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) include, without limitation, statements regarding:

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

You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including the risks and uncertainties described or discussed in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2013, as amended (“Annual Report”) (including, without limitation, in Item 1A — “Risk Factors” thereof).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2013	2013
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,505	$96,961
Investments — short-term	165,921	124,391
Receivables	120,448	124,620
Inventory	40,708	43,483
Prepaid expenses and other current assets	22,998	19,133
Total current assets	523,580	408,588
PROPERTY, PLANT AND EQUIPMENT, NET	274,377	288,435
INTANGIBLE ASSETS — NET	550,421	575,993
GOODWILL	92,740	92,740
INVESTMENTS — LONG-TERM	55,815	82,827
OTHER ASSETS	15,504	21,708
TOTAL ASSETS	$1,512,437	$1,470,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$64,282	$76,910
Long-term debt — current	6,750	6,750
Deferred revenue — current	2,685	2,270
Total current liabilities	73,717	85,930
LONG-TERM DEBT	359,122	362,258
OTHER LONG-TERM LIABILITIES	17,486	23,260
DEFERRED TAX LIABILITIES, NET — LONG-TERM	36,014	37,603
DEFERRED REVENUE — LONG-TERM	9,121	8,866
Total liabilities	495,460	517,917

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2013 and March 31, 2013, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 137,242,939 and 134,065,107 shares issued; 136,646,516 and 133,751,610 shares outstanding at September 30, 2013 and March 31, 2013, respectively	1,369	1,338
Treasury stock, at cost (596,423 and 313,497 shares at September 30, 2013 and March 31, 2013, respectively)	(14,404)	(5,380)
Additional paid-in capital	1,524,783	1,458,857
Accumulated other comprehensive income (loss)	5,580	(2,518)
Accumulated deficit	(500,351)	(499,923)
Total shareholders’ equity	1,016,977	952,374
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,512,437	$1,470,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$118,571	$107,327	$238,359	$245,707
Product sales, net	19,227	15,192	36,606	27,564
Research and development revenue	2,004	1,459	3,468	2,946
Total revenues	139,802	123,978	278,433	276,217
EXPENSES:
Cost of goods manufactured and sold	45,423	41,491	91,414	83,561
Research and development	45,947	35,088	79,409	72,894
Selling, general and administrative	39,454	31,428	72,387	61,212
Amortization of acquired intangible assets	12,856	10,547	25,572	20,981
Total expenses	143,680	118,554	268,782	238,648
OPERATING (LOSS) INCOME	(3,878)	5,424	9,651	37,569
OTHER (EXPENSE), NET:
Interest income	295	216	456	515
Interest expense	(3,477)	(22,648)	(6,945)	(32,818)
Other (expense) income, net	(469)	723	(639)	1,646
Total other (expense), net	(3,651)	(21,709)	(7,128)	(30,657)
(LOSS) INCOME BEFORE INCOME TAXES	(7,529)	(16,285)	2,523	6,912
INCOME TAX PROVISION	233	422	2,951	1,186
NET (LOSS) INCOME	$(7,762)	$(16,707)	$(428)	$5,726

(LOSS) EARNINGS PER ORDINARY SHARE:
Basic	$(0.06)	$(0.13)	$(0.00)	$0.04
Diluted	$(0.06)	$(0.13)	$(0.00)	$0.04

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	136,106	131,067	135,358	130,753
Diluted	136,106	131,067	135,358	135,589

COMPREHENSIVE INCOME (LOSS):
Net (loss) income	$(7,762)	$(16,707)	$(428)	$5,726
Unrealized gains (losses) on marketable securities	8,506	(463)	8,099	(604)
Unrealized (losses) gains on derivative contracts	—	594	—	522
COMPREHENSIVE INCOME (LOSS)	$744	$(16,576)	$7,671	$5,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(428)	$5,726
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	47,401	36,829
Share-based compensation expense	23,018	18,609
Excess tax benefit from share-based compensation	(8,456)	(387)
Deferred income taxes	(1,516)	(944)
Loss on debt refinancing transaction	—	12,129
Prepayment penalty in connection with debt refinancing	—	(2,800)
Principal payments on long-term debt attributable to original issue discount	—	(2,657)
Other non-cash charges	1,773	4,385
Changes in assets and liabilities:
Receivables	4,172	(5,617)
Inventory, prepaid expenses and other assets	(3,706)	(3,111)
Accounts payable and accrued expenses	(7,727)	(17,422)
Deferred revenue	670	(2,060)
Other long-term liabilities	(1,086)	2,368
Cash flows provided by operating activities	54,115	45,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(9,198)	(11,206)
Proceeds from the sale of equipment	6	17
Investment in Civitas	(1,191)	—
Purchases of investments	(54,088)	(99,218)
Sales and maturities of investments	56,400	185,392
Cash flows (used in) provided by investing activities	(8,071)	74,985
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	33,943	9,731
Excess tax benefit from share-based compensation	8,456	387
Proceeds from the issuance of long-term debt	—	368,557
Employee taxes paid related to net share settlement of equity awards	(8,524)	(3,323)
Principal payments of long-term debt	(3,375)	(446,568)
Cash flows provided by (used in) financing activities	30,500	(71,216)
NET INCREASE IN CASH AND CASH EQUIVALENTS	76,544	48,817
CASH AND CASH EQUIVALENTS — Beginning of period	96,961	83,601
CASH AND CASH EQUIVALENTS — End of period	$173,505	$132,418
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$1,184	$834

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to develop innovative medicines that improve patient outcomes. The Company has a diversified portfolio of more than 20 commercial drug products and a substantial clinical pipeline of product candidates that address CNS disorders such as addiction, schizophrenia and depression. Headquartered in Dublin, Ireland, Alkermes has an R&D center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and manufacturing facilities in Gainesville, Georgia and Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended September 30, 2013 and 2012 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.

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

In May 2013, the Company announced that it was changing its fiscal year-end from March 31 to December 31, effective within the year-ended December 31, 2013.  The Company will file the report for the transition period ending December 31, 2013 in its Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly owned subsidiaries as disclosed in Note 2: Summary of Significant Accounting Policies within Part II Items of our annual report.  Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, its collaborative relationships, clinical trial expenses, the valuation of inventory, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and derivative instruments, litigation and restructuring charges. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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
	(In thousands)
September 30, 2013
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$132,502	$84	$(15)	$—	$132,571
Corporate debt securities	18,641	44	—	—	18,685
International government agency debt securities	13,455	11	(2)	—	13,464
	164,598	139	(17)	—	164,720
Money market funds	1,201	—	—	—	1,201
Total short-term investments	165,799	139	(17)	—	165,921
Long-term investments:
Available-for-sale securities:
Corporate debt securities	17,207	—	(31)	(145)	17,031
U.S. government and agency debt securities	14,799	—	(26)	(11)	14,762
Equity securities	8,732	8,051	—	—	16,783
International government agency debt securities	6,043	—	(4)	—	6,039
	46,781	8,051	(61)	(156)	54,615
Held-to-maturity securities:
Certificates of deposit	1,200	—	—	—	1,200
Total long-term investments	47,981	8,051	(61)	(156)	55,815
Total investments	$213,780	$8,190	$(78)	$(156)	$221,736

March 31, 2013
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$102,093	$29	$(1)	$—	$102,121
Corporate debt securities	10,946	27	—	—	10,973
International government agency debt securities	10,089	8	(1)	—	10,096
	123,128	64	(2)	—	123,190
Money market funds	1,201	—	—	—	1,201
Total short-term investments	124,329	64	(2)	—	124,391
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	60,047	—	(17)	—	60,030
Corporate debt securities	18,725	—	(26)	(162)	18,537
International government agency debt securities	3,060	—	—	—	3,060
	81,832	—	(43)	(162)	81,627
Held-to-maturity securities:
Certificates of deposit	1,200	—	—	—	1,200
Total long-term investments	83,032	—	(43)	(162)	82,827
Total investments	$207,361	$64	$(45)	$(162)	$207,218

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Six Months Ended
	September 30,
(In thousands)	2013	2012
Proceeds from the sales and maturities of marketable securities	$56,400	$185,392
Realized gains	$15	$273
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at September 30, 2013 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$86,899	$86,938	$1,200	$1,200
After 1 year through 5 years	115,748	115,613	—	—
Total	$202,647	$202,551	$1,200	$1,200

At September 30, 2013, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities and corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

The Company’s equity securities at September 30, 2013 include common stock and warrants in Acceleron Pharma, Inc. (“Acceleron”), which the Company accounts for as an available-for-sale marketable security. During the three months ended September 30, 2013, Acceleron announced their closing of their initial public offering (“IPO”) and their registration statement was declared effective by the SEC on September 18, 2013. Prior to the IPO, the Company’s investment in Acceleron, consisting of preferred stock and warrants, was accounted for under the cost method as Acceleron, until September 2013, was a privately-held company over which the Company did not exercise significant influence. In connection with the IPO, the Company’s investment in preferred stock was converted to common stock.

The Company’s investment in Civitas Therapeutics, Inc. (“Civitas”) was $2.6 million and $0.8 million at September 30, 2013 and March 31, 2013, respectively, which was recorded within “Other assets” in the accompanying condensed consolidated balance sheets. In September 2013, the Company invested an additional $1.2 million and converted a promissory note in the amount of $1.2 million into 844,415 shares of Civitas Series B preferred stock. The Company is accounting for its investment in Civitas Series B preferred stock under the cost method of accounting as the Series B preferred stock is not considered to be “in-substance” common stock. The Company is accounting for its investment in Civitas’ Series A preferred stock under the equity method as the Series A preferred stock is considered to be “in-substance” common stock, the Company had approximate 11% ownership position in Civitas, has a seat on the board of directors and believes it may be able to exercise significant influence over the operating and financial policies of Civitas. During the six months ended September 30, 2013 and 2012, the Company recorded a reduction in its investment in Civitas of $0.8 million and $0.6 million, respectively, which represented the Company’s proportionate share of Civitas’ net losses for these periods. The Company will continue to record its proportionate share of Civitas’ net income or loss in future periods.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,201	$1,201	$—	$—
U.S. government and agency debt securities	147,332	63,420	83,912	—
Corporate debt securities	35,716	—	35,716	—
International government agency debt securities	19,503	—	19,503	—
Equity securities	16,783	15,976	—	807
Total	$220,535	$80,597	$139,131	$807

Liabilities:
Interest rate swap contract	$(366)	$—	$(366)	$—
Total	$(366)	$—	$(366)	$—

	March 31,
	2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,201	$1,201	$—	$—
U.S. government and agency debt securities	162,151	75,025	87,126	—
Corporate debt securities	29,510	—	29,510	—
International government agency debt securities	13,156	—	13,156	—
Total	$206,018	$76,226	$129,792	$—

Liabilities:
Interest rate swap contract	$(541)	$—	$(541)	$—
Total	$(541)	$—	$(541)	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities from Level 1 to Level 2 or from Level 2 to Level 1 during the six months ended September 30, 2013.  The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at September 30, 2013:

(In thousands)	Fair Value
Balance, April 1, 2013	$—
Conversion of investment from cost method to available-for-sale	807
Balance, September 30, 2013	$807

During the six months ended September 30, 2013, our Level 3 investments consisted of warrants to purchase the common stock of Acceleron. The Company used a Black-Scholes model to determine the fair value of these warrants. The assumptions used in the Black-Scholes model included estimates for expected life, interest rates and for the volatility of Acceleron’s common stock.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

A third-party pricing service was used to determine the estimated fair value of the Company’s debt securities. The third-party pricing service develops its estimates of fair value through a proprietary model using variables including reportable trades and last trade date, bids and offers, trading frequency, benchmark yields, credit spreads and other industry and economic events. The Company validates the prices provided by its third-party pricing service by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming the activity in the relevant markets. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing service at September 30, 2013.

The Company’s investments in U.S. government and agency debt securities, international government agency debt securities and corporate debt securities classified as Level 2 were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The market-observable data include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices developed using the market-observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.

The Company entered into an interest rate swap agreement in September 2011 and interest rate cap agreement in December 2011. These agreements are described in greater detail in Note 11, Derivative Instruments. The fair value of the Company’s interest rate cap and interest rate swap agreements were based on an income approach, which excludes accrued interest, and takes into consideration then-current interest rates and the then-current creditworthiness of the Company or the counterparty, as applicable.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s consolidated balance sheets consists of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% (“Term Loan B-1”) and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor (“Term Loan B-2”). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future at September 30, 2013, was as follows:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$294,743	$296,629
Term Loan B-2	$71,129	$71,606

5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	March 31,
(In thousands)	2013	2013
Raw materials	$14,771	$13,506
Work in process	13,059	13,842
Finished goods(1)	12,878	16,135
Total inventory	$40,708	$43,483

(1)         At September 30, 2013 and March 31, 2013, the Company had $1.8 million and $0.6 million, respectively, of VIVITROL finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	March 31,
(In thousands)	2013	2013
Land	$8,457	$8,357
Building and improvements	147,836	141,092
Furniture, fixture and equipment	216,025	197,743
Leasehold improvements	23,960	24,137
Construction in progress	21,713	39,399
Subtotal	417,991	410,728
Less: accumulated depreciation	(143,614)	(122,293)
Total property, plant and equipment, net	$274,377	$288,435

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		September 30, 2013
	Weighted	Gross	Accumulated	Net
(In thousands)	Amortizable Life	Carrying Amount	Amortization	Carrying Amount
Goodwill		$92,740	$—	$92,740

Finite-lived intangible assets:
Collaboration agreements	12	$499,700	$(70,447)	$429,253
NanoCrystal technology	13	74,600	(7,458)	67,142
OCR technology	12	66,300	(12,274)	54,026
Total		$640,600	$(90,179)	$550,421

The Company recorded $25.6 million of amortization expense related to its finite-lived intangible assets during the six months ended September 30, 2013. Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at September 30, 2013 is expected to be approximately $40.0 million for the nine months ending December 31, 2013, and $60.0 million, $65.0 million, $70.0 million and $70.0 million in the years ending December 31, 2014 through 2017, respectively.  Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	March 31,
(In thousands)	2013	2013
Accounts payable	$12,124	$18,282
Accrued compensation	17,727	30,432
Accrued interest	934	970
Accrued other	33,497	27,226
Total accounts payable and accrued expenses	$64,282	$76,910

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

9. RESTRUCTURING

On April 4, 2013, the Company approved a restructuring plan at its Athlone, Ireland manufacturing facility consistent with the evolution of the Company’s product portfolio and designed to improve operational performance for the future. The restructuring plan calls for the Company to terminate manufacturing services for certain older products that are expected to no longer be economically practicable to produce due to decreasing demand from its customers resulting from generic competition. The Company expects to continue to generate revenues from the manufacturing of these products during the nine months ending December 31, 2013 and, for certain of these products, into the year ending December 31, 2015.

As a result of the termination of these services, it was contemplated that the Company will also implement a corresponding reduction in headcount of up to 130 employees. In connection with this restructuring plan, during the year ended March 31, 2013, the Company recorded restructuring charges of $12.3 million, which consisted of severance and outplacement services. At September 30, 2013, the Company had paid in cash $1.2 million in connection with this restructuring plan and recorded an adjustment to the restructuring accrual due to changes in foreign currency of $0.3 million. Restructuring activity during the six months ended September 30, 2013 was as follows:

Severance and
(In thousands)	Outplacement Services
Balance, April 1, 2013	$12,300
Payments	(1,239)
Adjustments	335
Balance, September 30, 2013	$11,396

At September 30, 2013 and March 31, 2013, $3.1 million and none, respectively, of the restructuring accrual was included within “Accounts payable and accrued expenses,” and $8.3 million and $12.3 million, respectively, was included within “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	March 31,
(In thousands)	2013	2013
Term Loan B-1, due September 25, 2019	$294,743	$296,029
Term Loan B-2, due September 25, 2016	71,129	72,979
Total	365,872	369,008
Less: current portion	(6,750)	(6,750)
Long-term debt	$359,122	$362,258

11. DERIVATIVE INSTRUMENTS

In December 2011, the Company entered into an interest rate cap agreement with Morgan Stanley Capital Services LLC (“MSCS”) at a cost of $0.1 million to mitigate the impact of fluctuations in the three-month LIBOR rate at which the Company’s long-term debt bears interest. The interest rate cap agreement expires in December 2013, has a notional value of $160.0 million and is not designated as a hedging instrument. The Company recorded an immaterial amount of loss as “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive income (loss) due to the decrease in value of this contract during the six months ended September 30, 2013. At September 30, 2013 and March 31, 2013, this contract had an immaterial balance included within “Other assets” in the accompanying condensed consolidated balance sheets.

In September 2011, the Company entered into an interest rate swap agreement with MSCS to mitigate the impact of fluctuations in the three-month LIBOR rate at which the Company’s long-term debt bear interest. The interest rate swap agreement became effective in

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

December 2012, expires in December 2014, has a notional value of $65.0 million and is not designated as a hedging instrument. Included within “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive income (loss) is $0.2 million related to income for the increase in value of this contract during the six months ended September 30, 2013. At September 30, 2013 and March 31, 2013, this contract had a fair value of $0.4 million and $0.5 million, respectively, and is included within “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Cost of goods manufactured and sold	$1,149	$1,223	$2,152	$2,304
Research and development	2,825	2,348	4,990	4,658
Selling, general and administrative	10,235	6,876	15,876	11,647
Total share-based compensation expense	$14,209	$10,447	$23,018	$18,609

At September 30, 2013 and March 31, 2013, $0.6 million of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Numerator:
Net (loss) income	$(7,762)	$(16,707)	$(428)	$5,726
Denominator:
Weighted average number of ordinary shares outstanding	136,106	131,067	135,358	130,753
Effect of dilutive securities:
Stock options	—	—	—	3,604
Restricted stock units	—	—	—	1,232
Dilutive ordinary share equivalents	—	—	—	4,836
Shares used in calculating diluted (loss) earnings per share	136,106	131,067	135,358	135,589

The following potential ordinary equivalent shares have not been included in the net (loss) income per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Stock options	9,241	9,986	8,883	6,472
Restricted stock units	1,229	1,238	1,338	—
Total	10,470	11,224	10,221	6,472

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

14. INCOME TAXES

The Company recorded an income tax provision of $0.2 million and $3.0 million for the three and six months ended September 30, 2013, respectively, and an income tax provision of $0.4 million and $1.2 million for the three and six months ended September 30, 2012, respectively. The income tax provision in the three and six months ended September 30, 2013 primarily relates to U.S. Federal and state taxes on income offset by a discrete benefit of $3.0 million from the settlement of uncertain tax benefits. The tax provision in the three and six months ended September 30, 2012 primarily related to foreign taxes on income and was prepared on a discrete quarterly and year-to-date basis, respectively, as the yearly effective tax rate was not considered a reliable estimate for the current quarter and year-to-date provision.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At September 30, 2013, the Company determined, based on the weight of all available positive and negative evidence, on a jurisdiction-by-jurisdiction basis, that it is more likely than not that a significant portion of the net deferred tax assets will not be realized, and a valuation allowance has been recorded. However, if the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of the deferred tax asset could change and the valuation allowance could be released in part or in whole.

The Company resolved substantially all of its uncertain tax positions during the three months ended June 30, 2013, resulting in the discrete benefit of $3.0 million.

15. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For example, the Company is currently involved in various Paragraph IV litigation in the U.S. The Company is not aware of any current proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 4 of this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report, which has been filed with the SEC.

Executive Summary

Net loss for the three months ended September 30, 2013 was $7.8 million, or $0.06 per ordinary share— basic and diluted, as compared to a net loss of $16.7 million, or $0.13 per ordinary share— basic and diluted, for the three months ended September 30, 2012. Net loss for the six months ended September 30, 2013 was $0.4 million, or $0.00 per ordinary share— basic and diluted, as compared to net income of $5.7 million, or $0.04 per ordinary share— basic and diluted, for the six months ended September 30, 2012.

During the three and six months ended September 30, 2013, we recorded total revenues of $139.8 million and $278.4 million, respectively. During the three and six months ended September 30, 2012, we recorded total revenues of $124.0 million and $276.2 million, respectively. Revenues from our five key commercial products, as summarized below, accounted for 73% and 72% of our total revenues in the three and six months ended September 30, 2013, respectively, as compared to 59% and 56% in the three and six months ended September 30, 2012, respectively. Included in the three and six months ended September 30, 2012 was $20.0 million of intellectual property license revenue unrelated to key development programs.

COMMERCIAL PRODUCT PORTFOLIO

Our primary commercial products are described in the table below, including, among other things, the territory in which the marketer has the right to sell the product and the source of revenues for us:

Product	Indication	Technology	Territory	Revenue Source	Marketer
RISPERDAL® CONSTA®	Schizophrenia Bipolar I Disorder	Extended-release microsphere	Worldwide	Manufacturing and Royalty	Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen”)
INVEGA® SUSTENNA®/	Schizophrenia	NanoCrystal®	United States (U.S.)	Royalty	Janssen

XEPLION®			ROW

AMPYRA®/	Treatment to improve walking in patients with multiple sclerosis (“MS”), as demonstrated by an increase in walking speed	Oral Controlled Release (“OCR”) Matrix Drug Absorption System (MXDAS®)	U.S.	Manufacturing and Royalty	Acorda Therapeutics, Inc. (“Acorda”)
FAMPYRA®			ROW		Biogen Idec International GmbH (“Biogen Idec”), under sublicense from Acorda
BYDUREON®	Type 2 diabetes	Extended-release microsphere	Worldwide	Royalty	Bristol-Myers Squibb Company (“Bristol-Myers”) and AstraZeneca PLC (“Astra Zeneca”)
VIVITROL®	Alcohol dependence Opioid dependence	Extended-release microsphere	U.S. Russia and Commonwealth of Independent States (“CIS”)	Product sales Manufacturing and Royalty	Alkermes plc Janssen (Cilag)
TRICOR® LIPANTHYL® LIPIDIL SUPRALIP (and other trade names under which fenofibrate 145 mg is sold)	Cholesterol lowering	NanoCrystal	Worldwide	Royalty	AbbVie Inc. Abbott Laboratories
ZANAFLEX® CAPSULES® ZANAFLEX® TABLETS TIZANIDINE HYDROCHLORIDE (AB Rated to ZANAFLEX	Muscle spasticity	OCR Spheroidal Oral Drug Absorption System (SODAS®)	U.S.	Manufacturing (capsules only) and Royalty	Acorda; Actavis, Inc. (formerly Watson Pharmaceutical)

CAPSULES)
AVINZA®	Chronic moderate to severe pain	OCR (SODAS)	U.S.	Manufacturing and Royalty	Pfizer, Inc. (“Pfizer”)
EMEND®	Nausea associated with chemotherapy and surgery	NanoCrystal	Worldwide	Manufacturing and Royalty	Merck & Co. Inc. (“Merck”)
FOCALIN® XR RITALIN LA®	Attention Deficit Hyperactivity Disorder	OCR (SODAS)	Worldwide	Manufacturing and Royalty	Novartis AG (“Novartis”)
MEGACE® ES	Anorexia, Cachexia associated with AIDS	NanoCrystal	U.S.	Royalty	Strativa Pharmaceuticals (a business division of Par Pharmaceutical Companies, Inc.)
LUVOX CR®	Obsessive-compulsive disorder	OCR (SODAS)	U.S.	Manufacturing and Royalty	Jazz Pharmaceuticals plc (“Jazz”)
RAPAMUNE®	Prevention of renal transplant rejection	NanoCrystal	Worldwide	Manufacturing	Pfizer
NAPRELAN®	Various mild to moderate pain indications	OCR Intestinal Protective Drug Absorption System (IPDAS®)	U.S. Canada	Manufacturing	Shionogi Sunovion Pharmaceuticals Canada, Inc.
VERAPAMIL SR VERELAN® VERELAN® PM VERAPAMIL PM VERECAPS® UNIVER	Hypertension	OCR (SODAS)	Licensed on country/region basis throughout the world	Manufacturing and Royalty (on select formulations)	UCB Kremers-Urban; Cephalon; Aspen Pharma; Orient Europharma; Actavis, Inc.
DILZEM DILZEM SR DILZEM XL DILTELAN ACALIX CD DINISOR TILAZEM CR CARDIZEM® CD	Hypertension and/or Angina	OCR (SODAS)	Licensed on country/region basis throughout the world	Manufacturing and Royalty (for CARDIZEM CD only)	Cephalon; Pfizer; Kun Wha; Orient Europharma; Sanofi; Valeant Pharmaceuticals International Inc.
AFEDitab® CR (AB Rated to Adalat CC®)	Hypertension	OCR (MXDAS)	U.S.	Manufacturing	Actavis, Inc.

KEY COMMERCIAL PRODUCTS

The following five products in our commercial product portfolio are expected to contribute meaningfully to our revenues.

RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION

RISPERDAL CONSTA (risperidone long-acting injection) and INVEGA SUSTENNA/XEPLION (paliperidone palmitate extended-release injectable suspension) are long-acting atypical antipsychotics that incorporate our proprietary technologies. They are products of Janssen.

RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is exclusively manufactured by us and is marketed and sold by Janssen worldwide. It was first approved for the treatment of schizophrenia in the U.S. in 2003 and in countries in Europe in 2002. The U.S. Food and Drug Administration (“FDA”) approved RISPERDAL CONSTA as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder in May 2009. RISPERDAL CONSTA is also approved for the maintenance treatment of bipolar I disorder in many countries outside of the U.S.

INVEGA SUSTENNA uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA was approved by the FDA for the acute and maintenance treatment of schizophrenia in adults in the U.S. in 2009. Paliperidone palmitate extended-release for injectable suspension is also approved in the EU and other countries worldwide, and is marketed and sold in the EU under the trade name XEPLION. INVEGA SUSTENNA/XEPLION is manufactured and commercialized worldwide by Janssen.

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

VIVITROL

VIVITROL is the first and only once-monthly injectable medication approved by the FDA for the treatment of alcohol dependence and the prevention of relapse to opioid dependence, following opioid detoxification. The FDA approved VIVITROL for the treatment of alcohol dependence in April 2006 and for the prevention of relapse to opioid dependence, following opioid detoxification, in October 2010. The medication uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every four weeks. We developed, and currently market and sell, VIVITROL in the U.S., and Cilag sells VIVITROL in Russia and the CIS, where it was approved for the treatment of alcohol dependence in 2008 and for opioid dependence in 2011. VIVITROL is manufactured by us.

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

We are studying aripiprazole lauroxil for the treatment of schizophrenia. Aripiprazole lauroxil is designed to provide once-monthly dosing of a medication that converts in vivo into aripiprazole, a molecule that is commercially available under the name ABILIFY®. Aripiprazole lauroxil is our first product candidate to leverage our proprietary LinkeRx® product platform. In October 2013, we announced completion of patient enrollment in our phase 3 study designed to assess the efficacy, safety and tolerability of aripiprazole lauroxil in patients experiencing acute exacerbation of schizophrenia. The clinical data from this study, expected in the first half of calendar-year 2014, may form the basis of a New Drug Application (“NDA”) to the FDA for aripiprazole lauroxil for the treatment of schizophrenia.

ALKS 33 is an oral opioid modulator characterized by limited hepatic metabolism and durable pharmacologic activity in modulating brain opioid receptors. ALKS 33 has completed a phase 2 study in alcohol dependence and is currently being evaluated as a component of both ALKS 5461 and ALKS 3831.

ALKS 5461 is a combination of ALKS 33 and buprenorphine that we are developing to be a non-addictive therapy for the treatment of major depressive disorder (“MDD”) in patients who have an inadequate response to standard antidepressant therapies. In April 2013, we announced positive results from a phase 2 study conducted in patients with MDD and inadequate response to standard therapies. In the phase 2 study, ALKS 5461 met its primary endpoint, met key secondary endpoints and demonstrated significant reduction in depressive symptoms versus placebo. In October 2013, we announced that we have successfully completed our end-of-phase 2 interactions with the FDA, and the FDA granted ALKS 5461 Fast Track status, which is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions with the potential to address an unmet medical need. We plan to advance ALKS 5461 into phase 3 development in early calendar-year 2014. We expect to conduct three core efficacy studies that will include approximately 400 patients each and that will feature elements similar to those utilized in our phase 2 study, including sequential parallel comparison design.

ZOHYDRO ER™ (hydrocodone bitartrate extended-release capsule), which utilizes our OCR technology, is a novel, oral, single-entity (without acetaminophen), controlled-release formulation of hydrocodone in development by Zogenix, Inc. (“Zogenix”) for the U.S. market. In October 2013, Zogenix announced that ZOHYDRO ER was approved by the FDA for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are ineffective. We have also entered into a license and distribution agreement with Paladin Labs Inc. in respect of ZOHYDRO ER in Canada.  We maintain all rights to the product in territories outside the U.S. and Canada and intend to explore commercial partnerships to develop and license the product in those territories.

ALKS 3831 is a proprietary investigational medicine designed as a broad spectrum treatment for schizophrenia. ALKS 3831 is composed of ALKS 33, a novel potent mu-opioid antagonist, in combination with the established antipsychotic drug olanzapine, generally available under the name ZYPREXA®. ALKS 3831 is designed to attenuate olanzapine-induced metabolic side effects, including weight gain, and to have utility in patients suffering from schizophrenia with alcohol use. In July 2013, we announced the initiation of a double-blind, active-controlled, dose-ranging phase 2 study of ALKS 3831 in approximately 400 patients with schizophrenia. In addition to safety and tolerability, the phase 2 study is designed to evaluate the impact of ALKS 3831 on weight and other metabolic factors in patients and to confirm the attenuation of olanzapine-induced weight gain observed in the phase 1 study of ALKS 3831. We expect to provide topline results from the study in the first half of calendar-year 2015. A second, planned phase 2 study will investigate the potential utility of ALKS 3831 for the large number of patients suffering from schizophrenia with alcohol use, a group representing as many as 50% of patients with schizophrenia. This study is planned to start in calendar-year 2014 following a planned meeting with the FDA.

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

Line extensions for BYDUREON are in development by Bristol-Myers. These line extensions include a dual-chamber pen device, which Bristol-Myers expects to be on the market by mid calendar-year 2014, and weekly and monthly suspension formulations using our proprietary technology for extended-release microspheres.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators’ sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012:

	Three Months Ended		Change	Six Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
Manufacturing and royalty revenues:
RISPERDAL CONSTA	$33.4	$34.0	$(0.6)	$67.9	$70.8	$(2.9)
INVEGA SUSTENNA/XEPLION	29.2	16.3	12.9	51.0	28.1	22.9
AMPYRA/FAMPYRA	12.6	5.0	7.6	32.5	22.2	10.3
RITALIN LA/FOCALIN XR	9.2	9.1	0.1	20.4	20.0	0.4
BYDUREON	7.0	3.3	3.7	12.4	6.3	6.1
TRICOR 145	3.5	12.5	(9.0)	7.6	24.5	(16.9)
Other	23.7	27.1	(3.4)	46.5	73.8	(27.3)
Manufacturing and royalty revenues	$118.6	$107.3	$11.3	$238.3	$245.7	$(7.4)

The increase in INVEGA SUSTENNA/XEPLION royalty revenues in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION. During the three and six months ended September 30, 2013, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION were $326.0 million and $616.0 million, respectively, as compared to $212.0 million and $408.0 million in the three and six months ended September 30, 2012, respectively. The increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION also resulted in our achieving a higher royalty rate earlier in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. Under our INVEGA SUSTENNA/XEPLION agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION of 5% up to the first $250 million in calendar-year net sales; 7% on calendar-year net sales of between $250 million and $500 million; and 9% on calendar-year net sales exceeding $500 million. The royalty rate resets at the beginning of each calendar-year to 5%.

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was primarily due to a 96% and 55% increase in the number of units shipped in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012 and an increase in royalties earned on end-market sales. During the three and six months ended September 30, 2013, our estimate of Acorda’s and Biogen’s end-market sales of AMPYRA/FAMPYRA were $99.8 million and $194.4 million, as compared to $82.0 million and $168.0 million in the three and six months ended September 30, 2012.

The increase in BYDUREON royalty revenues in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was primarily due to an increase in end-market sales of BYDUREON by Bristol-Myers. During the three and six months ended September 30, 2013, our estimate of Bristol-Myers end-market sales of BYDUREON were $87.5 million and $154.4 million, respectively, as compared to $46.1 million and $80.8 million in the three and six months ended September 30, 2012, respectively.

The decrease in TRICOR 145 royalty revenue in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was due to a decrease in end-market net sales of TRICOR 145 by Abbott due to the introduction of a generic version of this product in November 2012.

The decrease in our other manufacturing and royalty revenues in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, was primarily due to the sale of intellectual property license revenue, unrelated to our key development programs, of $20.0 million in the three months ended June 30, 2012.

We expect revenues from RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION, our long acting antipsychotic franchise, to continue to grow, as INVEGA SUSTENNA/XEPLION is launched around the world.  We expect AMPYRA/FAMPYRA sales to continue to grow as Acorda continues to penetrate the U.S. market with AMPYRA and Biogen Idec continues to launch FAMPYRA in the rest of the world. We anticipate manufacturing and royalty revenue erosion in the RITALIN LA/FOCALIN XR and TRICOR 145 franchises for the foreseeable future due to the entry of a generic version of TRICOR 145 in November 2012 and the potential entry of a generic version of certain doses of FOCALIN XR, which could occur at any time.

Product Sales, net

Our product sales, net consist of sales of VIVITROL in the U.S. to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net for sales of VIVITROL in the U.S. during the three and six months ended September 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
(In millions)	2013	% of Sales	2012	% of Sales	2013	% of Sales	2012	% of Sales
Product sales, gross	$26.3	100.0%	$18.9	100.0%	$50.6	100.0%	$36.6	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(2.0)	(7.6)%	(1.4)	(7.4)%	(3.7)	(7.3)%	(2.6)	(7.1)%
Chargebacks	(1.7)	(6.5)%	(1.4)	(7.4)%	(3.4)	(6.7)%	(2.7)	(7.4)%
Co-pay assistance	(1.2)	(4.6)%	(0.7)	(3.7)%	(2.5)	(4.9)%	(1.4)	(3.8)%
Other	(2.2)	(8.4)%	(0.2)	(1.1)%	(4.4)	(8.7)%	(2.3)	(6.3)%
Total adjustments	(7.1)	(27.1)%	(3.7)	(19.6)%	(14.0)	(27.7)%	(9.0)	(24.6)%
Product sales, net	$19.2	72.9%	$15.2	80.4%	$36.6	72.3%	$27.6	75.4%

The increase in product sales, gross for the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was due to a 41% and 39% increase in the number of units sold, respectively. The increase in Medicaid rebates, chargebacks and co-pay assistance are all primarily due to the increase in VIVITROL gross product sales. We expect VIVITROL sales to continue to grow as we continue to penetrate the opioid dependence indication market in the U.S.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Six Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
Cost of goods manufactured and sold	$45.4	$41.5	$(3.9)	$91.4	$83.6	$(7.8)

The increase in cost of goods manufactured and sold in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was primarily due to a charge of $1.8 million and $3.7 million, respectively, for depreciation expense, and an increase in the cost of goods manufactured for RISPERDAL CONSTA of $1.8 million and $3.2 million, respectively, primarily due to an increase in standard costs, as compared to the prior periods. The charge for depreciation expense is due to the acceleration of depreciation of certain of our manufacturing assets at our Athlone manufacturing facility that will have no future use at the completion of our restructuring plan in the year ending December 31, 2015.

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

The following table sets forth our external R&D expenses relating to our individual key development programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Six Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
External R&D Expenses:
Key development programs:
Aripiprazole lauroxil	$17.6	$9.5	$(8.1)	$22.3	$21.2	$(1.1)
ALKS 3831	2.3	—	(2.3)	4.6	—	(4.6)
ALKS 5461	1.2	2.4	1.2	3.0	4.0	1.0
ALKS 37	—	0.7	0.7	—	3.1	3.1
Other development programs	4.2	3.8	(0.4)	9.4	7.5	(1.9)
Total external R&D expenses	25.3	16.4	(8.9)	39.3	35.8	(3.5)
Internal R&D expenses:
Employee-related	14.4	12.5	(1.9)	27.8	25.3	(2.5)
Occupancy	2.2	1.3	(0.9)	4.5	2.5	(2.0)
Depreciation	2.1	1.5	(0.6)	4.3	2.9	(1.4)
Other	1.9	3.4	1.5	3.5	6.4	2.9
Total internal R&D expenses	20.6	18.7	(1.9)	40.1	37.1	(3.0)
Research and development expenses	$45.9	$35.1	$(10.8)	$79.4	$72.9	$(6.5)

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

The increase in expense related to the aripiprazole lauroxil program in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was primarily due to the timing of patient enrollments in our phase 3 study, which began in December 2011 and the start of an extension study in the three months ended September 30, 2013, to assess the long-term safety and durability of effect of aripiprazole lauroxil in subjects with stable schizophrenia.

The increase in expense related to the ALKS 3831 program in the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was due to the timing of studies related to the program. We announced positive topline results from a phase 1 study in January 2013 and, in July 2013, we announced the initiation of a phase 2 study of ALKS 3831 to assess the safety, tolerability and impact of ALKS 3831 on weight and other metabolic factors in patients with schizophrenia.  We did not incur material external R&D expenses related to our MMF, ALKS 7106 or RDB 1419 programs during the three and six months ended September 30, 2013 or 2012.

We expect R&D expenses to increase in calendar-year 2014 as more late-stage clinical trials get underway for our products.

Selling, General and Administrative Expense

	Three Months Ended		Change	Six Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
Selling, general and administrative expense	$39.5	$31.4	$(8.1)	$72.4	$61.2	$(11.2)

The increase in selling, general and administrative (“SG&A”) expense for the three and six months ended September 30, 2013 as compared to the three and six months ended September 30, 2012, was primarily due to a $5.9 million and $8.0 million increase in employee-related expenses, respectively. The increase in employee-related expenses was primarily due to an increase in share-based compensation of $3.4 million and $4.2 million in the three and six months ended September 30, 2013, respectively, resulting from an increase in our stock price and an increase in headcount. Additionally, during the three and six months ended September 30, 2013, there was a $3.2 million and $3.4 million increase in professional service fees and marketing expenses, which are primarily due to an increase in activity related to the anticipated launch of the aripiprazole lauroxil program and activities related to the VIVITROL label update. We expect SG&A expenses to increase in calendar-year 2014 as launch planning activities accelerate for aripiprazole lauroxil.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Six Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
Amortization of acquired intangible assets	$12.9	$10.5	$(2.4)	$25.6	$21.0	$(4.6)

The intangible assets being amortized in the three and six months ended September 30, 2013 and 2012 were acquired as part of the acquisition of Elan Drug Technologies (“EDT”) in September 2011. In connection with the acquisition of EDT, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which were expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2013 is expected to be approximately $40.0 million for the nine months ending December 31, 2013, and $60.0 million, $65.0 million, $70.0 million and $70.0 million in the years ending December 31, 2014 through 2017, respectively.

Restructuring

On April 4, 2013, we approved a restructuring plan at our Athlone, Ireland manufacturing facility consistent with the evolution of our product portfolio and designed to improve operational performance in the future. The restructuring plan calls for the Company to terminate manufacturing services for certain older products that are expected to no longer be economically practicable to produce due to decreasing demand from its customers resulting from generic competition. We expect to continue to generate revenues from the manufacturing of these products during the nine months ending December 31, 2013 and, for certain of these products, into the year ending December 31, 2015.

As a result of the termination of these services, we expect a corresponding reduction in headcount of up to 130 employees. The restructuring plan commenced on March 31, 2013 and will be implemented over a period of approximately two years. During the year ended March 31, 2013, we recorded a one-time restructuring charge, expected to be settled in cash payments, consisting solely of severance and other employee-related expenses of $12.3 million. During the six months ended September 30, 2013, we reduced the restructuring accrual by $0.9 million, primarily due to payments to our former employees. We expect the restructuring plan will result in annual cost savings of between $15.0 million and $20.0 million by the year ending December 31, 2016 and beyond. As part of the restructuring plan, we expect to incur non-cash charges resulting from the acceleration of depreciation of certain of our manufacturing assets of $7.5 million in the nine months ending December 31, 2013 and $7.8 million in the year ending December 31, 2014.

Other (Expense), Net

	Three Months Ended		Change	Six Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
Interest income	$0.3	$0.2	$0.1	$0.5	$0.5	$—
Interest expense	(3.5)	(22.6)	19.1	(6.9)	(32.8)	25.9
Other income, net	(0.5)	0.7	(1.2)	(0.7)	1.6	(2.3)
Total other (expense), net	$(3.7)	$(21.7)	$18.0	$(7.1)	$(30.7)	$23.6

The decrease in interest expense for the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, was primarily due to a decrease in the principal amount and interest rates associated with our long-term debt. As a result of two refinancing transactions we completed during the year ended March 31, 2013, we reduced our outstanding principal balance from $450.0 million to $375.0 million, and we were able to reduce our blended interest rate from 7.6% to 3.4%.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30,	March 31,
(In millions)	2013	2013
Cash and cash equivalents	$173.5	$97.0
Investments — short-term	166.0	124.4
Investments — long-term	55.8	82.8
Total cash, cash equivalents and investments	$395.3	$304.2
Working capital	$449.9	$322.7
Outstanding borrowings — current and long-term	$365.9	$369.0

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

Information about our cash flows, by category, is presented in the condensed consolidated statements of cash flows. The following table summarizes our cash flows for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
(In millions)	2013	2012
Cash and cash equivalents, beginning of period	$97.0	$83.6
Cash provided by operating activities	54.1	45.0
Cash (used in) provided by investing activities	(8.1)	75.0
Cash provided by (used in) financing activities	30.5	(71.2)
Cash and cash equivalents, end of period	$173.5	$132.4

The increase in cash flows provided by operating activities in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, was primarily due to a decrease in cash used for working capital of $18.2 million, partially offset by a decrease in cash provided from net (loss) income of $9.1 million. The decrease in cash provided from working capital was primarily due to a decrease in cash used for accounts payable and accrued expenses of $9.7 million and an increase in cash provided by accounts receivable of $9.8 million. The decrease in cash provided from net (loss) income was partially due to a $0.4 million net loss in the six months ended September 30, 2013, as compared to $5.7 million of net income in the prior period.

The increase in cash flows used in investing activities in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, was primarily due to a decrease in the net sales of investments of $83.9 million. During the three months ended September 30, 2012, we used $78.0 million of cash in connection with the refinancing of our long-term debt, which was primarily provided by the sale of investments.

The increase in cash flows provided by financing activities in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, was due to the $78.0 million of net cash used in connection with the refinancing of our long-term debt during the prior period, a $24.2 million increase in cash received from our employees upon the exercise of stock awards and a $8.1 million increase in the excess tax-benefit from share-based compensation, partially offset by a $5.2 million increase in employee taxes paid related to the net share settlement of equity awards.

Our investments at September 30, 2013 consist of the following:

	Amortized	Gross Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments — short-term	$165.8	$0.1	$—	$165.9
Investments — long-term available-for-sale	46.8	8.0	(0.2)	54.6
Investments — long-term held-to-maturity	1.2	—	—	1.2
Total	$213.8	$8.1	$(0.2)	$221.7

Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets, which could, in turn, adversely impact our financial position and our overall liquidity. Our available-for-sale investments consist primarily of short- and long-term U.S. government and agency debt securities, debt securities issued by foreign agencies and backed by foreign governments, corporate debt securities and equity securities. The equity securities consist of common stock and warrants of Acceleron, which the Company reclassified from a cost method investment to an available-for-sale investment, following Acceleron’s IPO in September 2013. Our held-to-maturity investments consist of investments that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements.

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2013, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

At September 30, 2013 and March 31, 2013, $0.8 million and none of our investments were valued using Level 3 inputs, respectively. Level 3 inputs are unobservable and are significant to the overall fair value measurement and require a significant degree of judgment.

Borrowings

At September 30, 2013, our borrowings consisted of a term loan facility with an outstanding principal balance of $368.3 million. Please refer to Note 10, Long-Term Debt in the accompanying “Notes to Condensed Consolidated Financial Statements” for a discussion of our outstanding long-term debt.

Contractual Obligations

Refer to Part II, Item 7 of our Annual Report in the “Contractual Obligations” section for a discussion of our contractual obligations. Our contractual obligations as of September 30, 2013 were not materially changed from the date of that report.

Off-Balance Sheet Arrangements

At September 30, 2013, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

New Accounting Standards

Refer to “New Accounting Pronouncements” included in Note 2, “Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the quarter ended September 30, 2013. As of September 30, 2013, we had purchased a total of 8,866,342 shares at a cost of $114.0 million under this program.

Item 5. Other Information

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended September 30, 2013, Ms. Geraldine A. Henwood, a director of the Company, Mr. Richard F. Pops, both a director and executive officer of the Company, Dr. Elliot W. Ehrich and Messrs. James L. Botkin, James M. Frates, Michael J. Landine and Gordon G. Pugh, all executive officers of the Company, entered into trading plans in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Item 6. Exhibits

(a)         List of Exhibits:

Exhibit No.
10.1 +*	Alkermes plc Stock Option and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K filed on August 1, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from Alkermes plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements (furnished herewith).

*	Previously filed.

+	Indicates a management contract or any compensatory plan, contract, or arrangement.

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

Date: October 31, 2013