Form 10-Q
period 2014-09-30
Alkermes plc.
filed 2014-10-29
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 24, 2014 was 146,231,502 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Cautionary Note Concerning Forward-Looking Statements

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend” or other similar words. These statements discuss future expectations, and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. Forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) include, without limitation, statements regarding:

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

Actual results might differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-Q because these forward-looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. For more information regarding the risks and uncertainties of our business, see ‘‘Item 1A—Risk Factors’’ of our Transition Report on Form 10-K for the nine-month period ended December 31, 2013 (the “Transition Report”) and any subsequent reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Note Regarding Company

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” “the Company,” ‘‘us,’’ ‘‘we’’ and ‘‘our’’) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of more than 20 commercial drug products and a clinical pipeline of product candidates that address central nervous system (“CNS”) disorders such as addiction, schizophrenia and depression.

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and registration applications (“TM”), including LinkeRx® and VIVITROL®. The following are trademarks of the respective companies listed: ABILIFY®— Otsuka Pharmaceutical Co., Ltd.; AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc.; BYDUREON® and BYETTA®—Amylin Pharmaceuticals, LLC; FOCALIN XR®—Novartis AG; INVEGA® SUSTENNA®, XEPLION®, and RISPERDAL® CONSTA®—Johnson & Johnson Corp. (or its affiliate); MEGACE®—E.R. Squibb & Sons, LLC; TECFIDERA®—Biogen Idec MA Inc.; TRICOR®—Fournier Industrie et Sante Corporation; ZOHYDRO® ER—Zogenix, Inc.; and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136,182	$167,562
Investments — short-term	436,387	194,669
Receivables	143,692	134,154
Inventory	50,471	46,218
Prepaid expenses and other current assets	46,174	27,535
Total current assets	812,906	570,138
PROPERTY, PLANT AND EQUIPMENT, NET	262,128	274,490
INTANGIBLE ASSETS — NET	494,656	537,565
GOODWILL	92,740	92,740
INVESTMENTS — LONG-TERM	143,747	87,764
OTHER ASSETS	31,678	14,891
TOTAL ASSETS	$1,837,855	$1,577,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100,329	$91,173
Long-term debt — current	6,750	6,750
Deferred revenue — current	3,061	2,974
Total current liabilities	110,140	100,897
LONG-TERM DEBT	352,801	357,543
DEFERRED TAX LIABILITIES, NET — LONG-TERM	21,258	29,169
DEFERRED REVENUE — LONG-TERM	11,519	12,213
OTHER LONG-TERM LIABILITIES	8,545	12,580
Total liabilities	504,263	512,402

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 147,071,192 and 138,482,571 shares issued; 146,088,467 and 137,792,626 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,468	1,382
Treasury shares, at cost (982,725 and 689,945 shares at September 30, 2014 and December 31, 2013, respectively)	(30,881)	(17,833)
Additional paid-in capital	1,908,721	1,553,337
Accumulated other comprehensive (loss) income	(2,866)	10,574
Accumulated deficit	(542,850)	(482,274)
Total shareholders’ equity	1,333,592	1,065,186
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,837,855	$1,577,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$132,028	$118,571	$373,674	$385,278
Product sales, net	25,802	19,227	64,476	51,232
Research and development revenue	2,162	2,004	5,478	5,345
Total revenues	159,992	139,802	443,628	441,855
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	47,335	45,423	129,464	139,407
Research and development	78,263	45,947	197,610	115,209
Selling, general and administrative	51,888	39,454	145,101	107,066
Amortization of acquired intangible assets	15,244	12,856	42,909	35,894
Restructuring	—	—	—	12,300
Impairment of long-lived assets	—	—	—	3,346
Total expenses	192,730	143,680	515,084	413,222
OPERATING (LOSS) INCOME	(32,738)	(3,878)	(71,456)	28,633
OTHER (EXPENSE) INCOME, NET:
Interest income	546	295	1,380	627
Interest expense	(3,356)	(3,477)	(10,097)	(18,418)
Gain on sale of investment in Acceleron Pharma Inc.	—	—	15,296	—
Gain on sale of property, plant and equipment	36	—	12,321	—
Other (expense) income, net	(921)	(469)	(2,253)	(455)
Total other (expense) income, net	(3,695)	(3,651)	16,647	(18,246)
(LOSS) INCOME BEFORE INCOME TAXES	(36,433)	(7,529)	(54,809)	10,387
INCOME TAX PROVISION	3,523	233	5,766	7,818
NET (LOSS) INCOME	$(39,956)	$(7,762)	$(60,575)	$2,569

(LOSS) EARNINGS PER ORDINARY SHARE:
Basic	$(0.27)	$(0.06)	$(0.42)	$0.02
Diluted	$(0.27)	$(0.06)	$(0.42)	$0.02

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	145,896	136,106	144,732	134,670
Diluted	145,896	136,106	144,732	143,022

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(39,956)	$(7,762)	$(60,575)	$2,569
Holding (losses) gains, net of tax of $89, none, $7,715 and none, respectively	(154)	8,506	1,855	8,241
Reclassification of unrealized gains to realized gains	—	—	(15,296)	—
COMPREHENSIVE (LOSS) INCOME	$(40,110)	$744	$(74,016)	$10,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(60,575)	$2,569
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	72,719	65,722
Share-based compensation expense	46,240	30,899
Excess tax benefit from share-based compensation	(22,444)	(12,969)
Impairment of long-lived assets	—	3,346
(Gain) loss on sale of property, plant and equipment	(11,942)	391
Gain on sale of investment of Acceleron Pharma Inc.	(15,296)	—
Deferred income taxes	(18,731)	(2,049)
Loss on debt refinancing transaction	—	7,541
Prepayment penalty in connection with debt refinancing	—	(3,733)
Other non-cash charges	9,921	2,177
Changes in assets and liabilities:
Receivables	(9,538)	(613)
Inventory, prepaid expenses and other assets	(17,774)	(2,530)
Accounts payable and accrued expenses	25,103	18,869
Deferred revenue	(607)	(208)
Other long-term liabilities	420	7
Cash flows (used in) provided by operating activities	(2,504)	109,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(20,326)	(17,457)
Proceeds from the sale of property, plant and equipment	14,361	125
Investment in Civitas	—	(1,191)
Purchases of investments	(550,102)	(196,525)
Sales and maturities of investments	246,540	95,149
Cash flows used in investing activities	(309,527)	(119,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares, net	248,406	—
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	27,431	50,790
Excess tax benefit from share-based compensation	22,444	12,969
Employee taxes paid related to net share settlement of equity awards	(12,566)	(8,529)
Principal payments of long-term debt	(5,064)	(7,137)
Cash flows provided by financing activities	280,651	48,093
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,380)	37,613
CASH AND CASH EQUIVALENTS — Beginning of period	167,562	135,892
CASH AND CASH EQUIVALENTS — End of period	$136,182	$173,505
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$691	$1,184

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended  September 30, 2014 and 2013 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the nine-month transition period ended December 31, 2013 (the “Transition Period”). The year-end Condensed Consolidated Balance Sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Alkermes, which are contained in the Company’s Transition Report on Form 10-KT, which has been filed with the SEC. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period, including the Transition Period, or for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly owned subsidiaries as disclosed in Note 2: Summary of Significant Accounting Policies within Part II, Item 8 of our Transition Report. During the nine months ended September 30, 2014, the following wholly owned subsidiaries were added:Alkermes Science Three Limited; Alkermes Science Four Limited; Alkermes Science Five Limited; and Alkermes Science Six Limited. Intercompany accounts and transactions have been eliminated.

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

In April 2014, the FASB adopted guidance that amends the requirements for reporting discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Currently, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The guidance also requires expanded disclosures for discontinued operations. This guidance becomes effective for the Company in its year ending December 31, 2015 and early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on the Company's results of operations, cash flows or financial condition.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Existing GAAP does not contain explicit guidance on how to account for these share-based payments. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities have the option of prospectively applying the guidance to awards granted or modified after the effective date or retrospectively applying the guidance to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements. The guidance becomes effective for the Company in its year ending December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in its year ending December 31, 2017, and early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

3. INVESTMENTS

Investments consisted of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
	(In thousands)
September 30, 2014
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$220,312	$170	$—	$—	$220,482
Corporate debt securities	178,312	97	(46)	—	178,363
International government agency debt securities	36,321	20	—	—	36,341
	434,945	287	(46)	—	435,186
Money market funds	1,201	—	—	—	1,201
Total short-term investments	436,146	287	(46)	—	436,387
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	101,464	—	(163)	(22)	101,279
Corporate debt securities	31,390	—	(37)	(4)	31,349
International government agency debt securities	9,577	—	(4)	(1)	9,572
	142,431	—	(204)	(27)	142,200
Held-to-maturity securities:
Certificates of deposit	1,547	—	—	—	1,547
Total long-term investments	143,978	—	(204)	(27)	143,747
Total investments	$580,124	$287	$(250)	$(27)	$580,134

December 31, 2013
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$130,669	$80	$(1)	$—	$130,748
Corporate debt securities	38,614	64	(30)	—	38,648
International government agency debt securities	24,097	8	(33)	—	24,072
	193,380	152	(64)	—	193,468
Money market funds	1,201	—	—	—	1,201
Total short-term investments	194,581	152	(64)	—	194,669
Long-term investments:
Available-for-sale securities:
Equity securities	8,732	21,253	—	—	29,985
U.S. government and agency debt securities	28,503	—	(61)	(3)	28,439
Corporate debt securities	20,266	—	(30)	(75)	20,161
International government agency debt securities	7,691	—	(5)	—	7,686
	65,192	21,253	(96)	(78)	86,271
Held-to-maturity securities:
Certificates of deposit	1,493	—	—	—	1,493
Total long-term investments	66,685	21,253	(96)	(78)	87,764
Total investments	$261,266	$21,405	$(160)	$(78)	$282,433

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Proceeds from the sales and maturities of marketable securities	$246,540	$95,149
Realized gains	$15,352	$54
Realized losses	$(10)	$(5)

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

The Company’s available-for-sale and held-to-maturity securities at September 30, 2014 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$298,878	$298,972	$1,547	$1,547
After 1 year through 5 years	278,498	278,414	—	—
Total	$577,376	$577,386	$1,547	$1,547

At September 30, 2014, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities and corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

The Company’s investment in Civitas Therapeutics, Inc. (“Civitas”) was zero and $2.0 million at September 30, 2014 and December 31, 2013, respectively, which was recorded within “Other Assets” in the accompanying Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2014, the Company invested an additional $1.0 million in Civitas and recorded a reduction in its investment in Civitas of $2.0 million, which represented the Company’s proportionate share of Civitas’ net losses for this period.  As the Company’s interest in Civitas has reached zero, the Company no longer records its proportionate share of Civitas’ net losses until such time as the Company’s share of Civitas’ net income exceeds its share of Civitas’ net losses not recognized during the period the equity method is suspended.

In October 2014, Civitas was acquired by Acorda Therapeutics, Inc. (“Acorda”) for approximately $525.0 million. As a result of this transaction, the Company received $30.0 million for the sale of certain commercial-scale pulmonary manufacturing equipment used by Civitas. The Company also received $27.2 million and will receive an additional $2.3 million, subject to release of all amounts held in escrow, for its approximate 6% equity interest in Civitas.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 10% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method.  At September 30, 2014, the Company had made payments of, and its investment is equal to, $1.2 million (€0.9 million), which is included within “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,201	$1,201	$—	$—
U.S. government and agency debt securities	321,761	169,120	152,641	—
Corporate debt securities	209,712	—	209,712	—
International government agency debt securities	45,913	—	45,913	—
Total	$578,587	$170,321	$408,266	$—

	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,201	$1,201	$—	$—
U.S. government and agency debt securities	159,187	63,213	95,974	—
Corporate debt securities	58,809	—	58,809	—
International government agency debt securities	31,758	—	31,758	—
Equity securities	29,985	28,459	—	1,526
Total	$280,940	$92,873	$186,541	$1,526

Liabilities:
Interest rate swap contract	$(275)	$—	$(275)	$—
Total	$(275)	$—	$(275)	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities from Level 1 to Level 2 or from Level 2 to Level 1 during the nine months ended September 30, 2014. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at September 30, 2014:

(In thousands)	Fair Value
Balance, January 1, 2014	$1,526
Total unrealized losses included in other comprehensive (loss) income	(383)
Sale of equity securities	(1,143)
Balance, September 30, 2014	$—

As disclosed in Note 3, Investments, during the three months ended June 30, 2014, the Company sold its Level 3 investment, which consisted of warrants to purchase the common stock of Acceleron.

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

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s Condensed Consolidated Balance Sheets consisted of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% (“Term Loan B-1”) and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor (“Term Loan B-2” and together with Term Loan B-1, the “Term Loan Facility”). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future, was as follows at September 30, 2014:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$292,130	$289,346
Term Loan B-2	$67,421	$66,825

5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Raw materials	$18,594	$18,410
Work in process	24,106	15,581
Finished goods	7,771	12,227
Total inventory	$50,471	$46,218

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Land	$8,163	$8,440
Building and improvements	148,856	148,044
Furniture, fixture and equipment	231,426	220,984
Leasehold improvements	24,251	23,980
Construction in progress	32,462	26,688
Subtotal	445,158	428,136
Less: accumulated depreciation	(183,030)	(153,646)
Total property, plant and equipment, net	$262,128	$274,490

In April 2014, the Company sold certain of its land, buildings and equipment at its Athlone, Ireland facility that had a carrying value of $2.2 million, in exchange for $17.5 million. $3.0 million of the sale proceeds will remain in escrow pending the completion of certain additional services the Company is obligated to perform, and will be recognized as “Gain on sale of property, plant and equipment” as the services are provided.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		September 30, 2014
	Weighted	Gross	Accumulated	Net
(In thousands)	Amortizable Life	Carrying Amount	Amortization	Carrying Amount
Goodwill		$92,740	$—	$92,740

Finite-lived intangible assets:
Collaboration agreements	12	$499,700	$(115,102)	$384,598
NanoCrystal technology	13	74,600	(12,001)	62,599
OCR technology	12	66,300	(18,841)	47,459
Total		$640,600	$(145,944)	$494,656

Based on the Company’s most recent analysis, amortization of intangible assets included within its Condensed Consolidated Balance Sheets at September 30, 2014 is expected to be approximately $60.0 million, $65.0 million, $70.0 million, $70.0 million and $70.0 million in the years ending December 31, 2014 through 2018, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Accounts payable	$27,233	$19,493
Accrued compensation	25,121	28,101
Accrued restructuring	4,268	7,296
Accrued other	43,707	36,283
Total accounts payable and accrued expenses	$100,329	$91,173

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

As a result of the termination of these services, the Company also implemented a corresponding reduction in headcount of up to 130 employees. In connection with this restructuring plan, during the twelve months ended March 31, 2013, the Company recorded a restructuring charge of $12.3 million, which consisted of severance and outplacement services. The Company has paid in cash $8.6 million and recorded an adjustment of $0.1 million due to changes in foreign currency since inception of this restructuring plan.  Restructuring activity during the nine months ended September 30, 2014 was as follows:

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

Severance and
(In thousands)	Outplacement Services
Balance, January 1, 2014	$10,578
Payments	(6,320)
Adjustments	(441)
Balance, September 30, 2014	$3,817

At September 30, 2014 and December 31, 2013, $3.8 million and $6.8 million, respectively, of this restructuring accrual was included within “Accounts payable and accrued expenses,” and none and $3.8 million, respectively, was included within “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Term Loan B-1, due September 25, 2019	$292,130	$294,091
Term Loan B-2, due September 25, 2016	67,421	70,202
Total	359,551	364,293
Less: current portion	(6,750)	(6,750)
Long-term debt	$352,801	$357,543

11. DERIVATIVE INSTRUMENTS

In September 2011, the Company entered into an interest rate swap agreement with Morgan Stanley Capital Services LLC to mitigate the impact of fluctuations in the three-month LIBOR rate at which the Company’s long-term debt bears interest. The interest rate swap agreement became effective in December 2012, had a notional value of $65.0 million and expired in September 2014. The Company recorded an immaterial loss and a gain of $0.1 million within “Other income (expense), net” due to the change in fair value of this contract during the nine months ended September 30, 2014 and 2013, respectively. The fair value and presentation in the Condensed Consolidated Balance Sheets for the Company’s interest rate swap was as follows:

		Fair Value
(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Liability derivative not designated as a cash flow hedge	Other long-term liabilities	$—	$(275)

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Cost of goods manufactured and sold	$1,557	$1,149	$5,636	$3,223
Research and development	3,403	2,825	10,886	7,129
Selling, general and administrative	8,521	10,235	29,718	20,547
Total share-based compensation expense	$13,481	$14,209	$46,240	$30,899

At September 30, 2014 and December 31, 2013, $0.7 million and $0.4 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying Condensed Consolidated Balance Sheets.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

13.  SHAREHOLDERS’ EQUITY

In January 2014, the Company sold 5,917,160 ordinary shares, $0.01 par value per share, pursuant to its shelf registration statement on Form S-3 at a price of $42.25 per share. The Company received total gross proceeds of $250.0 million, before deducting expenses of $1.6 million associated with the ordinary share sale.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Numerator:
Net (loss) income	$(39,956)	$(7,762)	$(60,575)	$2,569
Denominator:
Weighted average number of ordinary shares outstanding	145,896	136,106	144,732	134,670
Effect of dilutive securities:
Stock options	—	—	—	6,929
Restricted stock units	—	—	—	1,423
Dilutive ordinary share equivalents	—	—	—	8,352
Shares used in calculating diluted earnings (loss) per share	145,896	136,106	144,732	143,022

The following potential ordinary equivalent shares have not been included in the net (loss) income per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Stock options	9,721	9,241	9,605	1,084
Restricted stock units	1,683	1,229	1,821	—
Total	11,404	10,470	11,426	1,084

15. INCOME TAXES

The Company recorded an income tax provision of $3.5 million and $5.8 million for the three and nine months ended September 30, 2014, respectively and an income tax provision of $0.2 million and $7.8 million for the three and nine months ended September 30, 2013, respectively. The income tax provision in the three and nine months ended September 30, 2014 primarily relates to U.S. federal and state taxes on income, partially offset by deferred tax benefits in Ireland. The income tax provision in the three and nine months ended September 30, 2013 primarily relates to U.S. federal and state taxes on income, partially offset by a discrete benefit of $3.0 million from the settlement of uncertain tax benefits.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At September 30, 2014, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets.  The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction by jurisdiction basis.

ALKERMES PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Continued)

16. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For example, the Company is currently involved in various Paragraph IV lawsuits in the U.S. and other proceedings outside of the U.S. involving its patents in respect of FOCALIN XR, TRICOR, MEGACE ES, AMPYRA and ZOHYDRO ER. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, cash flows and results of operations.

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

Executive Summary

Net loss for the three months ended September 30, 2014 was $40.0 million, or $0.27 per ordinary share— basic and diluted, as compared to net loss of $7.8 million, or $0.06 per ordinary share— basic and diluted, for the three months ended September 30, 2013.  Net loss for the nine months ended September 30, 2014 was $60.6 million, or $0.42 per ordinary share— basic and diluted, as compared to net income of $2.6 million, or $0.02 per ordinary share— basic and diluted, for the nine months ended September 30, 2013.

During the three and nine months ended September 30, 2014, we recorded total revenues of $160.0 million and $443.6 million, respectively, as compared to $139.8 million and $441.9 million in the three and nine months ended September 30, 2013, respectively. Included in revenue for the nine months ended September 30, 2013 was $30.0 million of intellectual property (“IP”) license revenue unrelated to key development programs.

Our operating expenses for the three and nine months ended September 30, 2014 were $192.7 million and $515.1 million, respectively, as compared to $143.7 million and $413.2 million in the three and nine months ended September 30, 2013. This increase reflects increased investment in our rapidly advancing development pipeline, such as the initiation of the pivotal clinical development programs for ALKS 5461, and informative studies for ALKS 3831, ALKS 8700 and ALKS 7106.  We have also begun prelaunch activities for aripiprazole lauroxil, as we submitted our New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in August 2014, which was accepted by the FDA in October 2014.

Also during the nine months ended September 30, 2014, we sold approximately 5.9 million ordinary shares, through a registered direct offering, to Invesco Perpetual Income Fund (“IPI Fund”) and the Invesco Perpetual High Income Fund (“IPHI Fund” and together with the IPI Fund, the “Invesco Funds”), for gross proceeds of $250.0 million.

Marketed Products

We earn manufacturing and/or royalty revenues on net sales from a diversified portfolio of more than 20 products marketed by our partners, and earn revenue on net sales of VIVITROL (naltrexone for extended-release injectable suspension), which is a proprietary product that we manufacture, market and sell in the U.S. Our key marketed products, which are expected to contribute meaningfully to our revenues, are discussed below. We expect revenues from our other marketed products, taken together, to decrease in the future due to existing and expected competition from generic manufacturers.

RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION

RISPERDAL CONSTA (risperidone long-acting injection) and INVEGA SUSTENNA/XEPLION (paliperidone palmitate extended-release injectable suspension) are long-acting atypical antipsychotics that incorporate our proprietary technologies. They are products of Janssen Pharmaceutica, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG (taken together, “Janssen”).

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

In July 2014, Janssen Pharmaceuticals, Inc. announced the submission of a supplemental New Drug Application (“sNDA”) to the FDA seeking a label change that, if approved, is expected to include new data showing delayed time to relapse in patients prescribed the once-monthly atypical long-acting antipsychotic INVEGA SUSTENNA (paliperidone palmitate) compared to selected oral antipsychotic therapies in the treatment of schizophrenia. Janssen Pharmaceuticals, Inc. also announced in May 2014 the submission of sNDAs to the FDA for once-monthly INVEGA SUSTENNA for approval to treat schizoaffective disorder as either monotherapy or adjunctive therapy.

AMPYRA/FAMPYRA

Dalfampridine extended-release tablets are marketed and sold in the U.S. under the trade name AMPYRA by Acorda. In January 2010, the FDA approved AMPYRA as a treatment to improve walking in patients with multiple sclerosis (“MS”) as demonstrated by an increase in walking speed. To our knowledge, it is the first and, currently, only product to be approved for this indication. Prolonged-release fampridine tablets are marketed and sold outside the U.S. under the trade name FAMPYRA by Biogen Idec International GmbH. In July 2011, the European Medicines Agency (“EMA”) conditionally approved FAMPYRA in the EU for the improvement of walking in adults with MS. This authorization was renewed as of May 2014. The product incorporates our oral controlled-release technology. AMPYRA and FAMPYRA are manufactured by us.

BYDUREON

BYDUREON (exenatide extended-release for injectable suspension) was approved by the FDA in January 2012, and received marketing authorization in the EU in June 2011, for the treatment of type 2 diabetes. BYDUREON, a once-weekly formulation of exenatide, the active ingredient in BYETTA, uses our polymer-based microsphere injectable extended-release technology. From August 2012 until February 2014, Bristol-Myers Squibb Company (“Bristol-Myers”) and AstraZeneca plc (“AstraZeneca”) co-developed and marketed BYDUREON through their diabetes collaboration. In February 2014, AstraZeneca assumed sole responsibility for the development and commercialization of BYDUREON. In September 2014, AstraZeneca announced that the once-weekly BYDUREON Pen 2 mg, which is a pre-filled, single-use pen injector that contains the same formulation and dose as the original BYDUREON single-dose tray, was available by prescription in pharmacies in the U.S. AstraZeneca stated that it received a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) on the BYDUREON dual-chamber pen and that it filed for approval of the dual-chamber pen in Japan in April 2014.

VIVITROL

VIVITROL is a once-monthly injectable medication approved by the FDA for the treatment of alcohol dependence in April 2006 and for the prevention of relapse to opioid dependence, following opioid detoxification, in October 2010. The medication uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every four weeks. We developed, and currently market and sell, VIVITROL in the U.S., and Cilag GmbH International sells VIVITROL in Russia and the Commonwealth of Independent States. The Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence in 2008 and for the treatment of opioid dependence in 2011.

Key Development Programs

We also have several proprietary product candidates in various stages of development, as discussed below.

Aripiprazole Lauroxil

Aripiprazole lauroxil is an injectable atypical antipsychotic with one-month and two-month formulations in development for the treatment of schizophrenia. Once in the body, aripiprazole lauroxil converts into aripiprazole, which is commercially available under the name ABILIFY. As a long-acting investigational medication based on our proprietary LinkeRx technology, aripiprazole lauroxil is designed to have multiple dosing options and to be administered in a ready-to-use, pre-filled product format. Aripiprazole lauroxil is our first product candidate to leverage our proprietary LinkeRx technology.

In April 2014, we announced positive topline results from a randomized, double-blind, placebo-controlled phase 3 clinical trial of aripiprazole lauroxil in patients with schizophrenia and presented the comprehensive data from the phase 3 study in June 2014. In August 2014, we announced submission of an NDA to the FDA for aripiprazole lauroxil for the treatment of schizophrenia. In October 2014, we announced that the FDA had accepted for filing the NDA for aripiprazole lauroxil, with a Prescription Drug User Fee Act (“PDUFA”) date of August 22, 2015.

We expect to commence clinical testing of aripiprazole lauroxil two-month, a new product candidate for the treatment of schizophrenia, by the end of 2014. If approved, aripiprazole lauroxil would be the first and only long-acting atypical antipsychotic medication dosed every two months.

Samidorphan /ALKS 33

Samidorphan, formerly referred to as ALKS 33, is a proprietary oral opioid modulator characterized by limited hepatic metabolism and durable pharmacologic activity in modulating brain opioid receptors. A phase 2 study of samidorphan in alcohol dependence was completed, and samidorphan is currently being evaluated as a component of ALKS 5461 and ALKS 3831.

ALKS 5461

ALKS 5461 is a proprietary combination of samidorphan and buprenorphine that we are developing for the treatment of major depressive disorder (“MDD”) in patients who have an inadequate response to standard antidepressant therapies. An oral investigational medicine, ALKS 5461 acts as a balanced neuromodulator in the brain and represents a new approach with a novel mechanism of action for treating MDD. In March 2014, we announced the initiation of the pivotal clinical development program for ALKS 5461. The comprehensive pivotal program, named FORWARD (Focused On Results With A Rethinking of Depression), includes a total of 12 studies, including three core phase 3 efficacy studies and nine supportive studies. We announced initiation of two core efficacy studies in June 2014, and announced initiation of the third core efficacy study in July 2014. The core efficacy studies are designed to evaluate the safety and efficacy of ALKS 5461 as adjunctive treatment in patients with MDD and incorporate sophisticated design features. The FORWARD pivotal program will include studies to evaluate the long-term safety, dosing, pharmacokinetic profile and human abuse liability of ALKS 5461. The three core efficacy studies will utilize state-of-the-art methodologies intended to reduce the impact of clinically meaningful placebo response. Data from these three core efficacy studies are expected in 2016. In October 2013, the FDA granted Fast Track status for ALKS 5461 for the adjunctive treatment of MDD in patients with inadequate response to standard antidepressant therapies.

ALKS 3831

ALKS 3831 is a novel, proprietary investigational medicine designed as a broad-spectrum antipsychotic for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan in combination with the established antipsychotic drug olanzapine, which is generally available under the name ZYPREXA. ALKS 3831 is designed to attenuate olanzapine-induced metabolic side effects, including weight gain, and to have utility in the treatment of schizophrenia in patients with alcohol use. In September 2014, we announced completion of patient enrollment in an ongoing phase 2 study designed to assess ALKS 3831’s efficacy, safety and tolerability in the treatment of schizophrenia and its attenuation of weight gain, compared to olanzapine, and we expect topline results from this study in early 2015. In June 2014, we announced initiation of a second phase 2 study which is a randomized, double-blind, active-controlled study that will assess ALKS 3831’s efficacy, safety and tolerability in treating schizophrenia in patients with alcohol use, compared to olanzapine. We expect topline results from this study in mid-2017.

ALKS 8700

ALKS 8700 is an oral, novel and proprietary monomethyl fumarate (“MMF”) molecule in development for the treatment of MS. ALKS 8700 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA. In July 2014, we announced that we had initiated a randomized, double-blind phase 1 study of ALKS 8700, designed to evaluate the safety, tolerability and pharmacokinetics of several oral formulations of ALKS 8700 compared to both placebo and active control groups. We expect topline results from this study in the first quarter of 2015.

ALKS 7106

ALKS 7106 is our novel, oral opioid analgesic drug candidate designed for the treatment of pain with intrinsically low potential for abuse and overdose death, which are two liabilities associated with opioid analgesics. In August 2014, we announced that we had initiated a randomized, double-blind, placebo-controlled phase 1 study designed to evaluate the safety, tolerability and pharmacokinetics of ALKS 7106. We expect topline results from this study in the first half of 2015.

RDB 1419

RDB 1419 is a proprietary biologic cancer immunotherapy investigational product based on interleukin-2 and its receptors. RDB 1419 was engineered using our proprietary fusion protein technology platform to modulate the natural mechanism of action of a biologic. We expect to conduct Investigational New Drug (“IND”) enabling activities for RDB 1419 in 2014.

Other–Partnered Product Candidates

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

AstraZeneca is developing line extensions for BYDUREON for the treatment of type 2 diabetes, including weekly and monthly suspension formulations using our proprietary technology for extended-release microspheres. AstraZeneca has stated that it expects to file for approval of the BYDUREON once-weekly suspension in the U.S. and EU in 2015.

Patents and Proprietary Rights

In July 2014, we announced that the United States Patent and Trademark Office (“USPTO”) had issued Notices of Allowance, which are issued after the USPTO makes a determination that a patent can be granted from an application, for four of our key development program candidates for the treatment of CNS disorders. Following our announcement of the four Notices of Allowance, the USPTO issued the patents as follows:

Aripiprazole lauroxil: On August 5, 2014, the USPTO issued U.S. Patent No. 8,796,276, entitled “Heterocyclic Compounds for the Treatment of Neurological and Psychological Disorders.” We expect this patent to expire no earlier than June 2030.

ALKS 5461: On September 2, 2014, the USPTO issued U.S. Patent No. 8,822,488, entitled “Compositions of Buprenorphine and μ Antagonists.” We expect this patent to expire no earlier than December 2032.

ALKS 3831: On July 15, 2014, the USPTO issued U.S. Patent No. 8,778,960, entitled “Methods for Treating Antipsychotic-Induced Weight Gain.” We expect this patent to expire no earlier than February 2032.

ALKS 7106: On August 12, 2014, the USPTO issued U.S. Patent No. 8,802,655, entitled “4-Hydroxybenzomorphans.” We expect this patent to expire no earlier than November 2025.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators’ sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues from continuing operations earned in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION	$36.1	$29.2	$6.9	$90.2	$65.8	$24.4
RISPERDAL CONSTA	32.3	33.4	(1.1)	87.9	98.6	(10.7)
AMPYRA/FAMPYRA	16.5	12.6	3.9	56.7	57.1	(0.4)
BYDUREON	10.3	7.0	3.3	26.7	17.1	9.6
RITALIN LA/FOCALIN XR	8.7	9.2	(0.5)	29.4	31.0	(1.6)
Other	28.1	27.2	0.9	82.8	115.7	(32.9)
Manufacturing and royalty revenues	$132.0	$118.6	$13.4	$373.7	$385.3	$(11.6)

The increase in INVEGA SUSTENNA/XEPLION royalty revenues in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION. During the three and nine months ended September 30, 2014, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION were $403.0 million and $1,170.0 million, respectively, as compared to $324.0 million and $898.0 million in the three and nine months ended September 30, 2013, respectively. Under our INVEGA SUSTENNA/XEPLION agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION of: 5% up to the first $250 million in calendar-year net sales; 7% on calendar-year net sales of between $250 million and $500 million; and 9% on calendar-year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, was primarily due to a 13% decrease in royalty revenues. The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, was primarily due to an 11% decrease in manufacturing revenues and an 11% decrease in royalty revenues. The decrease in manufacturing revenues was primarily due to a 7% decrease in our selling price of RISPERDAL CONSTA to Janssen and a 2% decrease in the number of units shipped. Janssen’s end-market sales of RISPERDAL CONSTA were $283.8 million and $892.0 million for the three and nine months ended September 30, 2014, respectively, and $325.4 million and $996.7 million for the three and nine months ended September 30, 2013, respectively. Under our RISPERDAL CONSTA supply and license agreements with Janssen, we earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA and royalty revenues at 2.5% of Janssen’s end-market net sales of RISPERDAL CONSTA.

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 was primarily due to $3.7 million in royalties earned on third-party shipments of AMPYRA to Acorda.

The increase in BYDUREON royalty revenues in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, was due to an increase in end-market sales of BYDUREON by AstraZeneca. During the three and nine months ended September 30, 2014, our estimate of AstraZeneca’s end-market sales of BYDUREON was $125.0 million and $334.3 million, respectively, as compared to $87.6 million and $215.5 million sold under the Bristol-Myers and AstraZeneca diabetes collaboration in the three and nine months ended September 30, 2013, respectively.

Included in other manufacturing and royalty revenues during the nine months ended September 30, 2013 was $30.0 million of IP license revenue unrelated to key development programs.

Product Sales, net

Our product sales, net consist of sales of VIVITROL in the U.S. to wholesalers, a specialty distributor and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net for sales of VIVITROL in the U.S. during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2014	% of Sales	2013	% of Sales	2014	% of Sales	2013	% of Sales
Product sales, gross	$37.9	100.0%	$26.3	100.0%	$95.4	100.0%	$70.9	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(3.5)	(9.2)%	(2.0)	(7.6)%	(7.9)	(8.3)%	(5.3)	(7.5)%
Product discounts	(2.7)	(7.1)%	(1.6)	(6.1)%	(6.8)	(7.1)%	(4.4)	(6.2)%
Chargebacks	(2.9)	(7.7)%	(1.7)	(6.5)%	(6.4)	(6.7)%	(4.7)	(6.6)%
Co-pay assistance	(1.6)	(4.2)%	(1.2)	(4.5)%	(4.5)	(4.7)%	(3.4)	(4.8)%
Product returns	(0.8)	(2.1)%	(0.4)	(1.5)%	(2.2)	(2.3)%	(0.5)	(0.7)%
Other	(0.6)	(1.6)%	(0.2)	(0.8)%	(3.1)	(3.3)%	(1.4)	(2.0)%
Total adjustments	(12.1)	(31.9)%	(7.1)	(27.0)%	(30.9)	(32.4)%	(19.7)	(27.8)%
Product sales, net	$25.8	68.1%	$19.2	73.0%	$64.5	67.6%	$51.2	72.2%

The increase in product sales, gross for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, was due to a 38% and 30% increase in the number of units sold, respectively, as well as a 5% price increase, effective April 1, 2014. The increase in Medicaid rebates, chargebacks and co-pay assistance were all primarily due to the increase in VIVITROL gross product sales. The increase in other adjustments during the nine months ended September 30, 2014 was primarily due to a $1.4 million charge in the three months ended March 31, 2014 against product sales, net, related to a limited VIVITROL recall for a needle clog issue.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
Cost of goods manufactured and sold	$47.3	$45.4	$(1.9)	$129.5	$139.4	$9.9

The decrease in cost of goods manufactured and sold during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to the decrease in the number of RISPERDAL CONSTA units shipped to Janssen and a decrease in shipments of our legacy products. The decrease in shipments of our legacy products is primarily due to decreasing demand from our customers due to generic competition. On April 4, 2013, we approved a restructuring plan at our Athlone, Ireland manufacturing facility consistent with the evolution of our product portfolio and designed to improve operational performance in the future. As a result of the termination of these services, we began a corresponding reduction in headcount of up to 130 employees and we expect that by the end of 2014, our restructuring plan at our Athlone, Ireland manufacturing facility will have been completed.

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

The following table sets forth our external R&D expenses relating to our individual Key Development Programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 5461	$21.1	$1.2	$(19.9)	$52.8	$5.3	$(47.5)
ALKS 3831	10.3	2.3	(8.0)	21.4	4.6	(16.8)
Aripiprazole lauroxil	9.8	17.6	7.8	23.0	32.5	9.5
ALKS 8700	3.8	—	(3.8)	7.6	—	(7.6)
ALKS 7106	1.7	—	(1.7)	5.3	—	(5.3)
Other development programs	5.6	4.2	(1.4)	12.3	13.9	1.6
Total external R&D expenses	52.3	25.3	(27.0)	122.4	56.3	(66.1)
Internal R&D expenses:
Employee-related	19.4	14.4	(5.0)	56.2	41.5	(14.7)
Depreciation	2.1	2.1	—	6.2	5.8	(0.4)
Occupancy	1.8	2.2	0.4	5.2	4.9	(0.3)
Other	2.7	1.9	(0.8)	7.6	6.7	(0.9)
Total internal R&D expenses	26.0	20.6	(5.4)	75.2	58.9	(16.3)
Research and development expenses	$78.3	$45.9	$(32.4)	$197.6	$115.2	$(82.4)

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

The increase in expenses related to ALKS 5461 was the result of the initiation and start-up activities associated with the multiple phase 3 studies in 2014. The increase in expenses related to the ALKS 3831 program was due to an ongoing phase 2 study, initiated in July 2013, and the initiation of a second phase 2 study in June 2014 to investigate the potential utility of ALKS 3831 for patients with schizophrenia exacerbated by alcohol use disorders. ALKS 8700 and ALKS 7106 were added to our key development program portfolio in 2013 and we initiated phase 1 studies for these programs in July 2014 and August 2014, respectively. Expenses incurred under the samidorphan development program, which was formerly referred to as ALKS 33, and the RDB 1419 development program were not material in the three and nine months ended September 30, 2014 and 2013. The increase in employee-related expenses was primarily due to an increase in headcount and share-based compensation expense.

Selling, General and Administrative Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
Selling, general and administrative expense	$51.9	$39.5	$(12.4)	$145.1	$107.1	$(38.0)

The increase in selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, was primarily due to an $8.8 million increase in professional service fees and marketing expenses. The increases in professional service fees and marketing expenses were primarily due to prelaunch activities for aripiprazole lauroxil, as we submitted our NDA to the FDA in August 2014.

The increase in SG&A expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, was primarily due to an $18.6 million increase in professional service fees and marketing expenses and a $15.7 million increase in employee-related expenses. The increases in professional service fees and marketing expenses were primarily due to prelaunch activities for aripiprazole lauroxil and increased marketing activities related to VIVITROL. The increase in employee-related expenses is primarily related to an increase in share-based compensation of $9.2 million, which is primarily due to recent equity grants being awarded with higher grant-date fair values than older grants due to the increase in our stock price, and an increase in labor and benefit expenses of $5.8 million due to an increase in headcount.

We expect SG&A expenses to continue to increase in 2015 as launch planning activities accelerate for aripiprazole lauroxil.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
Amortization of acquired intangible assets	$15.2	$12.9	$(2.3)	$42.9	$35.9	$(7.0)

The intangible assets being amortized in the three and nine months ended September 30, 2014 and 2013 were acquired as part of the acquisition of Elan Drug Technologies (“EDT”) in September 2011. In connection with the acquisition of EDT, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which were expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2014 is expected to be approximately $60.0 million, $65.0 million, $70.0 million, $70.0 million and $70.0 million in the years ending December 31, 2014 through 2018, respectively.

Other (Expense) Income, Net

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
Interest income	$0.5	$0.3	$0.2	$1.4	$0.6	$0.8
Interest expense	(3.4)	(3.5)	0.1	(10.1)	(18.4)	8.3
Gain on sale of investment in Acceleron Pharma Inc.	—	—	—	15.3	—	15.3
Gain on sale of property, plant and equipment	—	—	—	12.3	—	12.3
Other (expense) income, net	(0.8)	(0.5)	(0.3)	(2.3)	(0.4)	(1.9)
Total other (expense) income, net	$(3.7)	$(3.7)	$—	$16.6	$(18.2)	$34.8

The decrease in interest expense in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to an amendment of our long-term debt in February 2013, which resulted in a $7.5 million charge to interest expense during the nine months ended September 30, 2013. During the three months ended June 30, 2014, we sold our investment in Acceleron, which consisted of equity securities, resulting in a realized gain of $15.3 million. Also, during the three months ended June 30, 2014, we sold certain of our land, buildings and equipment at our Athlone, Ireland facility that had a carrying value of $2.2 million, in exchange for $17.5 million and recorded a gain of $12.3 million, as $3.0 million of the sale proceeds were placed in escrow pending the completion of certain additional services we are obligated to perform.

In October 2014, Civitas was acquired by Acorda Therapeutics, Inc. (“Acorda”) for approximately $525.0 million. As a result of this transaction, we received $30.0 million for the sale of certain commercial-scale pulmonary manufacturing equipment used by Civitas. We also received $27.2 million and will receive an additional $2.3 million, subject to release of all amounts held in escrow, for our approximate 6% equity interest in Civitas.

Income Tax Provision

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
Income tax provision	$3.5	$0.2	$(3.3)	$5.8	$7.8	$2.0

The income tax provision in the three and nine months ended September 30, 2014 primarily relates to U.S. federal and state taxes on income earned in the U.S., partially offset by deferred tax benefits in Ireland. The income tax provision for the three and nine months ended September 30, 2013 relates primarily to U.S. federal and state taxes on income, partially offset by a $3.0 million discrete tax benefit from the settlement of uncertain tax benefits.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2014	2013
Cash and cash equivalents	$136.2	$167.6
Investments — short-term	436.4	194.6
Investments — long-term	143.7	87.8
Total cash, cash equivalents and investments	$716.3	$450.0
Working capital	$702.8	$469.2
Outstanding borrowings — current and long-term	$359.6	$364.3

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

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Cash and cash equivalents, beginning of period	$167.6	$135.9
Cash (used in) provided by operating activities	(2.5)	109.4
Cash used in investing activities	(309.5)	(119.9)
Cash provided by financing activities	280.6	48.1
Cash and cash equivalents, end of period	$136.2	$173.5

The decrease in cash flows provided by operating activities in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to a decrease in cash provided by net (loss) income of $94.0 million and an increase in cash used for working capital of $17.9 million. The decrease in cash provided from net (loss) income was partially due to a $60.6 million net loss in the nine months ended September 30, 2014, as compared to $2.6 million of net income in the prior period. The increase in cash used in working capital was primarily due to a decrease in cash provided by accounts receivable of $8.9 million and an increase in cash used for inventory, prepaid expenses and other assets of $15.2 million, partially offset by an increase in cash provided by accounts payable and accrued expenses of $6.2 million.

The increase in cash flows used in investing activities in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to an increase in the net purchase of investments of $202.2 million, partially offset by an increase in proceeds from the sale of property, plant and equipment of $14.2 million. The proceeds from the sale of property, plant and equipment was primarily related to the sale of certain of our land, buildings and equipment at our Athlone, Ireland facility.

The increase in cash flows provided by financing activities in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to the sale of approximately 5.9 million ordinary shares, through a registered direct offering to the Invesco Funds, for gross proceeds of $250.0 million and a $10.0 million increase in the excess tax benefit from share-based compensation. This was partially offset by a $23.4 million decrease in cash received from our employees upon the exercise of stock awards and a $4.0 million increase in employee taxes paid related to the net share settlement of equity awards.

Our investments at September 30, 2014 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments — short-term	$436.2	$0.3	$(0.1)	$436.4
Investments — long-term available-for-sale	142.4	—	(0.2)	142.2
Investments — long-term held-to-maturity	1.5	—	—	1.5
Total	$580.1	$0.3	$(0.3)	$580.1

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more-likely-than-not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2014, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

At September 30, 2014 and December 31, 2013, none and $1.5 million of our investments were valued using Level 3 inputs, respectively. The investments valued at Level 3 consisted of warrants to purchase the common stock of Acceleron, which were sold during the three months ended June 30, 2014. Level 3 inputs are unobservable and are significant to the overall fair value measurement and require a significant degree of judgment.

Borrowings

At September 30, 2014, our borrowings consisted of $361.5 million outstanding under our Term Loan Facility. Refer to Note 10, Long-Term Debt, within Part II, Item 8 of our Transition Report, for a discussion of our outstanding term loans.

Contractual Obligations

Refer to Part II, Item 7 of our Transition Report in the “Contractual Obligations” section for a discussion of our contractual obligations. With the exception of our agreement with Fountain as disclosed in footnote 3, Investments, our contractual obligations as of September 30, 2014 have not materially changed from the date of that report.

Off-Balance Sheet Arrangements

At September 30, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, we are currently involved in various Paragraph IV lawsuits in the U.S. and other proceedings outside of the U.S. involving our patents in respect of FOCALIN XR, TRICOR, MEGACE ES, AMPYRA and ZOHYDRO ER. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Transition Report. For a further discussion of our Risk Factors, refer to Part I, Item 1A — “Risk Factors” of our Transition Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2014. As of September 30, 2014, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

Item 5. Other Information

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended September 30, 2014, Messrs. James M. Frates and Gordon G. Pugh, each an executive officer of the Company, entered into trading plans in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 29, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment No. 3 and Waiver, dated as of May 22, 2013, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, as further amended as of February 14, 2013 among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from Alkermes plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.