Form 10-Q
period 2015-03-31
Alkermes plc.
filed 2015-04-30
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 24, 2015 was 148,630,697 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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
•

our expectations regarding the financial impact related to the sale of our Gainesville, GA facility and the related manufacturing and royalty revenue associated with products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (herein referred to as the “Gainesville Transaction”);

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

Actual results might differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-Q because these forward-looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. For more information regarding the risks and uncertainties of our business, see ‘‘Item 1A—Risk Factors’’ of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) and any subsequent reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, information contained in this Form 10-Q concerning the disorders targeted by our products and the markets in which we operate is based on information from various third-party sources (including, without limitation, industry publications, medical and clinical journals and studies, surveys and forecasts) as well as our internal research. Our internal research involves assumptions that we have made, which we believe are reasonable, based on data from those and other similar sources and on our knowledge of the markets for our marketed and development products. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. These projections, assumptions and estimates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in ‘‘Item 1A—Risk Factors’’ of our Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates included in this Form 10-Q.

Note Regarding Company

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” “the Company,” ‘‘us,’’ ‘‘we’’ and ‘‘our’’) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of commercial drug products and a clinical pipeline of product candidates that address central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis.

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and registration applications (“TM”), including LinkeRx®, NanoCrystal® and VIVITROL®. The following are trademarks of the respective companies listed: ABILIFY®— Otsuka Pharmaceutical Co., Ltd.; AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc.; BIDILTM—Arbor Pharmaceuticals, LLC; BYDUREON® and BYETTA®—Amylin Pharmaceuticals, LLC; INVEGA® SUSTENNA®, XEPLION®, and RISPERDAL® CONSTA®—Johnson & Johnson Corp. (or its affiliate); MEGACE®—E.R. Squibb & Sons, LLC; RITALIN LA® and FOCALIN XR®—Novartis AG; TECFIDERA®—Biogen Idec MA Inc.; TRICOR®—Fournier Industrie et Sante Corporation; VERELAN®—Recro Technologies, LLC; ZOHYDRO® ER—Zogenix, Inc.; and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and
	per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209,313	$224,064
Investments — short-term	538,151	407,102
Receivables, net	141,978	151,551
Inventory	49,139	51,357
Prepaid expenses and other current assets	50,768	29,289
Deferred tax assets — current	14,199	13,430
Total current assets (includes $23.1 million held for sale at March 31, 2015)	1,003,548	876,793
PROPERTY, PLANT AND EQUIPMENT, NET	268,760	265,740
INTANGIBLE ASSETS—NET	464,192	479,412
GOODWILL	94,212	94,212
INVESTMENTS—LONG-TERM	58,249	170,480
OTHER ASSETS	35,813	34,635
TOTAL ASSETS (includes $105.2 million held for sale at March 31, 2015)	$1,924,774	$1,921,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,181	$121,258
Long-term debt—short-term	6,750	6,750
Deferred revenue—short-term	2,286	2,574
Total current liabilities (includes $3.1 million held for sale at March 31, 2015)	114,217	130,582
LONG-TERM DEBT	349,638	351,220
DEFERRED TAX LIABILITIES, NET—LONG-TERM	16,788	18,918
OTHER LONG-TERM LIABILITIES	12,135	11,914
DEFERRED REVENUE—LONG-TERM	11,577	11,801
Total liabilities (includes $6.6 million held for sale at March 31, 2015)	504,355	524,435
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 149,550,933 and 148,545,150 shares issued; 148,479,822 and 147,538,519 shares outstanding at March 31, 2015, and December 31, 2014, respectively	1,492	1,482
Treasury shares, at cost (1,071,111 and 1,006,631 shares at March 31, 2015 and December 31, 2014, respectively)	(36,746)	(32,052)
Additional paid-in capital	2,001,312	1,942,878
Accumulated other comprehensive loss	(2,646)	(3,136)
Accumulated deficit	(542,993)	(512,335)
Total shareholders’ equity	1,420,419	1,396,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,924,774	$1,921,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except
	per share amounts)
REVENUES:
Manufacturing and royalty revenues	$128,744	$111,280
Product sales, net	31,137	17,079
Research and development revenue	1,333	1,853
Total revenues	161,214	130,212
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	39,974	38,839
Research and development	70,278	52,140
Selling, general and administrative	63,050	42,550
Amortization of acquired intangible assets	15,220	12,576
Total expenses	188,522	146,105
OPERATING LOSS	(27,308)	(15,893)
OTHER EXPENSE, NET:
Interest income	660	511
Interest expense	(3,288)	(3,356)
Other expense, net	(211)	(1,850)
Total other expense, net	(2,839)	(4,695)
LOSS BEFORE INCOME TAXES	(30,147)	(20,588)
PROVISION FOR INCOME TAXES	510	3,766
NET LOSS	$(30,657)	$(24,354)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.21)	$(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	148,089	143,358
COMPREHENSIVE LOSS:
Net loss	$(30,657)	$(24,354)
Unrealized gains (losses) on marketable securities, net of tax:
Holding gains (losses), net of tax of $209 and $1,453, respectively	489	(2,531)
Unrealized gains (losses) on marketable securities	489	(2,531)
COMPREHENSIVE LOSS	$(30,168)	$(26,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,657)	$(24,354)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	22,487	22,553
Share-based compensation expense	17,329	13,420
Excess tax benefit from share-based compensation	(4,744)	(7,163)
Deferred income taxes	(4,301)	(4,916)
Other non-cash charges	(145)	3,702
Changes in assets and liabilities:
Receivables	9,572	11,000
Inventory, prepaid expenses and other assets	3,021	(13,678)
Accounts payable and accrued expenses	(10,303)	(3,084)
Deferred revenue	(328)	(965)
Other long-term liabilities	146	13
Cash flows provided by (used in) operating activities	2,077	(3,472)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(10,710)	(5,685)
Proceeds from the sale of equipment	41	—
Purchases of investments	(117,047)	(351,489)
Sales and maturities of investments	98,927	84,500
Cash flows used in investing activities	(28,789)	(272,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares, net	—	248,406
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	13,598	11,028
Excess tax benefit from share-based compensation	4,744	7,163
Employee taxes paid related to net share settlement of equity awards	(4,693)	—
Principal payments of long-term debt	(1,688)	(1,688)
Cash flows provided by financing activities	11,961	264,909
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,751)	(11,237)
CASH AND CASH EQUIVALENTS—Beginning of period	224,064	167,562
CASH AND CASH EQUIVALENTS—End of period	$209,313	$156,325
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$3,090	$787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of commercial drug products and a clinical pipeline of product candidates that address central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; a research and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Alkermes, which are contained in the Company’s Annual Report, which has been filed with the SEC. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies within the “Notes to Consolidated Financial Statements” accompanying its Annual Report. Intercompany accounts and transactions have been eliminated.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

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

In April 2014, the FASB adopted guidance that amends the requirements for reporting discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Currently, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The Company adopted this guidance on January 1, 2015.

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

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. The guidance becomes effective for the Company in its year ending December 31, 2016 and is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. To simplify presentation of debt issue costs, the amendments require that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for the Company in its year ending December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

3. DIVESTITURE

On March 7, 2015, the Company entered into a definitive agreement to sell the Gainesville, GA facility,  the related manufacturing and royalty revenue associated with products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC (together with Recro, the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

“Purchasers”). The sale was completed on April 10, 2015 at which time, under the terms of the agreement, the Purchasers made an initial cash payment of $50.0 million, and issued warrants to purchase an aggregate of 350,000 shares of Recro common stock at a per share exercise price of $19.46, which was two times the closing price of Recro’s common stock on the day prior to closing. The Company is also eligible to receive low double digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and parenteral forms of Meloxicam.

The Company determined that the assets and liabilities sold as part of sale of the Gainesville Transaction qualified as held for sale at February 28, 2015. During the three months ended March 31, 2015, the Gainesville Transaction generated income before income taxes of $5.2 million. The Company estimated the consideration received on the sale of the Gainesville Transaction to be $111.0 million at April 10, 2015. The following is a summary of the assets and liabilities considered held for sale in the accompanying condensed consolidated balance sheet:

March 31, 2015
(In thousands)
Assets:
Receivables, net	$11,579
Inventory	10,763
Prepaid expenses and other current assets	726
Total current assets	23,068
Property, plant and equipment, net	38,275
Intangible assets, net	42,541
Goodwill	1,347
Total assets	$105,231

Liabilities:
Accounts payable and accrued expenses	$2,561
Deferred revenue—short-term	520
Total current liabilities	3,081
Deferred revenue—long-term	3,490
Total liabilities	$6,571

The Company determined that the sale of assets in connection with the Gainesville Transaction did not constitute a strategic shift, and that it did not and will not have a major effect on its operations and financial results. Accordingly, the operations from the Gainesville Transaction are not reported in discontinued operations.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
	(In thousands)
March 31, 2015
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$310,469	$353	$(10)	$—	$310,812
Corporate debt securities	182,014	137	(60)	—	182,091
International government agency debt securities	45,215	37	(4)	—	45,248
Total short-term investments	537,698	527	(74)	—	538,151
Long-term investments:
Available-for-sale securities:
Corporate debt securities	28,001	—	(26)	—	27,975
U.S. government and agency debt securities	26,090	—	(6)	(4)	26,080
International government agency debt securities	2,575	—	—	—	2,575
	56,666	—	(32)	(4)	56,630
Held-to-maturity securities:
Certificates of deposit	1,619	—	—	—	1,619
Total long-term investments	58,285	—	(32)	(4)	58,249
Total investments	$595,983	$527	$(106)	$(4)	$596,400
December 31, 2014
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$226,387	$88	$(15)	$—	$226,460
Corporate debt securities	140,900	26	(66)	—	140,860
International government agency debt securities	39,774	13	(5)	—	39,782
Total short-term investments	407,061	127	(86)	—	407,102
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	100,429	—	(196)	(40)	100,193
Corporate debt securities	61,187	—	(84)	—	61,103
International government agency debt securities	7,568	—	(2)	(1)	7,565
	169,184	—	(282)	(41)	168,861
Held-to-maturity securities:
Certificates of deposit	1,619	—	—	—	1,619
Total long-term investments	170,803	—	(282)	(41)	170,480
Total investments	$577,864	$127	$(368)	$(41)	$577,582

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Proceeds from the sales and maturities of marketable securities	$98,927	$84,500
Realized gains	$11	$—
Realized losses	$—	$(3)

The Company’s available-for-sale and held-to-maturity securities at March 31, 2015 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$334,207	$334,234	$1,619	$1,619
After 1 year through 5 years	260,157	260,547	—	—
Total	$594,364	$594,781	$1,619	$1,619

At March 31, 2015, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities and corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 10% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method.  At March 31, 2015, the Company had made payments of, and its investment is equal to, $1.1 million (€0.8 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2015, the Company recorded a reduction in its investment in Fountain of less than $0.1 million, which represented the Company’s proportional share of Fountain’s net loss for this period.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
(In thousands)	2015	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$336,892	$191,186	$145,706	$—
Corporate debt securities	210,066	—	210,066	—
International government agency debt securities	47,823	—	47,823	—
Total	$594,781	$191,186	$403,595	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

	December 31,
	2014	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$326,653	$189,030	$137,623	$—
Corporate debt securities	201,963	—	201,963	—
International government agency debt securities	47,347	—	47,347	—
Total	$575,963	$189,030	$386,933	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between the fair value hierarchies during the three months ended March 31, 2015.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s condensed consolidated balance sheets consisted of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% (“Term Loan B-1”) and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor (“Term Loan B-2” and together with Term Loan B-1, the “Term Loan Facility”). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future, was as follows at March 31, 2015:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$290,821	$292,225
Term Loan B-2	$65,567	$65,379

6. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Raw materials	$19,337	$21,101
Work in process	15,195	14,824
Finished goods	14,607	15,432
Total inventory	$49,139	$51,357

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Land	$8,163	$8,163
Building and improvements	149,479	149,158
Furniture, fixture and equipment	230,044	225,834
Leasehold improvements	12,971	12,971
Construction in progress	45,476	39,774
Subtotal	446,133	435,900
Less: accumulated depreciation	(177,373)	(170,160)
Total property, plant and equipment, net	$268,760	$265,740

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

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Three Months Ended
		March 31, 2015
	Weighted	Gross
	Amortizable	Carrying	Accumulated	Net Carrying
(In thousands)	Life	Amount	Amortization	Amount
Goodwill		$94,212	$—	$94,212
Finite-lived intangible assets:
Collaboration agreements	12	$499,700	$(139,776)	$359,924
NanoCrystal technology	13	74,600	(14,483)	60,117
OCR technologies	12	66,300	(22,149)	44,151
Total		$640,600	$(176,408)	$464,192

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at March 31, 2015 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $60.0 million and $55.0 million in the years ending December 31, 2015 through 2019, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Accounts payable	$25,293	$32,335
Accrued compensation	18,346	36,854
Accrued product reserves	17,300	12,607
Accrued restructuring	1,443	2,004
Accrued other	42,799	37,458
Total accounts payable and accrued expenses	$105,181	$121,258

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

As a result of the termination of these services, the Company also implemented a corresponding reduction in headcount of up to 130 employees. In connection with this restructuring plan, during the twelve months ended March 31, 2013, the Company recorded a restructuring charge of $12.3 million, which consisted of severance and outplacement services. The Company has paid in cash $11.3 million and recorded an adjustment of $0.1 million due to changes in foreign currency since inception of this restructuring plan.

Restructuring activity during the three months ended March 31, 2015 was as follows:

Severance and
(In thousands)	Outplacement Services
Balance, January 1, 2015	$1,328
Payments	(255)
Adjustments	(137)
Balance, March 31, 2015	$936

At March 31, 2015 and December 31, 2014, this restructuring accrual was included within “Accounts payable and accrued expenses,” in the accompanying condensed consolidated balance sheets.

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Term Loan B-1, due September 25, 2019	$290,821	$291,476
Term Loan B-2, due September 25, 2016	65,567	66,494
Total	356,388	357,970
Less: current portion	(6,750)	(6,750)
Long-term debt	$349,638	$351,220

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cost of goods manufactured and sold	$2,017	$2,310
Research and development	4,457	3,403
Selling, general and administrative	10,855	7,707
Total share-based compensation expense	$17,329	$13,420

At March 31, 2015 and December 31, 2014, $0.6 million and $0.8 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

13.  LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the calculation of diluted loss per ordinary share, the Company uses the weighted average number of ordinary shares outstanding, as adjusted for the effect of potential outstanding shares, including stock options and restricted stock units.

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Numerator:
Net loss	$(30,657)	$(24,354)
Denominator:
Weighted average number of ordinary shares outstanding	148,089	143,358
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Dilutive ordinary share equivalents	—	—
Shares used in calculating diluted loss per share	148,089	143,358

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Stock options	8,731	9,342
Restricted stock units	2,206	1,763
Total	10,937	11,105

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

14. INCOME TAXES

The Company recorded an income tax provision of $0.5 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively. The income tax provision in the three months ended March 31, 2015 and 2014 primarily relates to U.S. Federal and state taxes on income.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At March 31, 2015, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets.  The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction by jurisdiction basis.

15. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For example, the Company is currently involved in various Paragraph IV lawsuits in the U.S. and other proceedings outside of the U.S. involving its patents in respect of TRICOR, MEGACE ES and AMPYRA. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, cash flows and results of operations.

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

Executive Summary

Net loss for the three months ended March 31, 2015 was $30.7 million, or $0.21 per ordinary share— basic and diluted, as compared to a net loss of $24.4 million, or $0.17 per ordinary share— basic and diluted, for the three months ended March 31, 2014. Revenues increased by $31.0 million, driven by a $15.9 million increase in manufacturing and royalty revenue earned on AMPYRA/FAMPYRA and a $14.0 million increase in VIVITROL net sales. These increases were offset by an $18.1 million increase in R&D expense and a $20.5 million increase in selling, general and administrative (“SG&A”) expense. These items are discussed in greater detail later in Results of Operations.

On March 7, 2015, we entered into a definitive agreement to sell our Good Manufacturing Practices (“GMP”) facility in Gainesville, GA, which we acquired in 2011 as part of our business combination with Elan Drug Technologies (“EDT”); the related manufacturing and royalty revenue associated with products manufactured at this facility including RITALIN LA, FOCALIN XR, VERELAN , ZOHYDRO ER, and BIDIL; the IV/IM and parenteral formulations of Meloxicam, a nonsteroidal anti-inflammatory drug, which has completed multiple phase 2 trials for the management of moderate-to-severe acute pain, as well as related technology.

The sale was completed on April 10, 2015, at which time the Purchasers made an initial cash payment of $50.0 million and issued warrants to purchase an aggregate of 350,000 shares of Recro common stock at a per share exercise price of $19.46, which was two times the closing price of Recro’s common stock on the day prior to closing. We are also eligible to receive low double digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and parenteral forms of Meloxicam.

Products

Marketed Products

Our key marketed products, which are discussed below, are expected to generate significant revenues for us. They possess long patent lives and, we believe, are singular or competitively advantaged products in their class. Refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for our marketed products. We expect revenues from our other marketed products, taken together, to decrease in the future due to existing and expected competition from generic manufacturers.

RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION

RISPERDAL CONSTA (risperidone long-acting injection) and INVEGA SUSTENNA/XEPLION (paliperidone palmitate extended-release injectable suspension) are long-acting atypical antipsychotics that incorporate our proprietary technologies and are marketed and sold by Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”).

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

INVEGA SUSTENNA is approved in the U.S. for the acute and maintenance treatment of schizophrenia and, as of November 2014, for the treatment of schizoaffective disorder as either a monotherapy or adjunctive therapy. Paliperidone palmitate extended-release injectable suspension is approved in the European Union ("EU") and other countries worldwide for the treatment of schizophrenia and is marketed and sold under the trade name XEPLION. INVEGA SUSTENNA/XEPLION uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA/XEPLION is manufactured and commercialized worldwide by Janssen.

AMPYRA/FAMPYRA

AMPYRA/FAMPYRA is the first treatment approved in the U.S. and in over 50 countries across Europe, Asia and the Americas to improve walking in adults with multiple sclerosis (“MS”) who have walking disability, as demonstrated by an increase in walking speed. Extended-release dalfampridine tablets are marketed and sold by Acorda in the U.S. under the trade name AMPYRA and by Biogen Idec (“Biogen”) outside the U.S. under the trade name FAMPYRA. In July 2011, the European Medicines Agency ("EMA") conditionally approved FAMPYRA in the EU for the improvement of walking in adults with MS. This authorization was renewed as of May 2014. AMPYRA and FAMPYRA incorporate our oral controlled-release technology. AMPYRA and FAMPYRA are manufactured by us.

BYDUREON

BYDUREON (exenatide extended-release for injectable suspension) is approved in the U.S. and the EU for the treatment of type 2 diabetes. From August 2012 until February 2014, Bristol-Myers Squibb Company ("Bristol-Myers") and AstraZeneca plc (“AstraZeneca”) co-developed and marketed BYDUREON through their diabetes collaboration. In February 2014, AstraZeneca assumed sole responsibility for the development and commercialization of BYDUREON. BYDUREON, a once-weekly formulation of exenatide, the active ingredient in BYETTA, uses our polymer-based microsphere injectable extended-release technology. BYDUREON is manufactured by AstraZeneca.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly injectable medication approved in the U.S. and Russia for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every four weeks. We developed, and currently market and sell, VIVITROL in the U.S., and Cilag GmbH International sells VIVITROL in Russia and the Commonwealth of Independent States.

Key Development Programs

We also have several proprietary product candidates in various stages of development, as discussed below. Refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for our development products.

Aripiprazole Lauroxil

Aripiprazole lauroxil is an injectable atypical antipsychotic with one-month and extended-duration formulations in development for the treatment of schizophrenia. Once in the body, aripiprazole lauroxil converts into aripiprazole, which is commercially available under the name ABILIFY. As a long-acting investigational medication based on our proprietary LinkeRx technology, aripiprazole lauroxil is designed to have multiple dosing options and to be administered in a ready-to-use, pre-filled product format. In August 2014, we submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for aripiprazole lauroxil for the treatment of schizophrenia. The FDA accepted our application for filing in October 2014, and granted us a Prescription Drug User Fee Act date of August 22, 2015.

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

In January 2015, we announced topline results from FORWARD-1, one of a series of supportive clinical studies in the FORWARD phase 3 pivotal program designed to evaluate the safety and tolerability of two titration schedules of ALKS 5461. Data from FORWARD-1 confirmed the safety and tolerability of ALKS 5461 in both titration schedules evaluated—one-week and two-week dose escalation schedules. These findings were consistent with the safety and tolerability profile seen in the phase 2 study of ALKS 5461 completed in 2013. In addition, the exploratory efficacy analyses showed that ALKS 5461 reduced depressive symptoms from baseline in patients who received either of the two titration schedules. These data support the one-week titration schedule being utilized in the on-going core phase 3 efficacy studies in the FORWARD program.

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

In January 2015, we announced data from the phase 2 study of ALKS 3831 designed to assess the efficacy, safety and tolerability of ALKS 3831 in the treatment of schizophrenia and its attenuation of weight gain, compared to olanzapine. ALKS 3831 met the primary endpoint of the study, demonstrating equivalence to olanzapine in reduction from baseline in Positive and Negative Syndrome Scale (“PANSS”) total scores at week 12. Results showed that ALKS 3831 also met the secondary endpoint of demonstrating a lower mean percent weight gain compared to olanzapine at week 12 in the full study population, and a lower mean percent weight gain compared to olanzapine at week 12 in a pre-specified subset of patients who gained weight during the one-week olanzapine lead-in.

In April 2015, we announced data from the completed, six-month, randomized, dose-ranging phase 2 study of ALKS 3831. Patients who received ALKS 3831 during the first phase of the study, which lasted for three months, continued to receive the same dose of ALKS 3831, and patients who had received olanzapine during the first phase were switched to ALKS 3831. Data from the completed study supported and extended the initial positive results showing ALKS 3831’s favorable efficacy and mean weight gain profile and demonstrated for the first time that switching patients from olanzapine to ALKS 3831 resulted in a cessation of mean weight gain. Based on the positive results from our phase 2 studies, we plan to request an end-of-phase 2 meeting with the FDA and to advance ALKS 3831 into a pivotal development program in 2015.

ALKS 8700

ALKS 8700 is an oral, novel and proprietary monomethyl fumarate ("MMF") molecule in development for the treatment of MS. ALKS 8700 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA. In February 2015, we announced positive topline results from a phase 1, randomized, double-blind clinical study of ALKS 8700, designed to evaluate the safety, tolerability and single-dose pharmacokinetics of several oral formulations of ALKS 8700 compared to both placebo and active control groups. Based on the positive results from our phase 1 study, we plan to request a meeting with the FDA and advance ALKS 8700 into a pivotal development program in 2015. We have also commenced a study to evaluate the pharmacokinetics of multiple doses of ALKS 8700 in healthy volunteers.

RDB 1450

RDB 1450, formerly referred to as RDB 1419, is our selective effector cell activator (“SECA” TM) that is designed to harness a patient’s immune system to preferentially activate and increase the number of tumor killing immune cells. SECA proteins selectively target immune cells to avoid expansion of immune regulatory cells which interfere with the anti-tumor response. SECA molecules are engineered using our proprietary fusion protein technology platform to modulate the natural mechanism of action of a biologic product. In April 2015, we announced that we plan to initiate a phase 1 clinical study of RDB 1450 in the third quarter of 2015.

ALKS 7119

ALKS 7119 is a novel, proprietary investigational medicine that has a multivalent mechanism of action that acts on key receptors in the brain involved in several CNS diseases, including agitation in Alzheimer’s disease, MDD and others. We intend to file an Investigational New Drug application with the FDA in the second quarter of 2015 and begin phase 1 clinical trials in the third quarter of 2015.

Other Partnered Product Candidates

A phase 3 clinical research program for a three-month formulation of INVEGA SUSTENNA (paliperidone palmitate 3-month formulation), an investigational treatment for symptoms of schizophrenia in adults, was initiated by Janssen Research & Development, LLC in 2012. Janssen submitted an NDA with the FDA for paliperidone palmitate 3-month formulation, and in January 2015, Janssen announced that the FDA granted priority review for the formulation. This investigational product is being developed by Janssen Pharmaceutica N.V., as licensee to our proprietary technology for nanoparticles.

AstraZeneca is developing line extensions for BYDUREON for the treatment of type 2 diabetes, including a weekly suspension formulation using our proprietary technology for extended-release microspheres. AstraZeneca has stated that it expects to file for approval of the BYDUREON once-weekly suspension in the U.S. and EU in 2015.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators' sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2015	2014	(Unfavorable)
Manufacturing and royalty revenues:
AMPYRA/FAMPYRA	$36.5	$20.6	$15.9
INVEGA SUSTENNA/XEPLION	23.7	21.0	2.7
RISPERDAL CONSTA	23.1	28.6	(5.5)
BYDUREON	9.8	7.7	2.1
Other	35.6	33.4	2.2
Manufacturing and royalty revenues	$128.7	$111.3	$17.4

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to an $8.1 million increase in manufacturing revenues and a $7.8 million increase in royalty revenues. The increase in manufacturing revenues was primarily due to a 140% and 51% increase in the amount of FAMPYRA and AMPYRA shipped to Acorda and Biogen, respectively. The increase in royalty revenues was primarily due to a $5.9 million increase in the amount of royalty earned on third-party shipments of AMPYRA to Acorda and the increase in the amount of AMPYRA we shipped to Acorda. Under our AMPYRA supply agreement with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third-party manufacturer. Under our FAMPYRA supply and license agreements with Biogen, we earn manufacturing revenue when FAMPYRA is shipped to Biogen and we earn royalties upon end-market sales of FAMPYRA by Biogen.

The increase in INVEGA SUSTENNA/XEPLION royalty revenues in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION. During the three months ended March 31, 2015, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION were $411.0 million, as compared to $373.0 million in the three months ended March 31, 2014. Under our INVEGA SUSTENNA/XEPLION agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION of: 5% up to the first $250 million in calendar-year net sales; 7% on calendar-year net sales of between $250 million and $500 million; and 9% on calendar-year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to a 18% decrease in royalty revenues. Janssen’s end-market sales of RISPERDAL CONSTA were $254.0 million for the three months ended March 31, 2015, as compared to $310.0 million for the three months ended March 31, 2014. Under our RISPERDAL CONSTA supply and license agreements with Janssen, we earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA and royalty revenues at 2.5% of Janssen’s end-market net sales of RISPERDAL CONSTA.

The increase in BYDUREON royalty revenues in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due to an increase in end-market sales of BYDUREON by AstraZeneca. During the three months ended March 31, 2015, our estimate of AstraZeneca’s end-market sales of BYDUREON was $122.5 million, as compared to $97.3 million sold under the Bristol-Myers and AstraZeneca diabetes collaboration in the three months ended March 31, 2014.

Due to the Gainesville Transaction, we expect our manufacturing and royalty revenue will decrease in the future due to the loss of revenue from the RITALIN LA/FOCALIN XR, VERELAN AND ZOHYDRO ER product franchises. In the year ending December 31, 2015, we expect that the loss of these product franchises will result in an approximate $40.0 million decrease in manufacturing and royalty revenue when compared to the year ended December 31, 2014.

Product Sales, net

Our product sales, net consist of sales of VIVITROL in the U.S. to wholesalers, a specialty distributor and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at

VIVITROL product sales, net for sales of VIVITROL in the U.S. during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In millions)	2015	% of Sales	2014	% of Sales
Product sales, gross	$43.8	100.0%	$25.9	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(3.4)	(7.8)%	(1.6)	(6.2)%
Chargebacks	(3.5)	(8.0)%	(1.5)	(5.8)%
Product discounts	(3.0)	(6.8)%	(1.9)	(7.3)%
Co-pay assistance	(1.5)	(3.4)%	(1.3)	(5.0)%
Product returns	(0.4)	(0.9)%	(0.5)	(1.9)%
Other	(0.9)	(2.1)%	(2.0)	(7.8)%
Total adjustments	(12.7)	(29.0)%	(8.8)	(34.0)%
Product sales, net	$31.1	71.0%	$17.1	66.0%

The increase in product sales, gross for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due to a 49% increase in the number of units sold and a 13% increase in price. The increase in Medicaid rebates and chargebacks were primarily due to the increase in VIVITROL gross product sales and selling price.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2015	2014	(Unfavorable)
Cost of goods manufactured and sold	$40.0	$38.8	$(1.2)

The increase in cost of goods manufactured and sold during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to a 20% increase in cost of goods sold related to VIVITROL in the U.S. due to the increase in the number of units sold during the period. This was partially offset by a 5% decrease in cost of goods manufactured related to RISPERDAL CONSTA, which was primarily due to a 12% decrease in the number of units shipped to Janssen.

Due to the Gainesville Transaction, we expect our cost of goods manufactured will decrease in the future due to the loss of the RITALIN LA/FOCALIN XR, VERELAN AND ZOHYDRO ER product franchises. In the year ending December 31, 2015, we expect that the loss of these products will result in an approximate $25.0 million decrease in cost of goods manufactured when compared to the year ended December 31, 2014.

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

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2015	2014	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 5461	$20.1	$11.0	$(9.1)
Aripiprazole lauroxil	9.1	7.4	(1.7)
ALKS 3831	5.1	5.1	—
ALKS 8700	1.7	1.5	(0.2)
Other development programs	5.1	3.7	(1.4)
Total external expenses	41.1	28.7	(12.4)
Internal R&D expenses:
Employee-related	22.2	17.4	(4.8)
Occupancy	2.2	1.6	(0.6)
Depreciation	1.6	2.1	0.5
Other	3.2	2.3	(0.9)
Total internal R&D expenses	29.2	23.4	(5.8)
Research and development expenses	$70.3	$52.1	$(18.2)

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

The increase in expenses related to ALKS 5461 was the result of the timing of three core phase 3 efficacy studies, long-term safety studies and other supporting studies related to the program. The increase in expenses related to the aripiprazole lauroxil program was primarily due to the initiation of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia. Expenses incurred under the RDB 1450 and ALKS 7119 development programs were not material in the three months ended March 31, 2015 and 2014. The increase in employee-related expenses was primarily due to an increase in headcount and share-based compensation expense.

Selling, General and Administrative Expense

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2015	2014	(Unfavorable)
Selling, general and administrative expense	$63.1	$42.6	$(20.5)

The increase in SG&A expense for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to an $11.0 million increase in employee-related expenses and a $6.7 million increase in professional service fees. The increase in employee-related expenses was primarily due to an increase in labor and benefit expenses of $6.8 million, due to an increase in headcount, and an increase in share-based compensation of $3.2 million, which is primarily due to recent equity grants being awarded with higher grant-date fair values than older grants due to the increase in our stock price. The increase in professional services was primarily due to prelaunch activities for aripiprazole lauroxil and increased marketing activities related to VIVITROL.

We expect SG&A expenses to continue to increase in 2015 as pre-launch planning activities accelerate for aripiprazole lauroxil.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2015	2014	(Unfavorable)
Amortization of acquired intangible assets	$15.2	$12.6	$(2.6)

The intangible assets being amortized in the three months ended March 31, 2015 and 2014 were acquired as part of the acquisition of EDT in September 2011. In connection with the acquisition of EDT, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which were expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2015 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $60.0 million and $55.0 million in the years ending December 31, 2015 through 2019, respectively.

Income Tax Provision

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2015	2014	(Unfavorable)
Provision for income taxes	$0.5	$3.8	$3.3

The income tax provision in the three months ended March 31, 2015 and 2014 primarily relates to U.S. federal and state taxes on income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2015	2014
Cash and cash equivalents	$209.3	$224.0
Investments—short-term	538.2	407.1
Investments—long-term	58.2	170.5
Total cash and investments	$805.7	$801.6
Outstanding borrowings—current and long-term	$356.4	$358.0

Sources and Uses of Cash

We expect that our existing cash and investment balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least the next twelve months. In the event business conditions were to deteriorate, we could rely on borrowings under our Term Loan Facility, which has an incremental facility capacity in an amount of $140.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Cash and cash equivalents, beginning of period	$224.1	$167.6
Cash provided by (used in) operating activities	2.1	(3.5)
Cash used in investing activities	(28.8)	(272.7)
Cash provided by financing activities	11.9	264.9
Cash and cash equivalents, end of period	$209.3	$156.3

The increase in cash flows provided by operating activities in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to an increase in cash received from our customers of $30.2 million, partially offset by an increase in cash paid to our employees of $14.0 million and cash paid to our suppliers of $11.9 million. The increase in cash received from our customers is primarily due to the $31.0 million increase in revenues during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in the amounts paid to our employees and suppliers is primarily due to the increase in our R&D and SG&A expense, as previously discussed.

The decrease in cash flows used in investing activities in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to a decrease in the net purchase of investments of $248.9 million. During the three months ended March 31, 2014, we sold approximately 5.9 million ordinary shares, through a registered direct offering to Invesco Perpetual Income Fund and Invesco Perpetual High Income Fund (the “Invesco Funds”), for gross proceeds of $250.0 million. These proceeds were then used to purchase available-for-sale investments in accordance with our investment objectives. Our investing activity in the three months ended March 31, 2015 was centered on re-investing available-for-sale investments as they mature and investing excess cash generated from operations. The increase in cash used to purchase property, plant and equipment is primarily related to investments in our Wilmington, Ohio manufacturing facility where we will manufacture aripiprazole lauroxil, and computer software.

The decrease in cash flows provided by financing activities in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to the registered direct offering to the Invesco Funds mentioned above.

Our investments at March 31, 2015 consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$537.7	$0.5	$—	$538.2
Investments—long-term available-for-sale	56.7	—	(0.1)	56.6
Investments—long-term held-to-maturity	1.6	—	—	1.6
Total	$596.0	$0.5	$(0.1)	$596.4

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more-likely-than-not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2015, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

At March 31, 2015 and December 31, 2014, none of our investments were valued using Level 3 inputs. Level 3 inputs are unobservable and are significant to the overall fair value measurement and require a significant degree of judgment.

Borrowings

At March 31, 2015, our borrowings consisted of $358.1 million outstanding under our Term Loan Facility. Refer to Note 10, Long-Term Debt, within the “Notes to Consolidated Financial Statements” accompanying our Annual Report, for a discussion of our outstanding term loans.

Contractual Obligations

Refer to Part II, Item 7 of our Annual Report in the "Contractual Obligations" section for a discussion of our contractual obligations. Our contractual obligations as of March 31, 2015 have not materially changed from the date of that report.

Off-Balance Sheet Arrangements

At March 31, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Estimates" within Part II, Item 7 of our Annual Report for a discussion of our critical accounting estimates.

New Accounting Standards

Refer to “New Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2014, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products as well as certain operating costs arising from expenses and payables at our Irish operations that are settled in euro. These foreign currency exchange rate risks are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2014.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, we are currently involved in various Paragraph IV lawsuits in the U.S. and other proceedings outside of the U.S. involving our patents in respect of TRICOR, MEGACE ES and AMPYRA. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report. For a further discussion of our Risk Factors, refer to Part I, Item 1A – “Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2015. As of March 31, 2015, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended March 31, 2015, Messrs. Robert A. Breyer and Paul J. Mitchell, each a director of the Company and Messrs. James M. Frates, Michael J. Landine, Richard F. Pops, Gordon G. Pugh and Mark Stejbach, each an executive officer of the Company, entered into trading plans in accordance with Rule 10b5-1 and the Company's policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Purchase and Sale Agreement, dated March 7, 2015, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Eagle Holdings USA, Inc., Recro Pharma, Inc., and Recro Pharma LLC. (Incorporated by reference to Exhibit 2.1 of the Alkermes plc Current Report on Form 8-K/A filed on April 16, 2015.)*

10.1	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended #†

10.2	Alkermes plc 2011 Stock Option and Incentive Plan, as amended #†

31.1	Rule 13a-14(a)/15d-14(a) Certification. #

31.2	Rule 13a-14(a)/15d-14(a) Certification. #

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from Alkermes plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements. #

*

The schedules to the Purchase and Sale Agreement are not being filed herewith. The Purchase and Sale Agreement contains a list briefly identifying the contents of the schedules to such document. The Company undertakes to furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.  Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

#	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.