Form 10-Q
period 2015-09-30
Alkermes plc.
filed 2015-10-29
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October  26, 2015 was 150,058,055 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
•

our expectations regarding the financial impact related to the sale of our Gainesville, GA facility and the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam and the related contingent consideration (herein referred to as the “Gainesville Transaction”);

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

Actual results might differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-Q because these forward-looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. For more information regarding the risks and uncertainties of our business, see “Part II, Item 1A—Risk Factors” of this Form 10-Q, “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) and any subsequent reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, information contained in this Form 10-Q concerning the disorders targeted by our products and the markets in which we operate is based on information from various third-party sources (including, without limitation, industry publications, medical and clinical journals and studies, surveys and forecasts) as well as our internal research. Our internal research involves assumptions that we have made, which we believe are reasonable, based on data from those and other similar sources and on our knowledge of the markets for our marketed and development products. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information. These projections, assumptions and estimates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part II, Item 1A—Risk Factors” of this

Form 10-Q and “Part I, Item 1A—Risk Factors” of our Annual Report. These and other factors could cause our results to differ materially from those expressed in the estimates included in this Form 10-Q.

Note Regarding Company

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” “the Company,” “us,” “we’’ and “our”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of commercial drug products and a clinical pipeline of product candidates that address central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis.

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ARISTADATM, LinkeRx®, NanoCrystal®, SECATM and VIVITROL®. The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc.; BIDIL®—Arbor Pharmaceuticals, LLC; BYDUREON® and BYETTA®—Amylin Pharmaceuticals, LLC; INVEGA® SUSTENNA®, INVEGA TRINZATM, XEPLION®, and RISPERDAL® CONSTA®—Johnson & Johnson (or its affiliate); MEGACE®—E.R. Squibb & Sons, LLC; RITALIN LA® and FOCALIN XR®—Novartis AG; TECFIDERA®—Biogen MA Inc.; TRICOR®—Abbvie Inc.; VERELAN®—Recro Technology, LLC; ZOHYDRO® ER— Ferrimill Limited; and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,341	$224,064
Investments — short-term	549,420	407,102
Receivables, net	140,987	151,551
Inventory	36,783	51,357
Prepaid expenses and other current assets	33,378	29,289
Deferred tax assets — current	17,514	13,430
Total current assets	1,000,423	876,793
PROPERTY, PLANT AND EQUIPMENT, NET	242,675	265,740
INTANGIBLE ASSETS—NET	393,393	479,412
GOODWILL	92,873	94,212
CONTINGENT CONSIDERATION	60,300	-
INVESTMENTS—LONG-TERM	43,739	170,480
DEFERRED TAX ASSETS — LONG TERM	26,859	8,294
OTHER ASSETS	20,693	26,341
TOTAL ASSETS	$1,880,955	$1,921,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$132,000	$121,258
Long-term debt—short-term	66,712	6,750
Deferred revenue—short-term	1,690	2,574
Total current liabilities	200,402	130,582
LONG-TERM DEBT	286,512	351,220
OTHER LONG-TERM LIABILITIES	13,264	11,914
DEFERRED REVENUE—LONG-TERM	7,477	11,801
DEFERRED TAX LIABILITIES, NET—LONG-TERM	6,495	18,918
Total liabilities	514,150	524,435
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 151,134,022 and 148,545,150 shares issued; 149,853,512 and 147,538,519 shares outstanding at September 30, 2015, and December 31, 2014, respectively	1,508	1,482
Treasury shares, at cost (1,280,510 and 1,006,631 shares at September 30, 2015 and December 31, 2014, respectively)	(49,599)	(32,052)
Additional paid-in capital	2,087,725	1,942,878
Accumulated other comprehensive loss	(2,712)	(3,136)
Accumulated deficit	(670,117)	(512,335)
Total shareholders’ equity	1,366,805	1,396,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,880,955	$1,921,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$114,072	$132,028	$355,978	$373,674
Product sales, net	37,903	25,802	106,212	64,476
Research and development revenue	678	2,162	3,047	5,478
Total revenues	152,653	159,992	465,237	443,628
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	33,806	47,335	104,198	129,464
Research and development	92,558	78,263	250,718	197,610
Selling, general and administrative	89,497	51,888	224,086	145,101
Amortization of acquired intangible assets	14,207	15,244	43,479	42,909
Total expenses	230,068	192,730	622,481	515,084
OPERATING LOSS	(77,415)	(32,738)	(157,244)	(71,456)
OTHER (EXPENSE) INCOME, NET:
Interest income	865	546	2,320	1,380
Interest expense	(3,325)	(3,356)	(9,928)	(10,097)
Gain on the Gainesville Transaction	26	—	9,937	—
Increase in the fair value of contingent consideration	1,200	—	2,700	—
Other income (expense), net	629	(921)	1,003	(2,253)
Gain on sale of property, plant and equipment	—	36	—	12,321
Gain on sale of investment in Acceleron Pharma Inc.	—	—	—	15,296
Total other (expense) income, net	(605)	(3,695)	6,032	16,647
LOSS BEFORE INCOME TAXES	(78,020)	(36,433)	(151,212)	(54,809)
PROVISION FOR INCOME TAXES	2,995	3,523	6,569	5,766
NET LOSS	$(81,015)	$(39,956)	$(157,781)	$(60,575)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.54)	$(0.27)	$(1.06)	$(0.42)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	149,512	145,896	148,828	144,732
COMPREHENSIVE LOSS:
Net loss	$(81,015)	$(39,956)	$(157,781)	$(60,575)
Holding gains (losses), net of tax of $(5), $89, $165 and $7,715, respectively	14	(154)	424	1,855
Reclassification of unrealized gains to realized gains	—	—	—	(15,296)
COMPREHENSIVE LOSS	$(81,001)	$(40,110)	$(157,357)	$(74,016)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,781)	$(60,575)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	63,815	72,719
Share-based compensation expense	74,473	46,240
Deferred income taxes	(35,073)	(18,731)
Excess tax benefit from share-based compensation	(32,817)	(22,444)
Gain on the Gainesville Transaction	(9,937)	—
Increase in fair value of contingent consideration	(2,700)	—
Gain on sale of property, plant and equipment	(586)	(11,942)
Gain on sale of investment of Acceleron Pharma Inc.	—	(15,296)
Other non-cash charges	66	9,921
Changes in assets and liabilities:
Receivables	(1,955)	(9,538)
Inventory, prepaid expenses and other assets	13,542	(17,774)
Accounts payable and accrued expenses	46,291	25,103
Deferred revenue	(1,172)	(607)
Other long-term liabilities	1,059	420
Cash flows used in operating activities	(42,775)	(2,504)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(36,729)	(20,326)
Proceeds from the sale of equipment	181	14,361
Net proceeds from the Gainesville Transaction	50,267	—
Purchases of investments	(350,157)	(550,102)
Sales and maturities of investments	335,169	246,540
Cash flows used in investing activities	(1,269)	(309,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares, net	—	248,406
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	31,633	27,431
Excess tax benefit from share-based compensation	32,817	22,444
Employee taxes paid related to net share settlement of equity awards	(17,065)	(12,566)
Principal payments of long-term debt	(5,064)	(5,064)
Cash flows provided by financing activities	42,321	280,651
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,723)	(31,380)
CASH AND CASH EQUIVALENTS—Beginning of period	224,064	167,562
CASH AND CASH EQUIVALENTS—End of period	$222,341	$136,182
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,409	$691
Fair value of warrants received as part of the Gainesville Transaction	$2,123	$—
Fair value of contingent consideration received as part of the Gainesville Transaction	$57,600	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of commercial drug products and a clinical pipeline of product candidates that address CNS disorders such as schizophrenia, depression, addiction and multiple sclerosis. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; a research and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2015 and 2014 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

Segment Information

The Company operates as one business segment, which is the business of developing, manufacturing and commercializing medicines. The Company’s chief decision maker, the Chairman and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

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

In July 2015, the FASB issued guidance simplifying the measurement of inventory. To simplify measurement of inventory, the amendments require that entities measuring inventory utilizing methods other than last-in, first-out (“LIFO”), should record inventory at the lower of cost and net realizable value.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance becomes effective for the Company in its year ending December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

3. DIVESTITURE

On March 7, 2015, the Company entered into a definitive agreement to sell the Gainesville, GA facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC (together with Recro, the “Purchasers”). The sale was completed on April 10, 2015 and, under the terms of the agreement, Recro paid the Company $54.0 million in cash and issued warrants to purchase an aggregate of 350,000 shares of Recro common stock at a per share exercise price of $19.46, which was two times the closing price of Recro’s common stock on the day prior to closing. The Company is also eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and parenteral forms of Meloxicam.

The gain on the Gainesville Transaction was determined as follows:

April 10, 2015
(In thousands)
Sales Proceeds:
Cash	$54,010
Fair value of warrants	2,123
Fair value of contingent consideration	57,600
Total consideration received	$113,733
Less net assets sold	(101,373)
Less transaction costs	(2,423)
Gain on Gainesville Transaction	$9,937

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

During the three and nine months ended September 30, 2015, the Gainesville, GA facility and associated intellectual property (“IP”) generated income before income taxes of none and $7.6 million, respectively, and during the three and nine months ended September 30, 2014, generated income before income taxes of $4.1 million and $17.8 million, respectively.

The Company determined the value of the Gainesville Transaction’s contingent consideration using the following valuation approaches:

•

The fair value of the two regulatory milestones were estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone events to occur within the next two and three years, respectively, and used a discount rate of 3.6% and 4.5%, respectively, for each of these events.

•

To estimate the fair value of future royalties on net sales of IV/IM and parenteral forms of Meloxicam, the Company assessed the likelihood of IV/IM and parenteral forms of Meloxicam being approved for sale and estimated the expected future sales given approval and IP protection. The Company then discounted these expected payments using a discount rate of 16.0%, which the Company believes captures a market participant’s view of the risk associated with the expected payments.

•

The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved IV/IM and parenteral forms of Meloxicam, adjusted by an appropriate factor capturing their respective correlation with the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt plus an alpha, which ranged from 11.6% to 13.4%.

At September 30, 2015, the Company determined that the value of the Gainesville Transaction’s contingent consideration increased to $60.3 million due primarily to a shorter time to payment on the milestones and royalties included in the contingent consideration. Accordingly, the Company recorded an increase of $1.2 million and $2.7 million as “Change in the fair value of contingent consideration” in the three and nine months ended September 30, 2015, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The warrants the Company received to purchase 350,000 shares of Recro common stock were determined to have a fair value of $2.1 million on the closing date of the transaction.  At September 30, 2015, the Company determined that the value of these warrants had increased to $2.7 million and are being recorded within “Other long-term assets” in the accompanying condensed consolidated balance sheets. The company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at September 30, 2015:

Closing stock price at September 30, 2015	$12.03
Warrant strike price	$19.46
Expected term (years)	6.53
Risk-free rate	1.74%
Volatility	80.0%

The decrease in the fair value of the warrants of $0.3 million during the three months ended September 30, 2015 and the increase in the fair value of the warrants of $0.6 million during the nine months ended September 30, 2015, was recorded within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
	(In thousands)
September 30, 2015
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$306,522	$433	$(6)	$—	$306,949
Corporate debt securities	211,428	95	(62)	—	211,461
International government agency debt securities	31,005	12	(7)	—	31,010
Total short-term investments	548,955	540	(75)	—	549,420
Long-term investments:
Available-for-sale securities:
Corporate debt securities	29,279	—	(151)	—	29,128
U.S. government and agency debt securities	12,998	—	(6)	—	12,992
	42,277	—	(157)	—	42,120
Held-to-maturity securities:
Certificates of deposit	1,619	—	—	—	1,619
Total long-term investments	43,896	—	(157)	—	43,739
Total investments	$592,851	$540	$(232)	$—	$593,159
December 31, 2014
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$226,387	$88	$(15)	$—	$226,460
Corporate debt securities	140,900	26	(66)	—	140,860
International government agency debt securities	39,774	13	(5)	—	39,782
Total short-term investments	407,061	127	(86)	—	407,102
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	100,429	—	(196)	(40)	100,193
Corporate debt securities	61,187	—	(84)	—	61,103
International government agency debt securities	7,568	—	(2)	(1)	7,565
	169,184	—	(282)	(41)	168,861
Held-to-maturity securities:
Certificates of deposit	1,619	—	—	—	1,619
Total long-term investments	170,803	—	(282)	(41)	170,480
Total investments	$577,864	$127	$(368)	$(41)	$577,582

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Proceeds from the sales and maturities of marketable securities	$335,169	$246,540
Realized gains	$109	$15,352
Realized losses	$3	$10

The Company’s available-for-sale and held-to-maturity securities at September 30, 2015 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$356,179	$356,259	$1,619	$1,619
After 1 year through 5 years	235,053	235,281	—	—
Total	$591,232	$591,540	$1,619	$1,619

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

At September 30, 2015, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities and corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 7% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method.  At September 30, 2015, the Company had made payments of, and its investment is equal to, $1.6 million (€1.3 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2015, the Company recorded a reduction in its investment in Fountain of less than $0.1 million and $0.1 million, respectively, which represented the Company’s proportional share of Fountain’s net losses for these periods.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2015	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$319,941	$189,827	$130,114	$—
Corporate debt securities	240,589	—	240,589	—
International government agency debt securities	31,010	—	31,010	—
Contingent consideration	60,300	—	—	60,300
Common stock warrants	2,681	—	—	2,681
Total	$654,521	$189,827	$401,713	$62,981

	December 31,
	2014	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$326,653	$189,030	$137,623	$—
Corporate debt securities	201,963	—	201,963	—
International government agency debt securities	47,347	—	47,347	—
Total	$575,963	$189,030	$386,933	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between the fair value hierarchies during the nine months ended September 30, 2015.

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

The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

using Level 3 inputs at September 30, 2015:

(In thousands)	Fair Value
Balance, January 1, 2015	$—
Acquisition of contingent consideration	57,600
Acquisition of common stock warrants	2,123
Increase in fair value of contingent consideration	2,700
Increase in fair value of warrants	558
Balance, September 30, 2015	$62,981

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s condensed consolidated balance sheets consisted of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% (“Term Loan B-1”) and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor (“Term Loan B-2” and together with Term Loan B-1, the “Term Loan Facility”). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future, was as follows at September 30, 2015:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$289,512	$289,787
Term Loan B-2	$63,712	$63,551

6. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Raw materials	$14,539	$21,101
Work in process	12,131	14,824
Finished goods	10,113	15,432
Total inventory	$36,783	$51,357

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Land	$5,866	$8,163
Building and improvements	133,304	149,158
Furniture, fixture and equipment	194,523	225,834
Leasehold improvements	16,018	12,971
Construction in progress	60,271	39,774
Subtotal	409,982	435,900
Less: accumulated depreciation	(167,307)	(170,160)
Total property, plant and equipment, net	$242,675	$265,740

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Nine Months Ended
		September 30, 2015
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(156,469)	$309,121
NanoCrystal technology	13	74,600	(17,026)	57,574
OCR technologies	12	42,560	(15,862)	26,698
Total		$582,750	$(189,357)	$393,393

In April 2015, as part of the Gainesville Transaction, the Company reduced the value of its goodwill by $1.3 million and sold and/or licensed certain of its collaboration agreements with third-party pharmaceutical companies and Oral Controlled Release (“OCR”) technology which had a gross carrying amount of $34.1 million and $23.7 million, respectively.

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at September 30, 2015 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $60.0 million and $55.0 million in the years ending December 31, 2015 through 2019, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Accounts payable	$27,758	$32,335
Accrued compensation	33,865	36,854
Accrued product reserves	16,301	12,607
Accrued other	54,076	39,462
Total accounts payable and accrued expenses	$132,000	$121,258

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Restructuring activity during the nine months ended September 30, 2015 was as follows:

Severance and
(In thousands)	Outplacement Services
Balance, January 1, 2015	$1,328
Payments	(743)
Adjustments	(115)
Balance, September 30, 2015	$470

At September 30, 2015 and December 31, 2014, this restructuring accrual was included within “Accounts payable and accrued expenses,” in the accompanying condensed consolidated balance sheets.

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Term Loan B-1, due September 25, 2019	$289,512	$291,476
Term Loan B-2, due September 25, 2016	63,712	66,494
Total	353,224	357,970
Less: current portion	(66,712)	(6,750)
Long-term debt	$286,512	$351,220

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Cost of goods manufactured and sold	$4,311	$1,557	$6,806	$5,636
Research and development	9,028	3,403	18,951	10,886
Selling, general and administrative	21,928	8,521	48,716	29,718
Total share-based compensation expense	$35,267	$13,481	$74,473	$46,240

At September 30, 2015 and December 31, 2014, $0.9 million and $0.8 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

On March 3, 2014, the Company granted performance-vesting restricted stock unit awards, 50% of which would vest upon either the approval of ARISTADA by the U.S. Food and Drug Administration (“FDA”) or the continued successful development of ALKS 5461, and the remaining 50% would vest on the one-year anniversary of the initial performance-vesting event. In September 2015, the Company determined that it was probable that these awards would vest and began to recognize expense from these awards. In the three and nine months ended September 30, 2015, the Company recognized $2.5 million, $3.1 million and $8.3 million in cost of goods manufactured and sold; research and development; and selling, general and administrative expense, respectively.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2015 and 2014, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.  Therefore, the weighted average number

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

of basic and diluted voting shares of ordinary shares outstanding for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Weighted average number of ordinary shares outstanding	149,512	145,896	148,828	144,732

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Stock options	9,539	9,721	9,110	9,605
Restricted stock units	1,482	1,683	1,838	1,821
Total	11,021	11,404	10,948	11,426

14. INCOME TAXES

The Company recorded an income tax provision of $3.0 million and $6.6 million for the three and nine months ended September 30, 2015, respectively, and an income tax provision of $3.5 million and $5.8 million for the three and nine months ended September 30, 2014, respectively. In all of these periods, the income tax provision primarily relates to U.S. Federal and state taxes on income.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At September 30, 2015, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets.  The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction by jurisdiction basis.

15. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2015, there are no potential losses from claims, asserted or unasserted, or legal proceedings the Company feels are probable of occurring.

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

Executive Summary

Net loss for the three months ended September 30, 2015 was $81.0 million, or $0.54 per ordinary share— basic and diluted, as compared to a net loss of $40.0 million, or $0.27 per ordinary share— basic and diluted for the three months ended September 30, 2014.  Net loss for the nine months ended September 30, 2015 was $157.8 million, or $1.06 per ordinary share— basic and diluted, as compared to a net loss of $60.6 million, or $0.42 per ordinary share— basic and diluted, for the nine months ended September 30, 2014.

The increase in the net loss incurred in the three and nine months ended September 30, 2015, as compared to the prior comparable periods, was primarily due to increases in R&D expense, reflecting an increased investment in our CNS development pipeline, and selling, general and administrative (“SG&A”) expense, reflecting our preparation for the launch of ARISTADA in October 2015 following approval by the FDA. The increase in R&D and SG&A expenses were partially offset by an increase in net sales of VIVITROL in both the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014. These items are discussed in greater detail later in the “Results of Operations” section of this Form 10-Q.

Also impacting the increase in the net loss in the nine months ended September 30, 2015 was the sale of our facility in Gainesville, GA and the related manufacturing and royalty revenue associated with certain products manufactured at this facility including RITALIN LA, FOCALIN XR, VERELAN, ZOHYDRO ER, and BIDIL. During the nine months ended September 30, 2015, the Gainesville, GA facility generated income before income taxes of $7.6 million and generated income before income taxes of $4.1 million and $17.8 million during the three and nine months ended September 30, 2014, respectively. These losses in income before taxes were partially offset by the gain on the Gainesville Transaction of $9.9 million in the nine months ended September 30, 2015.

Products

Marketed Products

The key marketed products discussed below are expected to generate significant revenues for us. They possess long patent lives and, we believe, are singular or competitively advantaged products in their class. Refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for these marketed products. We expect revenues for us from the other marketed products, taken together, to decrease in the future due to existing and expected competition from generic manufacturers.

Proprietary Products

We developed and commercialize in the U.S. products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release injectable suspension for the treatment of schizophrenia, which was approved by the FDA, and commercially launched by us, in October 2015.  ARISTADA is the first of our products to utilize our proprietary LinkeRx Technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole.  ARISTADA is the first atypical antipsychotic with once-monthly and six-week dosing options for delivering and maintaining therapeutic levels of medication in the body through an injection.  ARISTADA possesses three dosing options (441mg, 662mg, and 882 mg) packaged in a ready-to-use, prefilled product format.  We developed, manufacture and currently commercialize ARISTADA in the U.S.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly injectable medication approved in the U.S. and Russia and certain of the Commonwealth of Independent States (“CIS”) for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every four weeks. We developed, manufacture and commercialize VIVITROL in the U.S., and Cilag GmbH International commercializes VIVITROL in Russia and certain countries of the CIS.

Products using Alkermes’ Proprietary Technologies

We have granted licenses under our proprietary technologies to enable third parties to develop, commercialize and, in some cases, manufacture products for which we receive royalties and/or manufacturing revenues. Such arrangements include the following:

RISPERDAL CONSTA and INVEGA SUSTENNA/XEPLION/ INVEGA TRINZA

RISPERDAL CONSTA (risperidone long-acting injection), INVEGA SUSTENNA/XEPLION (paliperidone palmitate) and INVEGA TRINZA (paliperidone palmitate) are long-acting atypical antipsychotics that incorporate our proprietary technologies and are owned and commercialized worldwide by Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”).

RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us.

INVEGA SUSTENNA is approved in the U.S. for the treatment of schizophrenia and for the treatment of schizoaffective disorder as either a monotherapy or adjunctive therapy. Paliperidone palmitate extended-release injectable suspension is approved in the European Union ("EU") and other countries outside of the U.S. for the treatment of schizophrenia and is marketed and sold under the trade name XEPLION. INVEGA SUSTENNA/XEPLION uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA/XEPLION is manufactured by Janssen.

INVEGA TRINZA is an atypical antipsychotic injection for the treatment of schizophrenia used in people who have been treated with INVEGA SUSTENNA for at least four months. INVEGA TRINZA, the first schizophrenia treatment to be taken just four times a year, became commercially available in the U.S. in June 2015. INVEGA TRINZA uses our proprietary technology and is manufactured by Janssen.

AMPYRA/FAMPYRA

AMPYRA/FAMPYRA, to our knowledge, is the first treatment approved in the U.S. and in over 50 countries across Europe, Asia and the Americas to improve walking in adults with multiple sclerosis (“MS”) who have walking disability, as demonstrated by an increase in walking speed. Extended-release dalfampridine tablets are marketed and sold by Acorda Therapeutics, Inc. (“Acorda”) in the U.S. under the trade name AMPYRA and by Biogen International GmbH (“Biogen”) outside the U.S. under the trade name FAMPYRA. In July 2011, the European Medicines Agency ("EMA") conditionally approved FAMPYRA in the EU for the improvement of walking in adults with MS. This authorization was renewed as of August 2015. AMPYRA and FAMPYRA incorporate our oral controlled-release technology. AMPYRA and FAMPYRA are manufactured by us.

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

ALKS 3831

ALKS 3831 is a novel, proprietary oral investigational medicine designed as a broad-spectrum antipsychotic for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan in combination with the established antipsychotic drug olanzapine, which is generally available under the name ZYPREXA. ALKS 3831 is designed to treat schizophrenia and attenuate olanzapine-induced metabolic side effects, including weight gain, and to have utility in the treatment of schizophrenia in patients with alcohol use.

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

In April 2015, we announced data from the completed, six-month, randomized, dose-ranging phase 2 study of ALKS 3831. Patients who received ALKS 3831 during the first phase of the study, which lasted for three months, continued to receive the same dose of ALKS 3831, and patients who had received olanzapine during the first phase were switched to ALKS 3831. Data from the completed study supported and extended the initial positive results showing

ALKS 3831’s favorable efficacy and mean weight gain profile and demonstrated for the first time that switching patients from olanzapine to ALKS 3831 resulted in a cessation of mean weight gain. Based on the positive results from our dose-ranging phase 2 study, we plan to advance ALKS 3831 into a pivotal development program in the fourth quarter of 2015.

ALKS 6428

In September 2015, we initiated a phase 3 program for ALKS 6428. ALKS 6428 is a seven-day taper kit, designed to help physicians transition patients from opioid agonists to antagonist therapy in an outpatient setting and successfully initiate treatment with VIVITROL.

ALKS 8700

ALKS 8700 is an oral, novel and proprietary monomethyl fumarate ("MMF") molecule in development for the treatment of MS. ALKS 8700 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA. In May 2015, we presented positive results from a phase 1, randomized, double-blind clinical study of ALKS 8700, designed to evaluate the safety, tolerability and single-dose pharmacokinetics of several oral formulations of ALKS 8700 compared to both placebo and active control groups. Data from the study showed that ALKS 8700 was generally well tolerated and provided MMF exposures comparable to TECFIDERA, with less variability and favorable gastrointestinal tolerability. The most common adverse events were flushing and gastrointestinal-related. Based on a meeting with the FDA, we plan to file a 505(b)(2) New Drug Application (“NDA”) using pharmacokinetic bridging data from studies comparing ALKS 8700 and TECFIDERA and a two-year phase 3 safety study of ALKS 8700, which we expect to initiate in December 2015. This means that we will not be required to conduct a separate phase 3 efficacy study in patients with MS. In addition, we intend to initiate a randomized, head-to-head study of the gastrointestinal tolerability of ALKS 8700 compared to TECFIDERA in patients with MS in mid-2016. We expect to complete these studies and file the NDA in 2018.

In October 2015, we announced data from a randomized, double-blind phase 1 comparative pharmacokinetic study evaluating plasma MMF levels achieved by administration of single doses of ALKS 8700 and TECFIDERA. Initial data from this study showed that ALKS 8700 met the pharmacokinetic criteria for bioequivalence to TECFIDERA. The most common adverse events for ALKS 8700 in the study were flushing, dizziness and constipation. Based on these results, we have selected the ALKS 8700 dose to be used in the registration program. We will need to conduct additional preclinical studies and pharmacokinetic studies to further support pharmacokinetic comparability to TECFIDERA.

RDB 1450

RDB 1450, formerly referred to as RDB 1419, is our selective effector cell activator (“SECA”) that is designed to harness a patient’s immune system to preferentially activate and increase the number of tumor killing immune cells. SECA proteins selectively target immune cells to avoid expansion of immune regulatory cells which interfere with the anti-tumor response. SECA molecules are engineered using our proprietary fusion protein technology platform to modulate the natural mechanism of action of a biologic product. Based on feedback from the FDA, we now plan to file an Investigational New Drug application with the FDA in the first quarter of 2016 and begin phase 1 clinical trials in the second quarter of 2016.

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

In August 2015, Janssen announced that it submitted an Extension Marketing Authorization Application to the EMA for paliperidone palmitate once-every-three months formulation for the treatment of schizophrenia.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators' sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION/INVEGA TRINZA	$41.4	$36.1	$5.3	$102.5	$90.2	$12.3
RISPERDAL CONSTA	26.3	32.3	(6.0)	72.8	87.9	(15.1)
AMPYRA/FAMPYRA	22.1	16.5	5.6	85.6	56.7	28.9
BYDUREON	13.0	10.3	2.7	33.9	26.7	7.2
RITALIN LA/FOCALIN XR	—	8.7	(8.7)	9.3	29.4	(20.1)
Other	11.3	28.1	(16.8)	51.9	82.8	(30.9)
Manufacturing and royalty revenues	$114.1	$132.0	$(17.9)	$356.0	$373.7	$(17.7)

The increase in INVEGA SUSTENNA/XEPLION/INVEGA TRINZA royalty revenues in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION/INVEGA TRINZA. During the three and nine months ended September 30, 2015, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION/INVEGA TRINZA were $459.0 million and $1,306.0 million, respectively, as compared to $403.0 million and $1,170.0 million in the three and nine months ended September 30, 2014, respectively. Partially offsetting the increase in INVEGA SUSTENNA/XEPLION/INVEGA TRINZA end-market sales by Janssen in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was a 9% decrease in revenue due to the strengthening of the U.S. dollar in relation to the currencies in which XEPLION is sold. Under our INVEGA SUSTENNA/XEPLION/INVEGA TRINZA agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION/INVEGA TRINZA of: 5% on calendar-year net sales up to $250 million; 7% on calendar-year net sales of between $250 million and $500 million; and 9% on calendar-year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was due to a 19% decrease in manufacturing revenues and a 17% decrease in royalty revenues. The decrease in manufacturing revenues was primarily due to a decrease in the amount of RISPERDAL CONSTA shipped to Janssen.  The decrease in royalty revenues was due to a decrease in Janssen’s end-market sales of RISPERDAL CONSTA from $284.0 million in the three months ended September 30, 2014 to $235.0 million in the three months ended September 30, 2015. The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was due to a 17% decrease in royalty revenues and a 17% decrease in manufacturing revenues. The decrease in royalty revenues was due to a decrease in Janssen’s end-market sales of RISPERDAL CONSTA from $896.0 million in the nine months ended September 30, 2014 to $736.0 million in the nine months ended September 30, 2015. The decrease in manufacturing revenues was primarily due to a decrease in the amount of RISPERDAL CONSTA shipped to Janssen. Contributing to the decrease in RISPERDAL CONSTA end-market sales by Janssen in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was a 9% and a 10% decrease in revenue, respectively, due to the strengthening of the U.S. dollar in relation to the currencies in which RISPERDAL CONSTA is sold. Under our RISPERDAL CONSTA supply and license agreements with Janssen, we earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of

RISPERDAL CONSTA and royalty revenues at 2.5% of Janssen’s end-market net sales of RISPERDAL CONSTA.

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily due to a $5.4 million and $26.6 million increase in AMPYRA revenues, respectively. The increase in AMPYRA revenue in the three months ended September 30, 2015, was primarily due to a 33% increase in the number of units we and a third-party manufacturer shipped to Acorda and a 10% increase in price. Under our AMPYRA supply agreement with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third-party manufacturer. The increase in AMPYRA revenue in the nine months ended September 30, 2015, was primarily due to a 44% increase in the number of units we and a third-party manufacturer shipped to Acorda and an 8% increase in price.

The increase in BYDUREON royalty revenues in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was due to an increase in end-market sales of BYDUREON by AstraZeneca. During the three and nine months ended September 30, 2015, our estimate of AstraZeneca’s end-market sales of BYDUREON was $161.3 million and $424.0 million, respectively, as compared to $125.1 million and $334.4 million sold under the Bristol-Myers and AstraZeneca diabetes collaboration in the three and nine months ended September 30, 2014, respectively.

The decrease in RITALIN LA/FOCALIN XR and other revenues was primarily due to the Gainesville Transaction. In the year ending December 31, 2015, we expect that the loss of the RITALIN LA/FOCALIN XR, VERELAN and ZOHYDRO ER product franchises will result in an approximate $40.0 million decrease in manufacturing and royalty revenue when compared to the year ended December 31, 2014.

Product Sales, net

Our product sales, net consist of sales of VIVITROL in the U.S. to wholesalers, a specialty distributor and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net for sales of VIVITROL in the U.S. during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2015	% of Sales	2014	% of Sales	2015	% of Sales	2014	% of Sales
Product sales, gross	$59.6	100.0%	$37.9	100.0%	$156.5	100.0%	$95.4	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(9.2)	(15.4)%	(3.5)	(9.2)%	(17.3)	(11.1)%	(7.9)	(8.3)%
Chargebacks	(4.9)	(8.2)%	(2.9)	(7.7)%	(12.6)	(8.0)%	(6.4)	(6.7)%
Product discounts	(4.5)	(7.6)%	(2.7)	(7.1)%	(11.7)	(7.5)%	(6.8)	(7.1)%
Co-pay assistance	(1.9)	(3.2)%	(1.6)	(4.2)%	(5.1)	(3.2)%	(4.5)	(4.7)%
Product returns	(0.2)	(0.3)%	(0.8)	(2.1)%	(1.1)	(0.7)%	(2.2)	(2.3)%
Other	(1.0)	(1.9)%	(0.6)	(1.6)%	(2.5)	(1.6)%	(3.1)	(3.3)%
Total adjustments	(21.7)	(36.6)%	(12.1)	(31.9)%	(50.3)	(32.1)%	(30.9)	(32.4)%
Product sales, net	$37.9	63.4%	$25.8	68.1%	$106.2	67.9%	$64.5	67.6%

The increase in product sales, gross for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was due to a 42% increase in the number of units sold and an 11% increase in price dating back to December 2014. The increase in product sales, gross for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was due to a 47% increase in the number of units sold and an increase in price.

The increase in amount of Medicaid rebates as a percentage of sales in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014 was primarily due to an increase in the amount of VIVITROL sold under the Medicaid Drug Rebate Program in 2015 as compared to 2014. The increase in chargebacks and product discounts in both the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily due to the increase in the sales volume of VIVITROL.

In October 2015, we launched ARISTADA in the U.S. and in the future, our Product Sales, net will include sales of ARISTADA.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Cost of goods manufactured and sold	$33.8	$47.3	$13.5	$104.2	$129.5	$25.3

The decrease in cost of goods manufactured and sold during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily due to the Gainesville Transaction. During the three and nine months ended September 30, 2015, the Gainesville facility had cost of goods manufactured of none and $10.2 million, respectively, as compared to $6.8 million and $26.4 million, in the three and nine months ended September 30, 2014, respectively. In the year ending December 31, 2015, we expect that the sale of these products will result in an approximate $25.0 million decrease in cost of goods manufactured when compared to the year ended December 31, 2014.

In addition to the decrease in cost of goods manufactured and sold related to the Gainesville Transaction, the cost of goods manufactured at our Athlone facility decreased by $8.7 million and $13.3 million in the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. This decrease was primarily due to the April 2013 restructuring plan as discussed in Note 10, Restructuring, in the “Notes to Condensed Consolidated Statements” in this Form 10-Q. These decreases were partially offset by an increase in cost of goods manufactured and sold related to our Ohio manufacturing facility of $2.0 million and $4.3 million in the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior periods, due primarily to the increase in sales of VIVITROL in 2015.

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

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 5461	$35.3	$21.1	$(14.2)	$85.6	$52.8	$(32.8)
ARISTADA	7.2	9.8	2.6	26.4	23.0	(3.4)
ALKS 3831	5.0	10.3	5.3	15.0	21.4	6.4
ALKS 8700	3.3	3.8	0.5	10.0	7.6	(2.4)
ALKS 6428	2.4	—	(2.4)	4.6	—	(4.6)
Other development programs	4.3	7.3	3.0	15.3	17.6	2.3
Total external R&D expenses	57.5	52.3	(5.2)	156.9	122.4	(34.5)
Internal R&D expenses:
Employee-related	27.0	19.4	(7.6)	72.1	56.2	(15.9)
Occupancy	2.1	1.8	(0.3)	6.2	5.2	(1.0)
Depreciation	1.5	2.1	0.6	4.5	6.2	1.7
Other	4.5	2.7	(1.8)	11.0	7.6	(3.4)
Total internal R&D expenses	35.1	26.0	(9.1)	93.8	75.2	(18.6)
Research and development expenses	$92.6	$78.3	$(14.3)	$250.7	$197.6	$(53.1)

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

The increase in expenses related to ALKS 5461 was the result of the timing of three core phase 3 efficacy studies, long-term safety studies and other supporting studies related to the program. We initiated the pivotal clinical development program for ALKS 5461 in March 2014 and data from these studies is expected in 2016. The increase in expenses related to the ARISTADA program was primarily due to the initiation of the phase 1 clinical study of extended dosing intervals of ARISTADA in patients with schizophrenia in December 2014. Expenses incurred under the ALKS 7106, RDB 1450 and ALKS 7119 development programs were not material in the three and nine months ended September 30, 2015 and 2014. The increase in employee-related expenses was primarily due to an increase in headcount and share-based compensation. Our R&D related headcount increased by 19% since September 30, 2014 and 13% since December 31, 2014. The increase in share-based compensation expense was primarily due to certain of our performance based restricted stock units which vested upon either the approval of ARISTADA by the FDA or the continued successful development of ALKS 5461. In September 2015, we determined that it was probable ARISTADA would be approved by the FDA and we began to recognize expense from these awards, which amounted to $3.1 million of R&D expense in the three months ended September 30, 2015.

Selling, General and Administrative Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Selling, general and administrative expense	$89.5	$51.9	$(37.6)	$224.1	$145.1	$(79.0)

The increase in SG&A expense for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily due to a $30.1 million and $55.4 million increase in employee related expenses, respectively, when compared to the corresponding prior periods. This increase in employee related expenses was primarily due to our increasing the size of our commercial operations team and an increase in share-based compensation expense. Our SG&A related headcount increased by 93% from September 30, 2014 and 88% from December 31, 2014, which was primarily due to our preparation for the commercial launch of ARISTADA. The increase in share-based compensation expense was primarily due to the performance based restricted stock units as previously mentioned, which amounted to $8.3 million of SG&A expense in the three months ended September 30, 2015.

In addition, due primarily to pre-launch planning activities for ARISTADA, our marketing and professional services expenses increased by $4.8 million and $14.8 million in the three and nine months ended September 30, 2015, respectively, when compared to the corresponding prior periods. We also had a $1.6 million and $3.8 million increase in IT-related expenses in the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. These increases were primarily due to the anticipated commercial launch of ARISTADA as we purchased hardware to support the increase in our headcount and software to enhance the infrastructure of our commercial operations team.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Amortization of acquired intangible assets	$14.2	$15.2	$1.0	$43.5	$42.9	$(0.6)

The intangible assets being amortized in the three and nine months ended September 30, 2015 and 2014 were acquired as part of the acquisition of Elan Drug Technologies (“EDT”) in September 2011. In connection with the acquisition of EDT, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which were expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract.

As part of the Gainesville Transaction, we sold certain of the IP we acquired from EDT that had an original cost of $57.8 million. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2015 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $60.0 million and $55.0 million in the years ending December 31, 2015 through 2019, respectively.

Other (Expense) Income, Net

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Interest income	$0.9	$0.5	$0.4	$2.3	$1.4	$0.9
Interest expense	(3.3)	(3.4)	0.1	(9.9)	(10.1)	0.2
Gain on the Gainesville Transaction	—	—	—	9.9	—	9.9
Increase in the fair value of contingent consideration	1.2	—	1.2	2.7	—	2.7
Other income (expense), net	0.6	(0.8)	1.4	1.0	(2.3)	3.3
Gain on sale of property, plant and equipment	—	—	—	—	12.3	(12.3)
Gain on sale of investment in Acceleron Pharma Inc.	—	—	—	—	15.3	(15.3)
Total other (expense) income, net	$(0.6)	$(3.7)	$3.1	$6.0	$16.6	$(10.6)

In April 2015, we completed the Gainesville Transaction which included the sale of our facility in Gainesville, GA; related manufacturing and royalty revenue associated with certain products manufactured at this facility including RITALIN LA, FOCALIN XR, VERELAN, ZOHYDRO ER, and BIDIL; and the IV/IM and parenteral formulations of Meloxicam, a nonsteroidal anti-inflammatory drug, which has completed multiple phase 2 trials for the management of moderate-to-severe acute pain. We acquired these assets in 2011 as part of our business combination with EDT.

The proceeds from the Gainesville Transaction consisted of $54.0 million in cash, $2.1 million in warrants to acquire Recro common stock and $57.6 million in contingent consideration tied to low double digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and parenteral forms of Meloxicam. We determined the fair value of the contingent consideration through three valuation approaches, which are described in greater detail in Note 3, Divestiture, in the “Notes to Condensed Consolidated Statements” in this Form 10-Q.

We will, at each reporting date, update our assessment of the fair value of this contingent consideration and reflect any changes to the fair value within “Increase in the fair value of contingent consideration” until the milestones and/or royalties included in the contingent consideration have been settled. During the three and nine months ended September 30, 2015, we determined that the fair value of the contingent consideration increased by $1.2 million and $2.7 million, respectively, due primarily to a shorter time to payment on the milestones and royalties included in the contingent consideration.

The decrease in gain on sale of property, plant and equipment in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is due to the sale of certain of our land, buildings and equipment at our Athlone, Ireland facility. In April 2014, we sold these assets that had a carrying value of $2.2 million, in exchange for $17.5 million and recorded a gain of $12.3 million, as $3.0 million of the sales proceeds were placed in escrow pending the completion of certain additional services we are obligated to perform. The decrease in the gain on sale of investment in Acceleron Pharma Inc. was due to our selling our investment in Acceleron Pharma Inc., which consisted of equity securities, in June 2014. The Company received $24.0 million and realized a gain of $15.3 million from the sale of this investment.

Income Tax Provision

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Provision for income taxes	$3.0	$3.5	$0.5	$6.6	$5.8	$(0.8)

The income tax provision in the three and nine months ended September 30, 2015 and 2014 primarily relates to U.S. federal and state taxes on income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2015	2014
Cash and cash equivalents	$222.3	$224.0
Investments—short-term	549.4	407.1
Investments—long-term	43.8	170.5
Total cash and investments	$815.5	$801.6
Outstanding borrowings—current and long-term	$353.2	$358.0

Sources and Uses of Cash

We expect that our existing cash and investment balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least the next twelve months.

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Cash and cash equivalents, beginning of period	$224.1	$167.6
Cash used in operating activities	(42.8)	(2.5)
Cash used in investing activities	(1.3)	(309.5)
Cash provided by financing activities	42.3	280.6
Cash and cash equivalents, end of period	$222.3	$136.2

The increase in cash flows used in operating activities in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to a 25% increase in cash paid to our employees and an 9% increase in cash paid to our suppliers, partially offset by a 7% increase in cash received from our customers. The increase in cash paid to our employees and suppliers are primarily due to the increase in our headcount, increased R&D activity and preparation for the launch of ARISTADA, as previously discussed. The increase in cash received from our customers is due to the increase in revenues during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

The decrease in cash flows used in investing activities in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to a decrease in the net purchase of investments of $288.6 million. During the three months ended March 31, 2014, we sold approximately 5.9 million ordinary shares, through a registered direct offering to Invesco Perpetual Income Fund and Invesco Perpetual High Income Fund (the “Invesco Funds”), for gross proceeds of $250.0 million. These proceeds were then used to purchase available-for-sale investments in accordance with our investment objectives. Our investing activity in the nine months ended September 30, 2015 was centered on re-investing available-for-sale investments as they mature. We also received $54.0 million in cash from the Gainesville Transaction, net of transaction fees of $2.4 million we incurred as part of the sale and $1.3 million of cash that remained in the business. These items were partially offset by a $16.4 million increase in cash used to purchase property, plant and equipment which was primarily related to an investment in our Wilmington, Ohio manufacturing facility, where we manufacture ARISTADA, and R&D investments in our Athlone, Ireland facility.

The decrease in cash flows provided by financing activities in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to the registered direct offering to the Invesco Funds mentioned above, partially offset by a $10.4 million increase in excess tax benefit from share-based compensation.

Our investments at September 30, 2015 consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$549.0	$0.5	$—	$549.5
Investments—long-term available-for-sale	42.3	—	(0.2)	42.1
Investments—long-term held-to-maturity	1.6	—	—	1.6
Total	$592.9	$0.5	$(0.2)	$593.2

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more-likely-than-not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2015, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

At September 30, 2015 and December 31, 2014, none of our investments were valued using Level 3 inputs. Level 3 inputs are unobservable and are significant to the overall fair value measurement and require a significant degree of judgment.

Borrowings

At September 30, 2015, our borrowings consisted of $354.8 million outstanding under our Term Loan Facility. Refer to Note 10,  Long-Term Debt, within the “Notes to Consolidated Financial Statements” accompanying our Annual Report, for a discussion of our outstanding term loans.

Contractual Obligations

Refer to “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report in the "Contractual Obligations" section for a discussion of our contractual obligations. Our contractual obligations as of 2015 have not materially changed from the date of that report.

Off-Balance Sheet Arrangements

At September 30, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Estimates" within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our critical accounting estimates.

New Accounting Standards

Refer to “New Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Statements” in this Form 10-Q for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2014, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products as well as certain operating costs arising from expenses and payables at our Irish operations that are settled in euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2014.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), on September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.   We are currently involved in various Paragraph IV lawsuits in the U.S. and other proceedings outside of the U.S. involving our patents in respect of TRICOR, MEGACE ES and AMPYRA. We do not believe such proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows and results of operations.

On July 13, 2015, Otsuka Pharmaceutical Development & Commercialization, Inc. (“Otsuka PD&C”) filed a Citizen Petition with the FDA which requested that the FDA refuse to approve the NDA for ARISTADA or delay approval of such NDA until the exclusivity rights covering long-acting aripiprazole expire in December 2017. The FDA approved ARISTADA on October 5, 2015 and, concurrent with such approval, denied Otsuka PD&C’s Citizen Petition.

On October 15, 2015, Otsuka Pharmaceutical Co., Ltd., Otsuka PD&C, and Otsuka America Pharmaceutical, Inc. (collectively, “Otsuka”) filed an action for declaratory and injunctive relief with the United States District Court for the District of Columbia (the “Court”) against Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services; Dr. Stephen Ostroff, Acting Commissioner, FDA; and the FDA, requesting that (a) the Court expedite the legal proceedings; (b) the Court declare that FDA’s denial of Otsuka’s claimed exclusivity rights and approval of the ARISTADA NDA were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law; (c) the Court vacate FDA’s approval of the ARISTADA NDA and vacate any FDA decisions or actions underlying or supporting or predicated upon that approval; (d) the Court declare that Otsuka’s claimed exclusivity rights preclude FDA from granting approval of the Alkermes NDA until the expiration of such exclusivity rights in December 2017; and (e) the Court grant any and all other, further, and additional relief, including all necessary and appropriate protective preliminary, interim, or permanent relief, as the nature of the cause may require, including all necessary and appropriate declarations of rights and injunctive relief. Alkermes believes Otsuka’s action is without merit and will vigorously defend ARISTADA against such action. Alkermes has successfully intervened in, and received the Court’s approval to become a party to, this action. For information about risks relating to this action, see “Part II, Item 1A—Risk Factors” in this Form 10-Q and “Part I, Item 1A—Risk Factors” of our Annual Report.

Item 1A. Risk Factors

Litigation against the FDA or other regulatory agencies may negatively impact the approval of our products and product candidates.

On October 15, 2015, Otsuka filed an action for declaratory and injunctive relief against the FDA as described under Part II, Item 1—Legal Proceedings in this Form 10-Q. If Otsuka’s action is successful, the Court could remand the ARISTADA NDA to FDA for further action, vacate the FDA’s approval of the ARISTADA NDA, declare that Otsuka’s exclusivity rights preclude FDA from granting approval of the NDA for ARISTADA until February 2016 or December 2017, grant injunctive relief and require that we remove ARISTADA from the market, and/or require that the FDA impose limitations on the approval of the ARISTADA NDA. These outcomes and others could adversely affect our planned commercialization efforts for ARISTADA, our ability to generate revenues from the commercialization and sale of ARISTADA, and our share price.

There have been no other material changes from the risk factors disclosed in our Annual Report and subsequent periodic reports. For a further discussion of our Risk Factors, refer to “Part I, Item 1A – Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2015. As of September 30, 2015, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended September 30, 2015, we acquired 488 Alkermes ordinary shares, at an average price of $67.21 per share related to the vesting of employee equity awards to satisfy withholding tax obligations. During the three months ended September 30, 2015, we acquired 2,671 Alkermes ordinary shares, at an average price of $67.94 per share, tendered by employees as payment of the exercise price of stock options granted under our equity compensation plans.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended September 30, 2015, Mr. Mark Stejbach and Ms. Kathryn L. Biberstein, each an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company's policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1 #	Rule 13a-14(a)/15d-14(a) Certification.

31.2 #	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101 #

The following materials from Alkermes plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Statements

#	Filed herewith.