Form 10-Q
period 2016-03-31
Alkermes plc.
filed 2016-04-28
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 22, 2016 was 151,165,398 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

•	our expectations regarding the initiation, timing and results of clinical trials of our products;
•	our expectations regarding the competitive landscape, and changes therein, related to our products, including our development programs, and our industry generally;
•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements; and
•	other factors discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward‑looking statements because these forward‑looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward‑looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. In light of these risks, assumptions and uncertainties, the forward‑looking events discussed in this Form 10-Q might not occur. For more information regarding the risks and uncertainties of our business, see “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) and any subsequent reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, information contained in this Form 10-Q concerning the disorders targeted by our products and the markets in which we operate is based on information from various sources (including, without limitation, industry publications, medical and clinical journals and studies, surveys and forecasts and our internal research), on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our products. Our internal research has not been verified by any independent source, and we have not independently verified any third‑party information. These projections, assumptions and estimates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” of our Annual Report. These and other factors could cause our results to differ materially from those expressed in the estimates included in this Form 10-Q.

Note Regarding Company and Product References

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” the “Company,” “us,” “we” and “our”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of marketed drug products and a clinical pipeline of products that address central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis. Except as otherwise suggested by the context, references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our product candidates and product candidates using our proprietary technologies, and references to “licensees” are used interchangeably with references to “collaborative partners” and “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ARISTADA®, LinkeRx®, NanoCrystal®, SECATM and VIVITROL®. The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc.; BYDUREON® —Amylin Pharmaceuticals, LLC; INVEGA SUSTENNA®, INVEGA TRINZA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliate); MEGACE®—E.R. Squibb & Sons, LLC; RITALIN LA® and FOCALIN XR®—Novartis AG; TECFIDERA®—Biogen MA Inc.; TRICOR®—Abbvie Inc.; and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,976	$181,109
Investments — short-term	425,414	353,669
Receivables, net	139,814	155,487
Inventory	44,817	38,411
Prepaid expenses and other current assets	28,539	26,286
Total current assets	838,560	754,962
PROPERTY, PLANT AND EQUIPMENT, NET	256,326	254,819
INTANGIBLE ASSETS—NET	364,030	379,186
INVESTMENTS—LONG-TERM	93,990	264,071
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	57,200	55,300
DEFERRED TAX ASSETS	63,886	40,856
OTHER ASSETS	28,022	13,677
TOTAL ASSETS	$1,794,887	$1,855,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$157,480	$168,735
Long-term debt—short-term	64,825	65,737
Deferred revenue—short-term	1,826	1,735
Total current liabilities	224,131	236,207
LONG-TERM DEBT	283,664	284,207
OTHER LONG-TERM LIABILITIES	14,411	12,610
DEFERRED REVENUE—LONG-TERM	7,442	7,975
DEFERRED TAX LIABILITIES	161	470
Total liabilities	529,809	541,469
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 152,609,491 and 152,128,941 shares issued; 151,082,475 and 150,700,989 shares outstanding at March 31, 2016, and December 31, 2015, respectively	1,523	1,518
Treasury shares, at cost (1,527,016 and 1,427,952 shares at March 31, 2016 and December 31, 2015, respectively)	(61,958)	(58,661)
Additional paid-in capital	2,145,296	2,114,711
Accumulated other comprehensive loss	(2,861)	(3,795)
Accumulated deficit	(816,922)	(739,498)
Total shareholders’ equity	1,265,078	1,314,275
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,794,887	$1,855,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$106,159	$128,744
Product sales, net	49,374	31,137
Research and development revenue	1,241	1,333
Total revenues	156,774	161,214
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	27,711	39,974
Research and development	101,072	70,278
Selling, general and administrative	89,719	63,050
Amortization of acquired intangible assets	15,156	15,220
Total expenses	233,658	188,522
OPERATING LOSS	(76,884)	(27,308)
OTHER EXPENSE, NET:
Interest income	1,011	660
Interest expense	(3,295)	(3,288)
Increase in the fair value of contingent consideration	1,900	—
Other income (expense), net	249	(211)
Total other expense, net	(135)	(2,839)
LOSS BEFORE INCOME TAXES	(77,019)	(30,147)
PROVISION FOR INCOME TAXES	404	510
NET LOSS	$(77,423)	$(30,657)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.51)	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	150,825	148,089
COMPREHENSIVE LOSS:
Net loss	$(77,423)	$(30,657)
Holding gains, net of a tax provision of $425 and $209, respectively	935	489
COMPREHENSIVE LOSS	$(76,488)	$(30,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,423)	$(30,657)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	22,703	22,487
Share-based compensation expense	24,256	17,329
Deferred income taxes	(25,437)	(4,301)
Excess tax benefit from share-based compensation	(4,874)	(4,744)
Increase in the fair value of contingent consideration	(1,900)	—
Other non-cash charges	672	(145)
Changes in assets and liabilities:
Receivables	15,673	9,572
Inventory, prepaid expenses and other assets	(11,651)	3,021
Accounts payable and accrued expenses	(680)	(10,303)
Deferred revenue	(442)	(328)
Other long-term liabilities	1,889	146
Cash flows (used in) provided by operating activities	(57,214)	2,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(12,009)	(10,710)
Proceeds from the sale of equipment	7	41
Investment in Reset Therapeutics, Inc.	(15,000)	—
Purchases of investments	(58,528)	(117,047)
Sales and maturities of investments	158,224	98,927
Cash flows provided by (used in) investing activities	72,694	(28,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	3,498	13,598
Excess tax benefit from share-based compensation	4,874	4,744
Employee taxes paid related to net share settlement of equity awards	(3,297)	(4,693)
Principal payments of long-term debt	(1,688)	(1,688)
Cash flows provided by financing activities	3,387	11,961
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,867	(14,751)
CASH AND CASH EQUIVALENTS—Beginning of period	181,109	224,064
CASH AND CASH EQUIVALENTS—End of period	$199,976	$209,313
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$3,099	$3,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed drug products and a clinical pipeline of products that address CNS disorders such as schizophrenia, depression, addiction and multiple sclerosis. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Alkermes, which are contained in the Company’s Annual Report that has been filed with the SEC. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, its collaborative relationships, clinical trial expenses, the valuation of inventory, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of contingent consideration, valuation of investments and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Segment Information

The Company operates as one business segment, which is the business of developing, manufacturing and commercializing medicines. The Company’s chief decision maker, the Chairman of the Board and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax provision in the three months ended March 31, 2016 and 2015 relates primarily to U.S. federal and state taxes on income. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At March 31, 2016, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction by jurisdiction basis.

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

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. In March 2016, the FASB issued additional guidance providing clarification as to principal versus agent considerations. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This guidance becomes effective for the Company in its year ending December 31, 2018, and the Company could early adopt the standard for its year ending December 31, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Existing GAAP does not contain explicit guidance on how to account for these share-based payments. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities have the option of prospectively applying the guidance to awards granted or modified after the effective date or retrospectively applying the guidance to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements. The Company adopted this guidance on January 1, 2016, and this guidance did not have an impact on its consolidated financial statements.

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. The Company adopted this guidance on January 1, 2016, and this guidance did not have an impact on its consolidated financial statements.

In January 2016, the FASB issued guidance that enhances the reporting model for financial instruments through addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance becomes effective for the Company in its year ending December 31, 2018, and the Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This guidance becomes effective for the Company in its year ending December 31, 2019, and the Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued guidance as part of its simplification initiative to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This guidance becomes effective for the Company in its year ending December 31, 2017, and the Company does not currently expect this guidance to have an impact on its consolidated financial statements.

In March 2016, the FASB issued guidance as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions. The amendments in this update established that: all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement; excess tax benefits be classified as an operating activity in the statement of cash flows; the entity make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is current GAAP, or account for forfeitures as they occur; the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity in the statement of cash flows. This guidance becomes effective for the Company in its year ending December 31, 2017, and the Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. DIVESTITURE

On March 7, 2015, the Company entered into a definitive agreement to sell the Gainesville, GA facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC (together with Recro, the “Purchasers”). The sale was completed on April 10, 2015 and, under the terms of the agreement, Recro paid the Company $54.0 million in cash and issued to the Company warrants to purchase an aggregate of 350,000 shares of Recro common stock at a per share exercise price of $19.46, which was two times the closing price of Recro’s common stock on the day prior to closing. The Company is also eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and parenteral forms of Meloxicam.

The gain on the Gainesville Transaction was determined as follows:

April 10, 2015
(In thousands)
Sales Proceeds:
Cash	$54,010
Fair value of warrants	2,123
Fair value of contingent consideration	57,600
Total consideration received	$113,733
Less net assets sold	(101,373)
Less transaction costs	(2,724)
Gain on the Gainesville Transaction	$9,636

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

During the three months ended March 31, 2015, the Gainesville, GA facility and associated intellectual property (“IP”) generated income before income taxes of $4.2 million. The Company recorded the gain on the Gainesville Transaction in the three months ended June 30, 2015. The Company determined that the sale of assets in connection with the Gainesville Transaction did not constitute a strategic shift and that it did not and will not have a major effect on its operations and financial results. Accordingly, the operations from the Gainesville Transaction are not reported in discontinued operations.

The Company determined the value of the Gainesville Transaction’s contingent consideration using the following valuation approaches:

•

The fair value of the two regulatory milestones was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone events to occur within the next one and two years, respectively, and used a discount rate of 4.3% and 5.3%, respectively, for each of these events.

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

•

The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved IV/IM and parenteral forms of Meloxicam, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt plus an alpha, which ranged from 12.1% to 13.7%.

During the three months ended March 31, 2016, the Company determined that the value of the Gainesville Transaction’s contingent consideration increased by $1.9 million to $57.2 million due primarily to a shorter time to payment on the milestones and royalties included in the contingent consideration. This increase was recorded as “Increase in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

The warrants the Company received to purchase 350,000 shares of Recro common stock have a fair value of $1.0 million at March 31, 2016 and are being recorded within “Other assets” in the accompanying condensed consolidated balance sheets. The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at March 31, 2016:

Closing stock price at March 31, 2016	$5.97
Warrant strike price	$19.46
Expected term (years)	6.02
Risk-free rate	1.38%
Volatility	77.4%

A decrease in the fair value of the warrants of $0.8 million during the three months ended March 31, 2016 was recorded within “Other expense, net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses(1)	Fair Value
	(In thousands)
March 31, 2016
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$226,243	$213	$(25)	$226,431
Corporate debt securities	163,918	150	(75)	163,993
International government agency debt securities	35,013	13	(36)	34,990
Total short-term investments	425,174	376	(136)	425,414
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	63,945	—	(40)	63,905
Corporate debt securities	26,778	—	(75)	26,703
	90,723	—	(115)	90,608
Held-to-maturity securities:
Fixed term deposit account	1,667	—	—	1,667
Certificates of deposit	1,715	—	—	1,715
	3,382	—	—	3,382
Total long-term investments	94,105	—	(115)	93,990
Total investments	$519,279	$376	$(251)	$519,404

December 31, 2015
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$175,098	$20	$(179)	$174,939
U.S. government and agency debt securities	141,789	51	(104)	141,736
International government agency debt securities	37,070	—	(76)	36,994
Total short-term investments	353,957	71	(359)	353,669
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	211,216	—	(764)	210,452
Corporate debt securities	38,381	—	(111)	38,270
International government agency debt securities	12,039	—	(71)	11,968
	261,636	—	(946)	260,690
Held-to-maturity securities:
Fixed term deposit account	1,666	—	—	1,666
Certificates of deposit	1,715	—	—	1,715
	3,381	—	—	3,381
Total long-term investments	265,017	—	(946)	264,071
Total investments	$618,974	$71	$(1,305)	$617,740

(1)	Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Proceeds from the sales and maturities of marketable securities	$158,224	$98,927
Realized gains	$63	$11
Realized losses	$28	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The Company’s available-for-sale and held-to-maturity securities at March 31, 2016 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$255,325	$255,260	$1,715	$1,715
After 1 year through 5 years	260,572	260,762	1,667	1,667
Total	$515,897	$516,022	$3,382	$3,382

At March 31, 2016, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities and corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Reset Therapeutics, Inc. (“Reset”). The Company made an upfront, non-refundable payment of $10.0 million in partial consideration of the grant to the Company of the rights and licenses included in such agreement, which was included in R&D expense in the three months ended March 31, 2016, and simultaneously made a $15.0 million investment in exchange for shares of Reset’s Series B Preferred Stock. The Company is accounting for its investment in Reset under the equity method based on its percentage of ownership, its seat on the board of directors and its belief that it can exert significant influence over the operating and financial policies of Reset. The Company’s $15.0 million investment at March 31, 2016 is included in “Other assets” in the accompanying condensed consolidated balance sheets.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 7% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method.  At March 31, 2016, the Company had made payments of, and its investment is equal to, $1.5 million (€1.3 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2016, the Company recorded a reduction in its investment in Fountain of less than $0.1 million which represented the Company’s proportional share of Fountain’s net loss for the period.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
(In thousands)	2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,667	$1,667	$—	$—
U.S. government and agency debt securities	290,336	162,061	128,275	—
Corporate debt securities	190,696	—	190,696	—
International government agency debt securities	34,990	—	34,990	—
Contingent consideration	57,200	—	—	57,200
Common stock warrants	951	—	—	951
Total	$575,840	$163,728	$353,961	$58,151

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

	December 31,
	2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,666	$1,666	$—	$—
U.S. government and agency debt securities	352,188	214,456	137,732	—
Corporate debt securities	213,209	—	213,209	—
International government agency debt securities	48,962	—	48,962	—
Contingent consideration	55,300	—	—	55,300
Common stock warrants	1,821	—	—	1,821
Total	$673,146	$216,122	$399,903	$57,121

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between the fair value hierarchies during the three months ended March 31, 2016.

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

The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at March 31, 2016:

(In thousands)	Fair Value
Balance, January 1, 2016	$57,121
Increase in fair value of contingent consideration	1,900
Decrease in fair value of warrants	(870)
Balance, March 31, 2016	$58,151

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximated fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s condensed consolidated balance sheets consisted of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% (“Term Loan B-1”) and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor (“Term Loan B-2” and together with Term Loan B-1, the “Term Loan Facility”). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been or will be realized in the future, was as follows at March 31, 2016:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$286,664	$283,710
Term Loan B-2	$61,825	$61,566

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Raw materials	$14,271	$16,445
Work in process	17,204	12,423
Finished goods(1)	13,342	9,543
Total inventory	$44,817	$38,411

(1)	At March 31, 2016 and December 31, 2015, the Company had $3.2 million and $3.0 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Land	$5,913	$5,913
Building and improvements	138,789	136,797
Furniture, fixture and equipment	222,958	218,718
Leasehold improvements	16,632	16,597
Construction in progress	54,267	51,542
Subtotal	438,559	429,567
Less: accumulated depreciation	(182,233)	(174,748)
Total property, plant and equipment, net	$256,326	$254,819

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		March 31, 2016
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(180,675)	$284,915
NanoCrystal technology	13	74,600	(19,808)	54,792
OCR technologies	12	42,560	(18,237)	24,323
Total		$582,750	$(218,720)	$364,030

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at March 31, 2016 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $55.0 million and $50.0 million in the years ending December 31, 2016 through 2020, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

evidence, the Company determined that the fair value of its reporting unit more-likely-than-not exceeded its carrying value.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Accounts payable	$33,010	$37,401
Accrued compensation	24,046	40,371
Accrued sales discounts, allowances and reserves	31,652	28,449
Accrued taxes	20,627	1,195
Accrued other	48,145	61,319
Total accounts payable and accrued expenses	$157,480	$168,735

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Term Loan B-1, due September 25, 2019	$286,664	$287,207
Term Loan B-2, due September 25, 2016	61,825	62,737
Total	348,489	349,944
Less: current portion	(64,825)	(65,737)
Long-term debt	$283,664	$284,207

11. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cost of goods manufactured and sold	$2,279	$2,017
Research and development	6,430	4,457
Selling, general and administrative	15,547	10,855
Total share-based compensation expense	$24,256	$17,329

At March 31, 2016 and December 31, 2015, $1.1 million of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

12. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three months ended March 31, 2016 and 2015, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Stock options	10,043	8,731
Restricted stock units	1,226	2,206
Total	11,269	10,937

13. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2016, there are no potential losses from claims, asserted or unasserted, or legal proceedings the Company feels are probable of occurring.

ARISTADA

On July 13, 2015, Otsuka Pharmaceutical Development & Commercialization, Inc. (“Otsuka PD&C”) filed a Citizen Petition with the U.S. Food and Drug Administration (“FDA”) which requested that the FDA refuse to approve the NDA for ARISTADA or delay approval of such NDA until the exclusivity rights covering long-acting aripiprazole expire in December 2017. The FDA approved ARISTADA on October 5, 2015 and, concurrent with such approval, denied Otsuka PD&C’s Citizen Petition.

On October 15, 2015, Otsuka Pharm. Co., Otsuka PD&C, and Otsuka America Pharmaceutical, Inc. (collectively, “Otsuka”) filed an action for declaratory and injunctive relief with the United States District Court for the District of Columbia (the “DC Court”) against Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services; Dr. Stephen Ostroff, Acting Commissioner, FDA; and the FDA, requesting that the DC Court (a) expedite the legal proceedings; (b) declare that the FDA’s denial of Otsuka’s claimed exclusivity rights and approval of the ARISTADA NDA were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law; (c) vacate FDA’s approval of the ARISTADA NDA and vacate any FDA decisions or actions underlying or supporting or predicated upon that approval; (d) declare that Otsuka’s claimed exclusivity rights preclude FDA from granting approval of the Alkermes NDA until the expiration of such exclusivity rights in December 2017; and (e) grant any and all other, further, and additional relief, including all necessary and appropriate protective preliminary, interim, or permanent relief, as the nature of the cause may require, including all necessary and appropriate declarations of rights and injunctive relief. The Company believes Otsuka’s action is without merit and will vigorously defend ARISTADA against such action. The Company successfully intervened in, and received the DC Court’s approval to become a party to, this action. The DC Court held a hearing on the case in January 2016. The action is currently pending before the DC Court. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the section entitled “Citizen Petitions and other actions filed with, or litigation against, the FDA or other regulatory agencies or litigation against Alkermes may negatively impact the approval of our products and our business.”

AMPYRA

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been submitted to us and/or the Company’s licensee Acorda Therapeutics, Inc (“Acorda”) from Accord Healthcare, Inc.; Actavis Laboratories FL, Inc. (“Actavis”); Alkem

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Laboratories Ltd.; Apotex, Inc.; Aurobindo Pharma Ltd. (“Aurobindo”); Mylan Pharmaceuticals, Inc. (“Mylan”); Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc.; Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers have challenged the validity of the Orange Book-listed patents for AMPYRA, and they have also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent Nos. 5,540,938 (which the Company owns), 8,663,685; 8,440,703; 8,354,437 and 8,007,826 (which are owned by Acorda). Requested judicial remedies include recovery of litigation costs and injunctive relief. Lawsuits with eight of the ANDA filers have been consolidated into a single case. The Delaware Court has set a five-day bench trial starting on September 19, 2016. Mylan is challenging the jurisdiction of the Delaware Court with respect to the Delaware action. Due to Mylan’s motion to dismiss, the Company, together with Acorda, also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. patents and requesting the same judicial relief as in the Delaware action. In March 2016, the United States Court of Appeals for the Federal Circuit upheld the Delaware Court’s ruling that the litigation against Mylan can continue in the Delaware Court. Mylan has requested a rehearing of the case to an en banc panel of the United States Court of Appeals for the Federal Circuit where it can reconsider its ruling. Mylan could also seek an appeal to the Supreme Court of the United States. All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices. As a result, a 30-month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act. The 30-month stay starts from January 22, 2015, which is the end of the new chemical entity exclusivity period for AMPYRA. This stay restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of the asserted Orange Book-listed patents prior to that date.

The Company and/or Acorda has entered into a settlement agreement with each of Actavis, Aurobindo, Par and Sun (collectively, the “Settling ANDA Filers”) to resolve the patent litigation that the Company and/or Acorda brought against the Settling ANDA Filers in the Delaware Court as described above. As a result of the settlement agreements, the Settling ANDA Filers will be permitted to market a generic version of AMPYRA in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. The parties have submitted their respective settlement agreements to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlements with the Settling ANDA Filers do not resolve pending patent litigation that the Company and Acorda brought against the other ANDA filers, as described above.

The Company intends to vigorously enforce its intellectual property rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the section entitled “We face claims against our intellectual property rights and competition from generic drug manufacturers.”

AMPYRA IPR Proceedings

A hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) has filed inter partes review (“IPR”) petitions with the U.S. Patent and Trademark Office (the “USPTO”), challenging U.S. Patent Nos. 8,663,685; 8,440,703; 8,354,437 and 8,007,826 (which are owned by Acorda). In March 2016, the USPTO’s Patent Trials and Appeal Board instituted the IPR. A ruling on the IPR petitions is expected within one year of the IPR’s institution. The challenged patents are four of the five Ampyra Orange-Book listed patents. The 30-month statutory stay period based on patent infringement suits filed by us and Acorda against ANDA filers is not impacted by these filings, and remains in effect.

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

Executive Summary

Net loss for the three months ended March 31, 2016 was $77.4 million, or $0.51 per ordinary share— basic and diluted, as compared to a net loss of $30.7 million, or $0.21 per ordinary share— basic and diluted for the three months ended March 31, 2015. Included in the net loss during the three months ended March 31, 2015 was $4.2 million of operating income related to our Gainesville, GA manufacturing facility, which we sold as part of the Gainesville Transaction in April 2015.

The increase in the net loss incurred in the three months ended March 31, 2016, as compared to March 31, 2015, was primarily due to increases in R&D expense, reflecting an increased investment in our CNS development pipeline, and selling, general and administrative (“SG&A”) expense, reflecting the launch of ARISTADA in October 2015 following approval by the FDA. The increase in R&D and SG&A expenses were partially offset by an increase in net sales of VIVITROL and a decrease in cost of goods manufactured and sold. These items are discussed in greater detail later in the “Results of Operations” section of this Form 10-Q.

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

Product	Indication(s)	Licensee	Territory
Proprietary Products
ARISTADA	Schizophrenia	None	Commercialized by Alkermes in the United States (“U.S.”)
VIVITROL	Alcohol dependence, Opioid dependence	None Cilag GmbH International (“Cilag”)	Commercialized by Alkermes in the U.S. Russia and Commonwealth of Independent States (“CIS”)
Products Using Our Proprietary Technologies
RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. ("Janssen, Inc.") and Janssen Pharmaceutica International, a division of Cilag International AG ("Janssen International")	Worldwide
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc. Janssen International and their affiliates "Janssen")	U.S.
XEPLION	Schizophrenia	Janssen	Rest of World (“ROW”)
INVEGA TRINZA	Schizophrenia	Janssen	Worldwide
AMPYRA / FAMPYRA	Treatment to improve walking in patients with multiple sclerosis (“MS”), as demonstrated by an increase in walking speed	Acorda Therapeutics, Inc. (“Acorda”) Biogen International GmbH (“Biogen”), under sublicense from Acorda	U.S. ROW
BYDUREON	Type 2 diabetes	AstraZeneca plc (“AstraZeneca”)	Worldwide

Proprietary Products

We developed and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release injectable suspension for the treatment of schizophrenia, which was approved by the FDA, and commercially launched by us, in October 2015. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with once-monthly and six-week dosing options for delivering and maintaining therapeutic levels of medication in the body through an intramuscular injection.  ARISTADA possesses three dosing options (441 mg, 662 mg and 882 mg) and is packaged in a ready-to-use, pre-filled product format. We developed, manufacture and commercialize ARISTADA in the U.S.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is the only once‑monthly, non-addictive, injectable medication approved in the U.S., Russia and certain countries of the Commonwealth of Independent States (“CIS”) for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer‑based microsphere injectable extended‑release technology to deliver and maintain therapeutic medication levels in the body through one injection every four weeks. We developed, manufacture and commercialize VIVITROL in the U.S., and Cilag commercializes VIVITROL in Russia and certain countries of the CIS.

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

BYDUREON

BYDUREON (exenatide extended-release for injectable suspension) is approved in the U.S. and the EU for the treatment of type 2 diabetes. From August 2012 until February 2014, Bristol-Myers Squibb Company ("Bristol-Myers") and AstraZeneca co-developed and marketed BYDUREON through their diabetes collaboration. In February 2014, AstraZeneca assumed sole responsibility for the development and commercialization of BYDUREON. BYDUREON, a once-weekly formulation of exenatide, uses our polymer-based microsphere injectable extended-release technology. BYDUREON is manufactured by AstraZeneca.

BYDUREON Pen 2 mg, a pre‑filled, single‑use pen injector that contains the same formulation and dose as the original BYDUREON single‑dose tray, is available in the U.S., certain countries in the EU and Japan.

Key Development Programs

Our research and development is focused on leveraging our formulation expertise and proprietary product platforms to develop novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS. As part of our ongoing research and development efforts, we have devoted, and will continue to devote, significant resources to conducting clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our key current research and development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report. Refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for our development products.

Product Candidate	Target Indication(s)	Status
ALKS 5461	Major Depressive Disorder	Phase 3
ALKS 3831	Schizophrenia	Phase 3
ALKS 8700	MS	Phase 3
ALKS 6428	Transition from Opioids	Phase 3
Aripiprazole Lauroxil Two-Month Dose	Schizophrenia	Completed Phase 1
ALKS 7119	Various CNS Diseases	Phase 1
RDB 1450	Cancer Immunotherapy	Pre-clinical

ALKS 5461

ALKS 5461 is a proprietary, oral investigational medicine in development for the treatment of Major Depressive Disorder (“MDD”) in patients who have an inadequate response to standard antidepressant therapies. ALKS 5461 is composed of samidorphan in combination with buprenorphine. Samidorphan, formerly referred to as ALKS 33, is a proprietary oral opioid modulator characterized by limited hepatic metabolism and durable pharmacologic activity in modulating brain opioid receptors. ALKS 5461 acts as a balanced neuromodulator in the brain and represents a new approach with a novel mechanism of action for treating MDD. In October 2013, the FDA granted Fast Track status for

ALKS 5461 for the adjunctive treatment of MDD in patients with inadequate response to standard antidepressant therapies.

In January 2016, we announced the topline results of FORWARD-3 and FORWARD-4, two phase 3 clinical studies of ALKS 5461 from the FORWARD (Focused on Results With a Rethinking of Depression) pivotal program for ALKS 5461. Neither of the two studies met the prespecified primary efficacy endpoint, which compared ALKS 5461 to placebo on the change from baseline on the Montgomery—Åsberg Depression Rating Scale (“MADRS”).

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

In the case of a clear positive outcome for FORWARD-5, we will consult with the FDA to determine whether the evidence provided by FORWARD-5 and the previously completed successful, randomized, placebo-controlled phase 2 study, together with supportive evidence from FORWARD-4, could provide substantial evidence of efficacy for ALKS 5461 for the adjunctive treatment of MDD.

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

In December 2015 and February 2016, we announced the initiation of ENLIGHTEN-1 and ENLIGHTEN-2, respectively, the two phase 3 studies from the ENLIGHTEN pivotal program for ALKS 3831. The ENLIGHTEN pivotal program will also include supportive studies to evaluate the pharmacokinetic, metabolic and long-term safety profile of ALKS 3831. We expect to use safety and efficacy data from the ENLIGHTEN pivotal program to serve as the basis for an NDA to be submitted to the FDA, pending study results.

ALKS 8700

ALKS 8700 is an oral, novel and proprietary monomethyl fumarate ("MMF") molecule in development for the treatment of MS. ALKS 8700 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA.

We plan to file a 505(b)(2) NDA using pharmacokinetic bridging data from studies comparing ALKS 8700 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of ALKS 8700, which we initiated in December 2015. Additionally, we plan to initiate a randomized, head-to-head phase 3 study of the gastrointestinal tolerability of ALKS 8700 compared to TECFIDERA in mid-2016. We will need to conduct additional preclinical studies and pharmacokinetic studies to further support pharmacokinetic comparability to TECFIDERA. We expect to complete ALKS 8700 registration studies and file the NDA in 2018.

ALKS 6428

ALKS 6428 is a seven-day process designed to help physicians transition patients from physical dependence on opioids to antagonist therapy. This transition process includes the administration of doses of oral naltrexone in conjunction with buprenorphine during a seven-day treatment period. Upon successful completion of the transition process, physicians would then be able to administer VIVITROL. In September 2015, we initiated a phase 3 study evaluating the safety, tolerability and efficacy of ALKS 6428 in patients with opioid dependence.

Aripiprazole Lauroxil Two-Month Dose

Aripiprazole lauroxil is an injectable atypical antipsychotic, currently commercially available as ARISTADA with once-monthly and six-week dosing options for the treatment of schizophrenia. Aripiprazole lauroxil is also in development with a two-month dosing interval. In February 2016, we announced positive topline results from a randomized, open-label, pharmacokinetic study evaluating a two-month dosing interval of aripiprazole lauroxil extended-release injectable suspension for the treatment of schizophrenia. Based on these phase 1 results, we plan to submit a supplemental New Drug Application (“NDA”) to the FDA in the second half of 2016.

ALKS 7119

ALKS 7119 is an oral novel, proprietary investigational medicine that has a multivalent mechanism of action that acts on key receptors in the brain involved in several CNS diseases, including agitation in Alzheimer’s disease, MDD and others. In January 2016, we announced the initiation of a phase 1, double-blind, placebo-controlled study designed to evaluate the safety and tolerability of single ascending doses of ALKS 7119 in healthy subjects. In April 2016, we announced that early results of the single-ascending-dose study demonstrated a favorable tolerability profile and pharmacokinetic properties consistent with potential once-daily dosing. The single-ascending-dose study is still underway and full data, including unblinded safety data, is expected in the second half of 2016. Based on these early results, we plan to begin the multiple-ascending-dose study in healthy volunteers in the third quarter of 2016 and expect results from this study around the end of 2016.

RDB 1450

RDB 1450 is our selective effector cell activator (“SECA”) that is designed to harness a patient’s immune system to preferentially activate and increase the number of tumor killing immune cells. SECA proteins selectively target immune cells to avoid expansion of immune regulatory cells which interfere with the anti-tumor response. SECA molecules are engineered using our proprietary fusion protein technology platform to modulate the natural mechanism of action of a biologic product. We filed an Investigational New Drug application with the FDA in the first quarter of 2016 and plan to begin phase 1 clinical trials in the second quarter of 2016.

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

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators' sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three months ended March 31, 2016 and 2015:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
Manufacturing and royalty revenues:
Continuing products:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA	$31.4	$23.7	$7.7
AMPYRA/FAMPYRA	28.2	36.5	(8.3)
RISPERDAL CONSTA	23.3	23.1	0.2
BYDUREON	10.5	9.8	0.7
Other	12.8	17.2	(4.4)
	106.2	110.3	(4.1)
Divested products:
RITALIN LA & FOCALIN XR	—	8.6	(8.6)
Other	—	9.8	(9.8)
	—	18.4	(18.4)
Manufacturing and royalty revenues	$106.2	$128.7	$(22.5)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA royalty revenues in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA. During the three months ended March 31, 2016, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA were $513.0 million, as compared to $411.0 million in the three months ended March 31, 2015. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA of: 5% on calendar-year net sales up to $250 million; 7% on calendar-year net sales of between $250 million and $500 million; and 9% on calendar-year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The decrease in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to a decrease in the amount of AMPYRA shipped to Acorda. Under our supply and license agreements with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third-party manufacturer. During the three months ended March 31, 2015, we earned $9.7 million of revenue from product shipped to Acorda by a third-party manufacturer; there were no such shipments during the three months ended March 31, 2016.  Additionally, the amount of AMPYRA we shipped to Acorda decreased by 7% in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

RISPERDAL CONSTA manufacturing and royalty revenues in the three months ended March 31, 2016 consisted of $17.5 million in manufacturing revenues and $5.8 million in royalty revenues, as compared to $16.8 million in manufacturing revenues and $6.3 million in royalty revenues in the three months ended March 31, 2015. The increase in manufacturing revenues was primarily due to a 7% increase in the amount of RISPERDAL CONSTA shipped to Janssen and the decrease in royalty revenues was due to a decrease in Janssen’s end-market sales of RISPERDAL CONSTA. During the three months ended March 31, 2016, Janssen’s end market sales of RISPERDAL CONSTA were $231.0 million as compared to $254.0 million in the three months ended March 31, 2015.

The increase in BYDUREON royalty revenues in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was due to an increase in end-market sales of BYDUREON by AstraZeneca. During the three months ended March 31, 2016, our estimate of AstraZeneca’s end-market sales of BYDUREON was $135.4 million, as compared to $122.5 million in the three months ended March 31, 2015.

The decrease in other revenues was primarily due to the completion of the restructuring plan at our Athlone, Ireland manufacturing facility, initiated in 2013 and completed in 2015, whereby we terminated manufacturing services for certain older products that were no longer economically practicable for us to produce. The divested products relate to products sold as part of the Gainesville Transaction.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and, following its approval by the FDA in October 2015, ARISTADA, in the U.S. primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In millions)	2016	% of Sales	2015	% of Sales
Product sales, gross	$80.5	100.0%	$43.8	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(13.7)	(17.0)%	(3.4)	(7.8)%
Chargebacks	(6.1)	(7.6)%	(3.5)	(8.0)%
Product discounts	(4.6)	(5.7)%	(2.7)	(6.2)%
Co-pay assistance	(1.9)	(2.4)%	(1.5)	(3.4)%
Other	(4.8)	(5.9)%	(1.6)	(3.6)%
Total adjustments	(31.1)	(38.6)%	(12.7)	(29.0)%
Product sales, net	$49.4	61.4%	$31.1	71.0%

The increase in product sales, gross for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to a 62% increase in the number of VIVITROL units sold and a 3% increase in the price of VIVITROL. In addition, during the three months ended March 31, 2016, we had $7.6 million in gross sales of ARISTADA, which launched in the U.S. in October 2015. The increase in the amount of Medicaid rebates as a percentage of sales in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to an increase in the amount of VIVITROL sold under the Medicaid Drug Rebate Program in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
Cost of goods manufactured and sold	$27.7	$40.0	$12.3

The decrease in cost of goods manufactured and sold during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to the Gainesville Transaction. During the three months ended March 31, 2015, the Gainesville facility had cost of goods manufactured of $9.7 million. In addition, there was a decrease in cost of goods manufactured for AMPYRA/FAMPYRA due to the decrease in shipments to Acorda, as previously discussed. These decreases were partially offset by an increase in cost of goods sold for VIVITROL and ARISTADA, which were due to the increase in the amount of VIVITROL sold in the period and the commercialization of ARISTADA.

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

The following table sets forth our external R&D expenses relating to our individual Key Development Programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
External R&D Expenses:
Key development programs:
ARISTADA and ARISTADA line extensions	$14.4	$9.1	$(5.3)
ALKS 3831	14.2	5.1	(9.1)
ALKS 5461	12.7	20.1	7.4
ALKS 6428	5.0	0.6	(4.4)
ALKS 8700	3.7	1.7	(2.0)
Non-refundable upfront payment to Reset	10.0	—	(10.0)
Other development programs	6.0	4.5	(1.5)
Total external R&D expenses	66.0	41.1	(24.9)
Internal R&D expenses:
Employee-related	27.0	22.2	(4.8)
Occupancy	2.5	2.2	(0.3)
Depreciation	1.7	1.6	(0.1)
Other	3.9	3.2	(0.7)
Total internal R&D expenses	35.1	29.2	(5.9)
Research and development expenses	$101.1	$70.3	$(30.8)

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

The increase in expenses related to ARISTADA and ARISTADA line extension programs was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia. The increase in expenses related to ALKS 3831 was primarily due to the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively. The decrease in expenses related to ALKS 5461 was primarily due to the timing of the three core phase 3 studies related to the program. We announced the results of the FORWARD-3 and FORWARD-4 studies in January 2016 and FORWARD-5, the third pivotal efficacy study in the FORWARD program for ALKS 5461, is ongoing. The increase in expenses related to ALKS 6428 was primarily due to the initiation of the phase 3 study evaluating the safety, tolerability and efficacy of ALKS 6428 in patients with opioid dependence in September 2015. The $10.0 million non-refundable, upfront payment made to Reset was partial consideration of a grant to us of rights and licenses pursuant to a collaboration and license option agreement with Reset. Expenses incurred under the ALKS 7119 and RDB 1450 development programs in the three months ended March 31, 2016 and 2015 were not material.

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 16% from March 31, 2015 to March 31, 2016.

Selling, General and Administrative Expense

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
Selling, general and administrative expense	$89.7	$63.1	$(26.6)

The increase in SG&A expense for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to an $18.3 million increase in employee-related expenses and an $7.4 million increase in marketing and professional services expenses. The increase in employee-related expenses was primarily due to a 64% increase in our SG&A headcount as we increased the size of our commercial operations team in anticipation of the launch of ARISTADA in October 2015. The increase in marketing and professional services expenses were primarily due to the launch of ARISTADA in October 2015.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
Amortization of acquired intangible assets	$15.2	$15.2	$—

The intangible assets being amortized in the three months ended March 31, 2016 and 2015 were acquired as part of the acquisition of Elan Drug Technologies (“EDT”) in September 2011. In connection with the acquisition of EDT, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which were expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract.

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2016 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $55.0 million and $50.0 million in the years ending December 31, 2016 through 2020, respectively.

Other Expense, Net

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
Interest income	$1.0	$0.7	$0.3
Interest expense	(3.3)	(3.3)	—
Increase in the fair value of contingent consideration	1.9	—	1.9
Other income (expense), net	0.3	(0.2)	0.5
Total other expense, net	$(0.1)	$(2.8)	$2.7

The proceeds from the Gainesville Transaction included contingent consideration tied to low double digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and parenteral forms of Meloxicam. We determined the fair value of the contingent consideration through three valuation approaches, which are described in greater detail in Note 3, Divestiture, in the “Notes to Condensed Consolidated Statements” in this Form 10-Q.We update our assessment of the fair value of this contingent consideration at each reporting date and reflect any changes to the fair value within “Increase in the fair value of contingent consideration” until the milestones and/or royalties included in the contingent consideration have been settled. During the three months ended March 31, 2016, we recorded an increase to the fair value of the contingent consideration, which was primarily due to a shorter time to payment on the milestones and royalties included in the contingent consideration.

Income Tax Provision

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2016	2015	(Unfavorable)
Provision for income taxes	$0.4	$0.5	$0.1

The income tax provision in the three months ended March 31, 2016 and 2015 primarily relates to U.S. federal and state taxes on income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2016			December 31, 2015
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$123.8	$76.2	$200.0	$70.8	$110.3	$181.1
Investments—short-term	263.0	162.4	425.4	202.4	151.2	353.6
Investments—long-term	21.4	72.6	94.0	129.1	135.0	264.1
Total cash and investments	$408.2	$311.2	$719.4	$402.3	$396.5	$798.8
Outstanding borrowings—current and long-term	$348.5	$—	$348.5	$349.9	$—	$349.9

At March 31, 2016, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$425.2	$0.4	$(0.2)	$425.4
Investments—long-term available-for-sale	90.7	—	(0.1)	90.6
Investments—long-term held-to-maturity	3.4	—	—	3.4
Total	$519.3	$0.4	$(0.3)	$519.4

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more-likely-than-not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2016, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investment balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least the next twelve months.

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Cash and cash equivalents, beginning of period	$181.1	$224.1
Cash (used in) provided by operating activities	(57.2)	2.1
Cash provided by (used in) investing activities	72.7	(28.8)
Cash provided by financing activities	3.4	11.9
Cash and cash equivalents, end of period	$200.0	$209.3

The increase in cash flows used in operating activities in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to a 54% increase in cash paid to our suppliers and a 20% increase in cash paid to our employees. The increase in cash paid to our suppliers and employees was primarily due to the increase in our R&D activity, the launch of ARISTADA and an increase in our R&D and SG&A headcount, as previously discussed.

The increase in cash flows provided by investing activities in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to a $117.8 million increase in the net sales of investments. This was partially offset by a $15.0 million investment we made in Reset in February 2016.

The decrease in cash flows provided by financing activities in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to an $8.7 million decrease in cash received from our employees from the exercise of stock options, net of amounts withheld for taxes.

Borrowings

At March 31, 2016, our borrowings consisted of $351.4 million outstanding under our Term Loan Facility. Refer to Note 10, Long-Term Debt, within the “Notes to Consolidated Financial Statements” accompanying our Annual Report, for a discussion of our outstanding term loans.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the date of that Annual Report.

Off-Balance Sheet Arrangements

At March 31, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2015, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products partially offset by certain operating costs arising from expenses and payables at our Irish operations that are settled in euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2015.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), on March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see “Part I, Item 1A – Risk Factors” of our Annual Report.

ARISTADA

On July 13, 2015, Otsuka PD&C filed a Citizen Petition with the FDA which requested that the FDA refuse to approve the NDA for ARISTADA or delay approval of such NDA until the exclusivity rights covering long-acting aripiprazole expire in December 2017. The FDA approved ARISTADA on October 5, 2015 and, concurrent with such approval, denied Otsuka PD&C’s Citizen Petition.

On October 15, 2015, Otsuka filed an action for declaratory and injunctive relief with the DC Court against Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services; Dr. Stephen Ostroff, Acting Commissioner, FDA; and the FDA, requesting that the DC Court (a) expedite the legal proceedings; (b) declare that the FDA’s denial of Otsuka’s claimed exclusivity rights and approval of the ARISTADA NDA were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law; (c) vacate FDA’s approval of the ARISTADA NDA and vacate any FDA decisions or actions underlying or supporting or predicated upon that approval; (d) declare that Otsuka’s claimed exclusivity rights preclude FDA from granting approval of the Alkermes NDA until the expiration of such exclusivity rights in December 2017; and (e) grant any and all other, further, and additional relief, including all necessary and appropriate protective preliminary, interim, or permanent relief, as the nature of the cause may require, including all necessary and appropriate declarations of rights and injunctive relief. The Company believes Otsuka’s action is without merit and will vigorously defend ARISTADA against such action. The Company successfully intervened in, and received the DC Court’s approval to become a party to, this action. The DC Court held a hearing on the case in January

2016. The action is currently pending before the DC Court. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the section entitled “Citizen Petitions and other actions filed with, or litigation against, the FDA or other regulatory agencies or litigation against Alkermes may negatively impact the approval of our products and our business.”

AMPYRA

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been submitted to us and/or the Company’s licensee Acorda from Accord Healthcare, Inc.; Actavis; Alkem Laboratories Ltd.; Apotex, Inc.; Aurobindo; Mylan; Par; Roxane Laboratories, Inc.; Sun; and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers have challenged the validity of the Orange Book-listed patents for AMPYRA, and they have also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent Nos. 5,540,938 (which the Company owns), 8,663,685; 8,440,703; 8,354,437 and 8,007,826 (which are owned by Acorda). Requested judicial remedies include recovery of litigation costs and injunctive relief. Lawsuits with eight of the ANDA filers have been consolidated into a single case. The Delaware Court has set a five-day bench trial starting on September 19, 2016. Mylan is challenging the jurisdiction of the Delaware Court with respect to the Delaware action. Due to Mylan’s motion to dismiss, the Company, together with Acorda, also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. patents and requesting the same judicial relief as in the Delaware action. In March 2016, the United States Court of Appeals for the Federal Circuit upheld the Delaware Court’s ruling that the litigation against Mylan can continue in the Delaware Court. Mylan has requested a rehearing of the case to an en banc panel of the United States Court of Appeals for the Federal Circuit where it can reconsider its ruling. Mylan could also seek an appeal to the Supreme Court of the United States. All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices. As a result, a 30-month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act. The 30-month stay starts from January 22, 2015, which is the end of the new chemical entity exclusivity period for AMPYRA. This stay restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of the asserted Orange Book-listed patents prior to that date.

The Company and/or Acorda has entered into a settlement agreement with each of the Settling ANDA Filers to resolve the patent litigation that the Company and/or Acorda brought against the Settling ANDA Filers in the Delaware Court as described above. As a result of the settlement agreements, the Settling ANDA Filers will be permitted to market a generic version of AMPYRA in the U.S. at a specified date in 2027, or potentially earlier under certain circumstances. The parties have submitted their respective settlement agreements to the Federal Trade Commission and the Department of Justice, as required by federal law. The settlements with the Settling ANDA Filers do not resolve pending patent litigation that the Company and Acorda brought against the other ANDA filers, as described above.

The Company intends to vigorously enforce its intellectual property rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the section entitled “We face claims against our intellectual property rights and competition from generic drug manufacturers.”

AMPYRA IPR Proceedings

A hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) has filed IPR petitions with the USPTO, challenging U.S. Patent Nos. 8,663,685; 8,440,703; 8,354,437 and 8,007,826 (which are owned by Acorda). In March 2016, the USPTO’s Patent Trials and Appeal Board instituted the IPR. A ruling on the IPR petitions is expected within one year of the IPR’s institution. The challenged patents are four of the five Ampyra Orange-Book listed patents. The 30-month statutory stay period based on patent infringement suits filed by us and Acorda against ANDA filers is not impacted by these filings, and remains in effect.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report. For a further discussion of our Risk Factors, refer to “Part I, Item 1A – Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2016. As of March 31, 2016, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended March 31, 2016, we acquired 99,064 Alkermes ordinary shares, at an average price of $33.28 per share related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended March 31, 2016, Mr. Elliot Ehrich, an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company's policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 †#	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended
10.2 †#	Alkermes plc 2011 Stock Option and Incentive Plan, as amended
10.3 †#	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director)
10.4 †#	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director)
10.5 †#	Alkermes plc 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only - Irish)
10.6 †#	Alkermes plc 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.)
10.7 †#	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish)
10.8 †#	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.)
10.9 †#	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option – U.S.)
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Statements

+ XBRL (Extensible Business Reporting Language).

# Filed herewith.

‡ Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.