Form 10-Q
period 2016-06-30
Alkermes plc.
filed 2016-07-28
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 22, 2016 was 151,556,703 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ARISTADA®, LinkeRx®, NanoCrystal®, SECATM and VIVITROL®. The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc.; BYDUREON® —Amylin Pharmaceuticals, LLC; INVEGA SUSTENNA®, INVEGA TRINZA®,  TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliate); RITALIN LA® and FOCALIN XR®—Novartis AG; TECFIDERA®—Biogen MA Inc.; and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,438	$181,109
Investments—short-term	459,543	353,669
Receivables, net	185,008	155,487
Inventory	49,896	38,411
Prepaid expenses and other current assets	38,369	26,286
Total current assets	929,254	754,962
PROPERTY, PLANT AND EQUIPMENT, NET	258,354	254,819
INTANGIBLE ASSETS—NET	348,873	379,186
INVESTMENTS—LONG-TERM	21,690	264,071
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	59,400	55,300
DEFERRED TAX ASSETS	46,870	40,856
OTHER ASSETS	27,972	13,677
TOTAL ASSETS	$1,785,286	$1,855,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$170,507	$168,735
Long-term debt—short-term	63,913	65,737
Deferred revenue—short-term	1,843	1,735
Total current liabilities	236,263	236,207
LONG-TERM DEBT	283,120	284,207
OTHER LONG-TERM LIABILITIES	15,434	13,080
DEFERRED REVENUE—LONG-TERM	6,943	7,975
Total liabilities	541,760	541,469
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 153,145,647 and 152,128,941 shares issued; 151,502,953 and 150,700,989 shares outstanding at June 30, 2016, and December 31, 2015, respectively	1,528	1,518
Treasury shares, at cost (1,642,694 and 1,427,952 shares at June 30, 2016 and December 31, 2015, respectively)	(67,093)	(58,661)
Additional paid-in capital	2,175,752	2,114,711
Accumulated other comprehensive loss	(2,546)	(3,795)
Accumulated deficit	(864,115)	(739,498)
Total shareholders’ equity	1,243,526	1,314,275
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,785,286	$1,855,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$137,034	$113,162	$243,194	$241,906
Product sales, net	57,519	37,172	106,893	68,309
Research and development revenue	612	1,036	1,853	2,369
Total revenues	195,165	151,370	351,940	312,584
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	33,998	30,418	61,709	70,392
Research and development	97,006	87,882	198,079	158,160
Selling, general and administrative	96,121	71,539	185,840	134,589
Amortization of acquired intangible assets	15,157	14,052	30,313	29,272
Total expenses	242,282	203,891	475,941	392,413
OPERATING LOSS	(47,117)	(52,521)	(124,001)	(79,829)
OTHER (EXPENSE) INCOME, NET:
Interest income	994	795	2,005	1,455
Interest expense	(3,323)	(3,315)	(6,618)	(6,603)
Increase in the fair value of contingent consideration	2,200	1,500	4,100	1,500
Gain on the Gainesville Transaction	—	9,911	—	9,911
Other (expense) income, net	(467)	585	(218)	374
Total other (expense) income, net	(596)	9,476	(731)	6,637
LOSS BEFORE INCOME TAXES	(47,713)	(43,045)	(124,732)	(73,192)
(BENEFIT) PROVISION FOR INCOME TAXES	(520)	3,064	(116)	3,574
NET LOSS	$(47,193)	$(46,109)	$(124,616)	$(76,766)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.31)	$(0.31)	$(0.82)	$(0.52)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	151,301	148,867	151,063	148,480
COMPREHENSIVE LOSS:
Net loss	$(47,193)	$(46,109)	$(124,616)	$(76,766)
Holding gains, net of a tax provision (benefit) of $149, $(39), $574 and $170, respectively	315	(80)	1,250	409
COMPREHENSIVE LOSS	$(46,878)	$(46,189)	$(123,366)	$(76,357)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,616)	$(76,766)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	45,786	43,108
Share-based compensation expense	50,887	39,206
Deferred income taxes	(8,890)	(21,624)
Excess tax benefit from share-based compensation	(4,606)	(16,506)
Gain on the Gainesville Transaction	—	(9,911)
Increase in the fair value of contingent consideration	(4,100)	(1,500)
Other non-cash charges	1,143	(539)
Changes in assets and liabilities:
Receivables	(29,522)	3,249
Inventory, prepaid expenses and other assets	(26,653)	7,012
Accounts payable and accrued expenses	12,703	21,138
Deferred revenue	(923)	(788)
Other long-term liabilities	2,699	592
Cash flows used in operating activities	(86,092)	(13,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(22,280)	(24,755)
Proceeds from the sale of equipment	81	40
Investment in Reset Therapeutics, Inc.	(15,000)	—
Net proceeds from the Gainesville Transaction	—	50,241
Purchases of investments	(169,622)	(269,447)
Sales and maturities of investments	307,953	212,143
Cash flows provided by (used in) investing activities	101,132	(31,778)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	7,490	21,837
Excess tax benefit from share-based compensation	4,606	16,506
Employee taxes paid related to net share settlement of equity awards	(8,432)	(17,032)
Principal payments of long-term debt	(3,375)	(3,375)
Cash flows provided by financing activities	289	17,936
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,329	(27,171)
CASH AND CASH EQUIVALENTS—Beginning of period	181,109	224,064
CASH AND CASH EQUIVALENTS—End of period	$196,438	$196,893
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,802	$4,480
Fair value of warrants received as part of the Gainesville Transaction	$—	$2,123
Fair value of contingent consideration received as part of the Gainesville Transaction	$—	$57,600

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2016 and 2015 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax (benefit) provision in the three and six months ended June 30, 2016 and 2015 relates primarily to U.S. federal and state taxes on income. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At June 30, 2016, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction by jurisdiction basis.

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

In January 2016, the FASB issued guidance that enhances the reporting model for financial instruments through addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

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

3. DIVESTITURE

On March 7, 2015, the Company entered into a definitive agreement to sell its Gainesville, GA facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and other parenteral forms of Meloxicam (the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC (together with Recro, the “Purchasers”). The sale was completed on April 10, 2015 and, under the terms of the agreement, Recro paid the Company $54.0 million in cash and issued to the Company warrants to purchase an aggregate of 350,000 shares of Recro common stock at a per share exercise price of $19.46, which was two times the closing price of Recro’s common stock on the day prior to closing. The Company is also eligible to receive low double-digit royalties on net sales of IV/IM and other parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and other parenteral forms of Meloxicam.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

During the three and six months ended June 30, 2015, the Gainesville, GA facility and associated intellectual property (“IP”) generated income before income taxes of $0.4 million and $4.5 million, respectively. The Company recorded the initial gain on the Gainesville Transaction in the three months ended June 30, 2015 and made adjustments in the third and fourth quarters of 2015 to record additional transaction costs. The Company determined that the sale of assets in connection with the Gainesville Transaction did not constitute a strategic shift and that it did not and will not have a major effect on its operations and financial results. Accordingly, the operations from the Gainesville Transaction are not reported in discontinued operations.

The Company determined the value of the Gainesville Transaction’s contingent consideration using the following valuation approaches:

•

The fair value of the two regulatory milestones was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone events to occur within the next one and two years, respectively, and used a discount rate of 3.0% and 4.1%, respectively, for each of these events.

•

To estimate the fair value of future royalties on net sales of IV/IM and other parenteral forms of Meloxicam, the Company assessed the likelihood of IV/IM and other parenteral forms of Meloxicam being approved for sale and estimated the expected future sales given approval and IP protection. The Company then discounted these expected payments using a discount rate of 17.0%, which the Company believes captures a market participant’s view of the risk associated with the expected payments.

•

The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved IV/IM and other parenteral forms of Meloxicam, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt plus an alpha, which ranged from 11.1% to 13.1%.

During the three and six months ended June 30, 2016 and 2015, the Company determined that the value of the Gainesville Transaction’s contingent consideration increased due primarily to a shorter time to payment on the milestones and royalties included in the contingent consideration. This increase was recorded as “Increase in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

The warrants the Company received to purchase 350,000 shares of Recro common stock have a fair value of $1.4 million at June 30, 2016 and are being recorded within “Other assets” in the accompanying condensed consolidated balance sheets. The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at June 30, 2016:

Closing stock price at June 30, 2016	$7.95
Warrant strike price	$19.46
Expected term (years)	5.78
Risk-free rate	1.15%
Volatility	77.4%

An increase in the fair value of the warrants of $0.4 million and a decrease in the fair value of the warrants of $0.4 million during the three and six months ended June 30, 2016, respectively, was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants increased by $0.9 million in the three and six months ended June 30, 2015.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses(1)	Fair Value
	(In thousands)
June 30, 2016
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$242,049	$417	$(3)	$242,463
Corporate debt securities	186,895	204	(48)	187,051
International government agency debt securities	30,001	28	—	30,029
Total short-term investments	458,945	649	(51)	459,543
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	11,996	—	(9)	11,987
Corporate debt securities	6,322	—	(1)	6,321
	18,318	—	(10)	18,308
Held-to-maturity securities:
Fixed term deposit account	1,667	—	—	1,667
Certificates of deposit	1,715	—	—	1,715
	3,382	—	—	3,382
Total long-term investments	21,700	—	(10)	21,690
Total investments	$480,645	$649	$(61)	$481,233

December 31, 2015
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$175,098	$20	$(179)	$174,939
U.S. government and agency debt securities	141,789	51	(104)	141,736
International government agency debt securities	37,070	—	(76)	36,994
Total short-term investments	353,957	71	(359)	353,669
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	211,216	—	(764)	210,452
Corporate debt securities	38,381	—	(111)	38,270
International government agency debt securities	12,039	—	(71)	11,968
	261,636	—	(946)	260,690
Held-to-maturity securities:
Fixed term deposit account	1,666	—	—	1,666
Certificates of deposit	1,715	—	—	1,715
	3,381	—	—	3,381
Total long-term investments	265,017	—	(946)	264,071
Total investments	$618,974	$71	$(1,305)	$617,740

(1)	Losses represent marketable securities that were in loss positions for less than one year.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Proceeds from the sales and maturities of marketable securities	$307,953	$212,143
Realized gains	$112	$16
Realized losses	$28	$1

The Company’s available-for-sale and held-to-maturity securities at June 30, 2016 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$338,971	$339,098	$1,715	$1,715
After 1 year through 5 years	138,292	138,753	1,667	1,667
Total	$477,263	$477,851	$3,382	$3,382

At June 30, 2016, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Reset Therapeutics, Inc. (“Reset”). The Company made an upfront, non-refundable payment of $10.0 million in partial consideration of the grant to the Company of the rights and licenses included in such agreement, which was included in R&D expense in the three months ended March 31, 2016, and simultaneously made a $15.0 million investment in exchange for shares of Reset’s Series B Preferred Stock. The Company is accounting for its investment in Reset under the equity method based on its percentage of ownership, its seat on the board of directors and its belief that it can exert significant influence over the operating and financial policies of Reset. During the three and six months ended June 30, 2016, the Company recorded a reduction in its investment in Reset of $0.3 million which represents the company’s proportional share of Reset’s net loss for the period. The Company’s $14.7 million investment at June 30, 2016 is included within “Other assets” in the accompanying condensed consolidated balance sheets.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 7% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method.  At June 30, 2016, the Company had made payments of, and its investment is equal to, $1.9 million (€1.5 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2016, the Company recorded a reduction in its investment in Fountain of less than $0.1 million and $0.1 million, respectively, which represented the Company’s proportional share of Fountain’s net loss for the period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,667	$1,667	$—	$—
U.S. government and agency debt securities	254,450	137,283	117,167	—
Corporate debt securities	193,372	—	193,372	—
International government agency debt securities	30,029	—	30,029	—
Contingent consideration	59,400	—	—	59,400
Common stock warrants	1,370	—	—	1,370
Total	$540,288	$138,950	$340,568	$60,770

	December 31,
	2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,666	$1,666	$—	$—
U.S. government and agency debt securities	352,188	214,456	137,732	—
Corporate debt securities	213,209	—	213,209	—
International government agency debt securities	48,962	—	48,962	—
Contingent consideration	55,300	—	—	55,300
Common stock warrants	1,821	—	—	1,821
Total	$673,146	$216,122	$399,903	$57,121

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between the fair value hierarchies during the six months ended June 30, 2016.

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

The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at June 30, 2016:

(In thousands)	Fair Value
Balance, January 1, 2016	$57,121
Increase in fair value of contingent consideration	4,100
Decrease in fair value of warrants	(451)
Balance, June 30, 2016	$60,770

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximated fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s condensed consolidated balance sheets consisted of the $300.0 million, seven-year term loan bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% (“Term Loan B-1”) and the $75.0 million, four-year term loan bearing interest at LIBOR plus 2.75%, with no LIBOR floor (“Term Loan B-2” and together with Term Loan B-1, the “Term Loan Facility”). The estimated fair value of these term loans, which was based on quoted market price indications (Level 2 in

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

the fair value hierarchy) and which may not be representative of actual values that could have been or will be realized in the future, was as follows at June 30, 2016:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$286,120	$287,082
Term Loan B-2	$60,913	$60,633

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Raw materials	$14,951	$16,445
Work in process	17,837	12,423
Finished goods(1)	17,108	9,543
Total inventory	$49,896	$38,411

(1)	At June 30, 2016 and December 31, 2015, the Company had $3.4 million and $3.0 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Land	$5,913	$5,913
Building and improvements	144,583	136,797
Furniture, fixture and equipment	235,797	218,718
Leasehold improvements	18,584	16,597
Construction in progress	43,366	51,542
Subtotal	448,243	429,567
Less: accumulated depreciation	(189,889)	(174,748)
Total property, plant and equipment, net	$258,354	$254,819

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Six Months Ended
		June 30, 2016
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(193,132)	$272,458
NanoCrystal technology	13	74,600	(21,322)	53,278
OCR technologies	12	42,560	(19,423)	23,137
Total		$582,750	$(233,877)	$348,873

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at June 30, 2016 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $55.0 million and $50.0 million in the years ending December 31, 2016 through 2020, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

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

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Accounts payable	$36,293	$37,401
Accrued compensation	37,220	40,371
Accrued sales discounts, allowances and reserves	46,807	28,449
Accrued taxes	1,055	1,195
Accrued other	49,132	61,319
Total accounts payable and accrued expenses	$170,507	$168,735

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Term Loan B-1, due September 25, 2019	$286,120	$287,207
Term Loan B-2, due September 25, 2016	60,913	62,737
Total	347,033	349,944
Less: current portion	(63,913)	(65,737)
Long-term debt	$283,120	$284,207

11. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Cost of goods manufactured and sold	$2,264	$478	$4,542	$2,495
Research and development	6,367	5,466	12,798	9,923
Selling, general and administrative	18,000	15,933	33,547	26,788
Total share-based compensation expense	$26,631	$21,877	$50,887	$39,206

At June 30, 2016 and December 31, 2015, $1.3 million and $1.1 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

12. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and six months ended June 30, 2016 and 2015, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Stock options	11,168	9,643	10,463	9,175
Restricted stock units	1,370	2,129	1,297	2,169
Total	12,538	11,772	11,760	11,344

13. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2016, there are no potential losses from claims, asserted or unasserted, or legal proceedings the Company feels are probable of occurring.

ARISTADA

On July 13, 2015, Otsuka Pharmaceutical Development & Commercialization, Inc. (“Otsuka PD&C”) filed a Citizen Petition with the U.S. Food and Drug Administration (“FDA”) which requested that the FDA refuse to approve the New Drug Application (“NDA”) for ARISTADA or delay approval of such NDA until the exclusivity rights covering long-acting aripiprazole expire in December 2017. The FDA approved ARISTADA on October 5, 2015 and, concurrent with such approval, denied Otsuka PD&C’s Citizen Petition.

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

AMPYRA

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been submitted to us and/or the Company’s licensee Acorda Therapeutics, Inc. (“Acorda”) from Accord Healthcare, Inc.; Actavis Laboratories FL, Inc. (“Actavis”); Alkem

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Laboratories Ltd.; Apotex, Inc.; Aurobindo Pharma Ltd. (“Aurobindo”); Mylan Pharmaceuticals, Inc. (“Mylan”); Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc.; Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers have challenged the validity of the Orange Book-listed patents for AMPYRA, and they have also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent Nos. 5,540,938 (which the Company owns), 8,663,685; 8,440,703; 8,354,437 and 8,007,826 (which are owned by Acorda). Requested judicial remedies include recovery of litigation costs and injunctive relief. Lawsuits with eight of the ANDA filers have been consolidated into a single case. The Delaware Court has set a five-day bench trial starting on September 19, 2016. Mylan is challenging the jurisdiction of the Delaware Court with respect to the Delaware action. Due to Mylan’s motion to dismiss, the Company, together with Acorda, also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. patents and requesting the same judicial relief as in the Delaware action. In March 2016, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) upheld the Delaware Court’s ruling that the litigation against Mylan can continue in the Delaware Court. In June 2016, the Federal Circuit denied Mylan’s request for a rehearing to reconsider its previous ruling. Mylan may seek an appeal to the Supreme Court of the United States. All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices. As a result, a 30-month statutory stay of approval period applies to each of the ANDAs under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The 30-month stay starts from January 22, 2015, which is the end of the new chemical entity exclusivity period for AMPYRA. This stay restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of the asserted Orange Book-listed patents prior to that date.

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

BYDUREON, RISPERDAL CONSTA AND VIVITROL IPR Proceedings

In May 2016, Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Shandong Luye Pharmaceutical Co., Ltd., and Nanjing Luye Pharmaceutical Co., Ltd. (collectively, “Luye”) filed two separate IPR petitions challenging U.S. Patent

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Number 6,667,061 (the “‘061 Patent”), which is an Orange Book-listed patent for each of BYDUREON, RISPERDAL CONSTA and VIVITROL. The Company has a three-month period to respond, following which the USPTO has a further three-month period to decide whether or not to institute a review of the challenged claims of the ‘061 Patent. If such review is instituted, a decision on the matter would be expected, pursuant to the statutory time frame, within one year of the USPTO’s decision to institute such review.

The Company will oppose Luye’s requests to institute the challenge of the ‘061 Patent, and, if the USPTO institutes such challenge, the Company will oppose the full proceedings and vigorously defend the ‘061 Patent. For information about risks relating to the ‘061 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the sections entitled “Patent protection for our products is important and uncertain” and “Uncertainty over intellectual property in the pharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 5 of this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report, which has been filed with the SEC.

Executive Summary

Net loss for the three months ended June 30, 2016 was $47.2 million, or $0.31 per ordinary share— basic and diluted, as compared to a net loss of $46.1 million, or $0.31 per ordinary share— basic and diluted for the three months ended June 30, 2015. Net loss for the six months ended June 30, 2016 was $124.6 million, or $0.82 per ordinary share— basic and diluted, as compared to a net loss of $76.8 million, or $0.52 per ordinary share— basic and diluted for the six months ended June 30, 2015. Included in the net loss during the three and six months ended June 30, 2015 was $0.4 million and $4.5 million of operating income related to our Gainesville, GA manufacturing facility, which we sold as part of the Gainesville Transaction in April 2015.

The increase in the net loss incurred in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was primarily due to increases in R&D expense, reflecting an increased investment in our CNS development pipeline, and selling, general and administrative (“SG&A”) expense, reflecting the commercialization of ARISTADA in October 2015 following approval by the FDA. The increase in R&D and SG&A expenses was partially offset by an increase in net sales of VIVITROL and ARISTADA. Additionally, in the six months ended June 30, 2016, the increase in expenses was offset by a decrease in cost of goods manufactured and sold primarily due to the Gainesville Transaction. These items are discussed in greater detail later in the “Results of Operations” section of this Form 10-Q.

Products

Marketed Products

The key marketed products discussed below are expected to generate significant revenues for us. See the description of the marketed products below and refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for these marketed products.

Product	Indication(s)	Licensee	Territory
Proprietary Products
ARISTADA	Schizophrenia	None	Commercialized by Alkermes in the U.S.
VIVITROL	Alcohol dependence and Opioid dependence	None Cilag GmbH International (“Cilag”)	Commercialized by Alkermes in the U.S. Russia and Commonwealth of Independent States (“CIS”)
Products Using Our Proprietary Technologies
RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. ("Janssen, Inc.") and Janssen Pharmaceutica International, a division of Cilag International AG ("Janssen International")	Worldwide
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc. Janssen International and their affiliates "Janssen")	U.S.
XEPLION	Schizophrenia	Janssen	Rest of World (“ROW”)
INVEGA TRINZA	Schizophrenia	Janssen	U.S.
TREVICTA	Schizophrenia	Janssen	ROW

AMPYRA / FAMPYRA	Treatment to improve walking in patients with multiple sclerosis (“MS”), as demonstrated by an increase in walking speed	Acorda Biogen International GmbH (“Biogen”), under sublicense from Acorda	U.S. ROW
BYDUREON	Type 2 diabetes	AstraZeneca plc (“AstraZeneca”)	Worldwide

Proprietary Products

We developed and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with once-monthly and six-week dosing options for delivering and maintaining therapeutic levels of medication in the body through an intramuscular injection. ARISTADA possesses three dosing options (441 mg, 662 mg and 882 mg) and is packaged in a ready-to-use, pre-filled product format. We developed, manufacture and commercialize ARISTADA in the U.S.

On May 31, 2016, U.S. Patent No. 9,351,976 relating to ARISTADA was granted.  This patent has claims to pharmaceutical compositions comprising sorbitan esters of carboxylic acids that are useful for the delivery of anti-psychotic drugs and it expires in 2032.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is the only once‑monthly, non-addictive, injectable medication approved in the U.S., Russia and certain countries of the CIS for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer‑based microsphere injectable extended‑release technology to deliver and maintain therapeutic medication levels in the body through one injection every four weeks. We developed, manufacture and commercialize VIVITROL in the U.S., and Cilag commercializes VIVITROL in Russia and certain countries of the CIS.

Products Using Our Proprietary Technologies

We have granted licenses under our proprietary technologies to enable third parties to develop, commercialize and, in some cases, manufacture products for which we receive royalties and/or manufacturing revenues. Such arrangements include the following:

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and RISPERDAL CONSTA (risperidone long‑acting injection) are long-acting atypical antipsychotics that incorporate our proprietary technologies and are owned and commercialized worldwide by Janssen.

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

INVEGA TRINZA is an atypical antipsychotic injection for the treatment of schizophrenia used in people who have been treated with INVEGA SUSTENNA for at least four months. INVEGA TRINZA, the first schizophrenia treatment to be taken once every three months, became commercially available in the U.S. in June 2015. In May 2016, TREVICTA (paliperidone palmitate a 3-monthly injection), was approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION.  INVEGA TRINZA/TREVICTA uses our proprietary technology and is manufactured by Janssen.

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

BYDUREON

BYDUREON (exenatide extended-release for injectable suspension) is approved in the U.S. and the EU for the treatment of type 2 diabetes. AstraZeneca is solely responsible for the development and commercialization of BYDUREON worldwide. BYDUREON, a once-weekly formulation of exenatide, uses our polymer-based microsphere injectable extended-release technology. BYDUREON is manufactured by AstraZeneca.

BYDUREON Pen 2 mg, a pre‑filled, single‑use pen injector that contains the same formulation and dose as the original BYDUREON single‑dose tray, is available in the U.S., certain countries in the EU and Japan.

Key Development Programs

Our research and development is focused on leveraging our formulation expertise and proprietary product platforms to develop novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS. As part of our ongoing research and development efforts, we have devoted, and will continue to devote, significant resources to conducting clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our key current research and development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report. See the description of our development programs below and refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for our development products.

Product Candidate	Target Indication(s)	Status
ALKS 5461	Major Depressive Disorder	Phase 3
ALKS 3831	Schizophrenia	Phase 3
ALKS 8700	MS	Phase 3
ALKS 6428	Transition from Physical Dependence on Opioids to VIVITROL	Phase 3
Aripiprazole Lauroxil Two-Month Dose	Schizophrenia	Completed Phase 1
ALKS 7119	Various CNS Diseases	Phase 1
ALKS 4230 (formerly referred to as RDB 1450)	Cancer Immunotherapy	Phase 1

ALKS 5461

ALKS 5461 is a novel, proprietary, oral investigational medicine in development for the treatment of Major Depressive Disorder (“MDD”) in patients who have an inadequate response to standard antidepressant therapies. ALKS 5461 is composed of samidorphan in combination with buprenorphine. Samidorphan, formerly referred to as ALKS 33, is a proprietary oral opioid modulator characterized by limited hepatic metabolism and durable pharmacologic activity in modulating brain opioid receptors. ALKS 5461 acts as a balanced neuromodulator in the brain and represents a new approach with a novel mechanism of action for treating MDD. In October 2013, the FDA granted Fast Track status for ALKS 5461 for the adjunctive treatment of MDD in patients with inadequate response to standard antidepressant therapies.

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

ALKS 3831

ALKS 3831 is a novel, proprietary, oral investigational medicine designed as a broad-spectrum antipsychotic for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan in combination with the established antipsychotic drug olanzapine, which is generally available under the name ZYPREXA. ALKS 3831 is designed to provide the strong efficacy of olanzapine and a differentiated safety profile with favorable weight and metabolic properties and to have utility in the treatment of schizophrenia in patients with co-occurring alcohol use disorder.

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

ALKS 8700

ALKS 8700 is a novel, proprietary, oral investigational monomethyl fumarate ("MMF") molecule in development for the treatment of MS. ALKS 8700 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA.

We plan to file a 505(b)(2) NDA using pharmacokinetic bridging data from studies comparing ALKS 8700 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of ALKS 8700, which we initiated in December 2015. Additionally, we plan to initiate a randomized, head-to-head phase 3 study of the gastrointestinal tolerability of ALKS 8700 compared to TECFIDERA next year. We will need to conduct additional preclinical studies and pharmacokinetic studies to further support pharmacokinetic comparability to TECFIDERA. We expect to complete ALKS 8700 registration studies and file the NDA in 2018.

ALKS 6428

ALKS 6428 is designed to help physicians transition patients from physical dependence on opioids to VIVITROL for the treatment of opioid dependence. This transition process includes the administration of doses of oral naltrexone in conjunction with buprenorphine during a seven-day treatment period. In September 2015, we initiated a phase 3 study evaluating the safety, tolerability and efficacy of ALKS 6428 in patients with opioid dependence.

Aripiprazole Lauroxil Two-Month Dose

Aripiprazole lauroxil is an injectable atypical antipsychotic, currently commercially available as ARISTADA with once-monthly and six-week dosing options for the treatment of schizophrenia. Aripiprazole lauroxil is also in development with a two-month dosing interval. In February 2016, we announced positive topline results from a randomized, open-label, pharmacokinetic study evaluating a two-month dosing interval of aripiprazole lauroxil extended-release injectable suspension for the treatment of schizophrenia. Based on these phase 1 results, we plan to submit a supplemental NDA to the FDA in the second half of 2016.

ALKS 7119

ALKS 7119 is a novel, proprietary, oral investigational medicine that has a multivalent mechanism of action that acts on key receptors in the brain involved in several CNS diseases, including agitation in Alzheimer’s disease, MDD and others. In January 2016, we announced the initiation of a phase 1, double-blind, placebo-controlled study designed to evaluate the safety and tolerability of single ascending doses of ALKS 7119 in healthy subjects. In April 2016, we announced that early results of the single-ascending-dose study demonstrated a favorable tolerability profile and pharmacokinetic properties consistent with potential once-daily dosing. The full data analysis from the single-ascending-dose study, including unblinded safety data, is expected in the second half of 2016. Based on these early results, we initiated the multiple-ascending-dose study in healthy volunteers in July 2016 and expect results from this study around the end of 2016.

ALKS 4230

ALKS 4230, formerly referred to as RDB 1450, is our selective effector cell activator (“SECA”) that is designed to harness a patient’s immune system to preferentially activate and increase the number of tumor killing immune cells. SECA proteins selectively target immune cells to avoid expansion of immune regulatory cells which interfere with the anti-tumor response. SECA molecules are engineered using our proprietary fusion protein technology platform to modulate the natural mechanism of action of a biologic product. We filed an Investigational New Drug (“IND”) application with the FDA in the first quarter of 2016 and initiated a phase 1 clinical trial in May 2016. This phase 1 study will be conducted in two stages: a dose-escalation stage followed by a dose-expansion stage. The first stage of the study is designed to determine a maximum tolerated dose, and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects. Following the identification of the optimal dose range of ALKS 4230 in the first stage of the study, the dose-expansion stage of the study will evaluate ALKS 4230 in patients with selected solid tumor types. Initial results from the first stage of the phase 1 study are expected in 2017.

On June 7, 2016, U.S. Patent No. 9,359,415 relating to ALKS 4230 was granted. This patent has claims to fusion polypeptides modified by circular permutation as agonists and antagonists and it expires in 2033.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators' sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
Manufacturing and royalty revenues:
Continuing products:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$50.2	$37.4	$12.8	$81.6	$61.2	$20.4
AMPYRA/FAMPYRA	40.8	26.9	13.9	69.0	63.5	5.5
RISPERDAL CONSTA	19.4	23.4	(4.0)	42.7	46.5	(3.8)
BYDUREON	12.3	11.1	1.2	22.8	20.9	1.9
Other	14.3	13.7	0.6	27.1	31.0	(3.9)
	137.0	112.5	24.5	243.2	223.1	20.1
Divested products:
RITALIN LA & FOCALIN XR	—	0.7	(0.7)	—	9.3	(9.3)
Other	—	—	—	—	9.5	(9.5)
	—	0.7	(0.7)	—	18.8	(18.8)
Manufacturing and royalty revenues	$137.0	$113.2	$23.8	$243.2	$241.9	$1.3

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and six months ended June 30, 2016, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $560.0 million and $1,073.0 million, as compared to $436.0 million and $847.0 million in the three and six months ended June 30, 2015, respectively. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of: 5% on calendar-year net sales up to $250 million; 7% on calendar-year net sales of between $250 million and $500 million; and 9% on calendar-year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was primarily due to a 33% and 11% increase in the amount of AMPYRA shipped to Acorda, respectively. Under our supply and license agreements with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third-party manufacturer. During the three and six months ended June 30, 2016, we earned $8.8 million of revenue from product shipped to Acorda by a third-party manufacturer as compared to $2.7 million and $12.4 million in the three and six months ended June 30, 2015, respectively.

The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was primarily due to a decrease in Janssen’s end market sales of RISPERDAL CONSTA and a decrease in the price we earned on shipments of RISPERDAL CONSTA to Janssen. During the three and six months ended June 30, 2016, Janssen’s end market sales of RISPERDAL CONSTA were $230.0 million and $461.0 million, respectively, as compared to $247.0 million and $501.0 million in the three and six months ended June 30, 2015, respectively. Manufacturing revenues decreased by 21% and 8% in the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior periods. The decrease in manufacturing revenues in the three months ended June 30, 2016 was due to an 18% decrease in price and a 6% decrease in the amount of RISPERDAL CONSTA shipped to Janssen. The decrease in manufacturing revenues in the six months ended June 30, 2016 was due to a 16% decrease in price, partially offset by a 1% increase in the amount of RISPERDAL COSNTA shipped to Janssen.

The increase in BYDUREON royalty revenues in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was due to an increase in end-market sales of BYDUREON by AstraZeneca. During the three and six months ended June 30, 2016, our estimate of AstraZeneca’s end-market sales of BYDUREON were $154.0 million and $289.4 million, respectively, as compared to $137.5 million and $261.0 million in the three and six months ended June 30, 2015, respectively.

The divested products relate to products sold as part of the Gainesville Transaction.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and, following its approval by the FDA in October 2015, ARISTADA in the U.S. primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2016	% of Sales	2015	% of Sales	2016	% of Sales	2015	% of Sales
Product sales, gross	$105.2	100.0%	$53.1	100.0%	$185.7	100.0%	$96.9	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(25.6)	(24.3)%	(4.7)	(8.9)%	(39.8)	(21.4)%	(8.1)	(8.4)%
Product discounts	(8.2)	(7.8)%	(3.9)	(7.3)%	(14.4)	(7.7)%	(7.2)	(7.4)%
Chargebacks	(7.2)	(6.8)%	(4.2)	(7.9)%	(13.3)	(7.2)%	(7.7)	(7.9)%
Co-pay assistance	(2.4)	(2.3)%	(1.8)	(3.4)%	(4.2)	(2.3)%	(3.2)	(3.3)%
Other	(4.3)	(4.1)%	(1.3)	(2.4)%	(7.1)	(3.8)%	(2.4)	(2.4)%
Total adjustments	(47.7)	(45.3)%	(15.9)	(29.9)%	(78.8)	(42.4)%	(28.6)	(29.4)%
Product sales, net	$57.5	54.7%	$37.2	70.1%	$106.9	57.6%	$68.3	70.6%

The increase in product sales, gross for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was primarily due to a 67% and 64% increase in the number of VIVITROL units sold, respectively, and the addition of gross sales from ARISTADA, which launched in the U.S. in October 2015. The increase in the amount of Medicaid rebates as a percentage of sales in the three and six months ended June 30, 2016, as compared to the corresponding prior periods, was primarily due to an increase in the amount of VIVITROL sold under the Medicaid Drug Rebate Program in the three and six months ended June 30, 2016, as compared to the corresponding prior periods.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
Cost of goods manufactured and sold	$34.0	$30.4	$(3.6)	$61.7	$70.4	$8.7

The increase in the cost of goods manufactured and sold during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 was primarily due to an increase in sales of VIVITROL, ARISTADA and AMPYRA, partially offset by the decrease in cost of goods manufactured from RISPERDAL CONSTA, as previously described. The decrease in cost of goods manufactured and sold during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to the Gainesville Transaction. During the six months ended June 30, 2015, the Gainesville facility had cost of goods manufactured of $10.2 million. This decrease was partially offset by an increase in cost of goods sold for ARISTADA, which was first commercialized in October 2015.

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

The following table sets forth our external R&D expenses relating to our individual Key Development Programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 3831	$17.7	$4.9	$(12.8)	$31.9	$10.0	$(21.9)
ALKS 5461	14.5	30.3	15.8	27.2	50.4	23.2
ARISTADA and ARISTADA line extensions	9.2	10.2	1.0	23.6	19.3	(4.3)
ALKS 6428	5.5	1.6	(3.9)	10.5	2.2	(8.3)
ALKS 8700	5.7	5.0	(0.7)	9.4	6.7	(2.7)
Non-refundable upfront payment to Reset	—	—	—	10.0	—	(10.0)
Other development programs	9.0	6.3	(2.7)	15.0	10.8	(4.2)
Total external R&D expenses	61.6	58.3	(3.3)	127.6	99.4	(28.2)
Internal R&D expenses:
Employee-related	27.1	22.9	(4.2)	54.1	45.1	(9.0)
Occupancy	2.2	1.9	(0.3)	4.7	4.1	(0.6)
Depreciation	1.8	1.4	(0.4)	3.5	3.0	(0.5)
Other	4.3	3.4	(0.9)	8.2	6.6	(1.6)
Total internal R&D expenses	35.4	29.6	(5.8)	70.5	58.8	(11.7)
Research and development expenses	$97.0	$87.9	$(9.1)	$198.1	$158.2	$(39.9)

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

The increase in expenses related to ALKS 3831 was primarily due to the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively. The decrease in expenses related to ALKS 5461, in both the three and six months ended June 30, 2016, as compared to the corresponding prior periods, was primarily due to the timing of the three core phase 3 studies related to the program. We announced the results of the FORWARD-3 and FORWARD-4 studies in January 2016 and FORWARD-5, the third pivotal efficacy study in the FORWARD program for ALKS 5461, is ongoing. The increase in expenses related to ARISTADA and ARISTADA line extension programs during the six months ended June 30, 2016 was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia. The increase in expenses related to ALKS 6428, in both the three and six months ended June 30, 2016, as compared to the corresponding prior periods, was primarily due to the initiation of the phase 3 study evaluating the safety, tolerability and efficacy of ALKS 6428 in patients with opioid dependence in September 2015. The $10.0 million non-refundable, upfront payment made to Reset was partial consideration of a grant to us of rights and licenses pursuant to a collaboration and license option agreement with Reset. Expenses incurred under the ALKS 7119 and ALKS 4230 development programs in the three and six months ended June 30, 2016 and 2015 were not material.

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 23% from June 30, 2015 to June 30, 2016.

Selling, General and Administrative Expense

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
Selling, general and administrative expense	$96.1	$71.5	$(24.6)	$185.8	$134.6	$(51.2)

The increase in SG&A expense for the three and six months ended June 30, 2016 primarily relates to an increase in employee-related expenses of $14.2 million and $32.4 million, respectively, when compared to the corresponding prior periods and an increase in marketing and professional service fees of $10.4 million and $17.8 million, respectively, as compared to the corresponding prior period.

The increase in employee-related expenses was primarily due to a 13% increase in our SG&A headcount from June 30, 2015 to June 30, 2016, as we increased the size of our commercial operations team in anticipation of the launch of ARISTADA in October 2015. The increase in marketing and professional service fees was primarily due to the commercialization of ARISTADA commencing in October 2015.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
Amortization of acquired intangible assets	$15.2	$14.1	$(1.1)	$30.3	$29.3	$(1.0)

The intangible assets being amortized in the three and six months ended June 30, 2016 and 2015 were acquired as part of the acquisition of Elan Drug Technologies (“EDT”) in September 2011. In connection with the acquisition of EDT, we acquired certain amortizable intangible assets with a fair value of $643.2 million, which were expected to be amortized over 12 to 13 years. We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract.

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at June 30, 2016 is expected to be approximately $60.0 million, $60.0 million, $60.0 million, $55.0 million and $50.0 million in the years ending December 31, 2016 through 2020, respectively.

Other (Expense) Income, Net

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
Interest income	$1.0	$0.8	$0.2	$2.0	$1.5	$0.5
Interest expense	(3.3)	(3.3)	—	(6.6)	(6.6)	—
Increase in the fair value of contingent consideration	2.2	1.5	0.7	4.1	1.5	2.6
Gain on Gainesville Transaction	—	9.9	(9.9)	—	9.9	(9.9)
Other (expense) income, net	(0.5)	0.6	(1.1)	(0.2)	0.3	(0.5)
Total other (expense) income, net	$(0.6)	$9.5	$(10.1)	$(0.7)	$6.6	$(7.3)

The proceeds from the Gainesville Transaction included contingent consideration tied to low double digit royalties on net sales of IV/IM and other parenteral forms of Meloxicam and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to IV/IM and other parenteral forms of Meloxicam. We determined the fair value of the contingent consideration through three valuation approaches, which are described in greater detail in Note 3, Divestiture, in the “Notes to Condensed Consolidated Statements” in this Form 10-Q. We update our assessment of the fair value of this contingent consideration at each reporting date and reflect any changes to the fair value within “Increase in the fair value of contingent consideration” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss until the milestones and/or royalties included in the contingent consideration have been settled. During the three and six months ended June 30, 2016, we recorded an increase to the estimated fair value of the contingent consideration of $2.2 million and $4.1 million, respectively, which was primarily due to a shorter time to payment on the milestones and royalties included in the contingent consideration.

Income Tax (Benefit) Provision

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)
(Benefit) provision for income taxes	$(0.5)	$3.1	$3.6	$(0.1)	$3.6	$3.7

The income tax benefit in the three and six months ended June 30, 2016 and the income tax provision in the three and six months ended June 30, 2015 primarily relates to U.S. federal and state taxes. The favorable change in income taxes in the three and six months ended June 30, 2016, as compared to the corresponding prior periods, was due to a reduction in income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2016			December 31, 2015
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$106.6	$89.8	$196.4	$70.8	$110.3	$181.1
Investments—short-term	289.5	170.0	459.5	202.4	151.2	353.6
Investments—long-term	3.5	18.3	21.8	129.1	135.0	264.1
Total cash and investments	$399.6	$278.1	$677.7	$402.3	$396.5	$798.8
Outstanding borrowings—current and long-term	$347.0	$—	$347.0	$349.9	$—	$349.9

At June 30, 2016, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$458.9	$0.6	$—	$459.5
Investments—long-term available-for-sale	18.3	—	—	18.3
Investments—long-term held-to-maturity	3.4	—	—	3.4
Total	$480.6	$0.6	$—	$481.2

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more-likely-than-not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2016, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investment balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least the next twelve months.

Information about our cash flows, by category, is presented in the “Condensed Consolidated Statements of Cash Flows”. The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In millions)	2016	2015
Cash and cash equivalents, beginning of period	$181.1	$224.1
Cash used in operating activities	(86.1)	(13.3)
Cash provided by (used in) investing activities	101.1	(31.8)
Cash provided by financing activities	0.3	17.9
Cash and cash equivalents, end of period	$196.4	$196.9

The increase in cash flows used in operating activities in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to a 29% increase in cash paid to our suppliers and a 27% increase in cash paid to our employees. The increase in cash paid to our suppliers and employees was primarily due to the increase in our R&D activity, the commercialization of ARISTADA and an increase in our R&D and SG&A headcount, as previously discussed.

The increase in cash flows provided by investing activities in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to a $195.6 million increase in the net sales of investments. This was partially offset by a $15.0 million investment we made in Reset in February 2016 and the proceeds from the Gainesville Transaction of $50.2 million in April 2015.

The decrease in cash flows provided by financing activities in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to an $11.9 million decrease in excess tax benefit from share based compensation and a $5.7 million decrease in cash received from our employees from the exercise of stock options, net of amounts withheld for taxes.

Borrowings

At June 30, 2016, our borrowings consisted of $349.7 million outstanding under our Term Loan Facility. Refer to Note 10, Long-Term Debt, within the “Notes to Consolidated Financial Statements” accompanying our Annual Report, for a discussion of our outstanding term loans. Term Loan B-2 is due on September 25, 2016 and we expect to pay the outstanding principal balance in its entirety, which was $60.9 million at June 30, 2016.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the date of that Annual Report.

Off-Balance Sheet Arrangements

At June 30, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products partially offset by certain operating costs arising from expenses and payables at our Irish operations that are settled predominantly in euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2015.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), on June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

AMPYRA

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been submitted to us and/or the Company’s licensee Acorda from Accord Healthcare, Inc.; Actavis; Alkem Laboratories Ltd.; Apotex, Inc.; Aurobindo; Mylan; Par; Roxane Laboratories, Inc.; Sun; and Teva Pharmaceuticals USA, Inc., advising that each of these companies had submitted an ANDA to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended Release Tablets, 10 mg. The ANDA filers have challenged the validity of the Orange Book-listed patents for AMPYRA, and they have also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent Nos. 5,540,938 (which the Company owns), 8,663,685; 8,440,703; 8,354,437 and 8,007,826 (which are owned by Acorda). Requested judicial remedies include recovery of litigation costs and injunctive relief. Lawsuits with eight of the ANDA filers have been consolidated into a single case. The Delaware Court has set a five-day bench trial starting on September 19, 2016. Mylan is challenging the jurisdiction of the Delaware Court with respect to the Delaware action. Due to Mylan’s motion to dismiss, the Company, together with Acorda, also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. patents and requesting the same judicial relief as in the Delaware action. In March 2016, the Federal Circuit upheld the Delaware Court’s ruling that the litigation against Mylan can continue in the Delaware Court. In June 2016, the Federal Circuit denied Mylan’s request for a rehearing to reconsider its previous ruling. Mylan may seek an appeal to the Supreme Court of the United States. All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices. As a result, a 30-month statutory stay of approval period applies to each of the ANDAs under the Hatch-Waxman Act. The 30-month stay starts from January 22, 2015, which is the end of the new chemical entity exclusivity period for AMPYRA. This stay restricts the FDA from approving the ANDAs until July 2017 at the earliest, unless a Federal district court issues a decision adverse to all of the asserted Orange Book-listed patents prior to that date.

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

BYDUREON, RISPERDAL CONSTA AND VIVITROL IPR Proceedings

In May 2016, Luye filed two separate IPR petitions challenging the ‘061 Patent, which is an Orange Book-listed patent for each of BYDUREON,  RISPERDAL CONSTA and VIVITROL. The Company has a three-month period to respond, following which the USPTO has a further three-month period to decide whether or not to institute a review of the challenged claims of the ‘061 Patent. If such review is instituted, a decision on the matter would be expected, pursuant to the statutory time frame, within one year of the USPTO’s decision to institute such review.

The Company will oppose Luye’s requests to institute the challenge of the ‘061 Patent, and, if the USPTO institutes such challenge, the Company will oppose the full proceedings and vigorously defend the ‘061 Patent. For information about risks relating to the ‘061 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the sections entitled “Patent protection for our products is important and uncertain” and “Uncertainty over intellectual property in the pharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable”.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report. For a further discussion of our Risk Factors, refer to “Part I, Item 1A – Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2016. As of June 30, 2016, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended June 30, 2016, we acquired 115,678 Alkermes ordinary shares, at an average price of $44.39 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2016, none of the Company’s directors or officers entered into a trading plan in accordance with Rule 10b5-1 and the Company's policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Memorandum and Articles of Association of Alkermes plc (incorporated by reference to Exhibit 3.1 of the Alkermes plc Current Report on Form 8-K filed on May 26, 2016).
10.1 †	Alkermes plc 2011 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K filed on May 26, 2016).
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Statements.

+ XBRL (Extensible Business Reporting Language).

# Filed herewith.

‡ Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.