Form 10-Q
period 2017-03-31
Alkermes plc.
filed 2017-04-27
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 24, 2017 was 153,190,501 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

• our expectations regarding our products, including the development, regulatory (including expectations about regulatory filings, regulatory approvals and regulatory timelines), therapeutic and commercial scope and potential of such products and the costs and expenses related thereto;

• our expectations regarding the initiation, timing and results of clinical trials of our products;

• our expectations regarding the competitive landscape, and changes therein, related to our products, including competition from generic forms of our products, our development programs, and our industry generally;

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

Actual results might differ materially from those expressed or implied by these forward‑looking statements because these forward‑looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward‑looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. In light of these risks, assumptions and uncertainties, the forward‑looking events discussed in this Form 10-Q might not occur. For more information regarding the risks and uncertainties of our business, see “Part II, Item 1A – Risk Factors” in this Form 10-Q and “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) and any subsequent reports filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, information contained in this Form 10-Q concerning the disorders targeted by our products and the markets in which we operate is based on information from various sources (including, without limitation, industry publications, medical and clinical journals; studies; surveys and forecasts; and our internal research), on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our products. Our internal research has not been verified by any independent source, and we have not independently verified any third‑party information. These projections, assumptions and estimates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part II, Item 1A – Risk Factors” in this Form 10-Q and “Part I, Item 1A—Risk Factors” of our Annual Report. These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.

Note Regarding Company and Product References

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” the “Company,” “us,” “we” and “our”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of marketed drug products and a clinical pipeline of products that address central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis (“MS”). Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our product candidates, product candidates using our proprietary technologies, development products and development products using our proprietary technologies (b) references to the “biopharmaceutical industry” are used interchangeably with references to the “biotechnology” and/or “pharmaceutical industries” and (c) references to “licensees” are used interchangeably with references to “collaborative partners” and “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ARISTADA®, LinkeRx®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); BYDUREON® —Amylin Pharmaceuticals, LLC; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); TECFIDERA®—Biogen MA Inc. (“Biogen”); and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,307	$186,378
Investments—short-term	295,112	310,856
Receivables, net	176,487	191,102
Inventory	63,666	62,998
Prepaid expenses and other current assets	42,279	39,344
Total current assets	758,851	790,678
INTANGIBLE ASSETS—NET	302,925	318,227
PROPERTY, PLANT AND EQUIPMENT, NET	264,915	264,785
INVESTMENTS—LONG-TERM	112,954	121,931
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	64,800	63,200
DEFERRED TAX ASSETS	106,748	47,768
OTHER ASSETS	25,761	26,961
TOTAL ASSETS	$1,729,827	$1,726,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$205,309	$207,055
Long-term debt—short-term	3,000	3,000
Deferred revenue—short-term	2,433	1,938
Total current liabilities	210,742	211,993
LONG-TERM DEBT	280,109	280,666
OTHER LONG-TERM LIABILITIES	15,750	17,161
DEFERRED REVENUE—LONG-TERM	6,522	7,122
Total liabilities	513,123	516,942
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 155,109,810 and 154,191,281 shares issued; 153,122,812 and 152,430,514 shares outstanding at March 31, 2017, and December 31, 2016, respectively	1,548	1,539
Treasury shares, at cost (1,986,998 and 1,760,767 shares at March 31, 2017 and December 31, 2016, respectively)	(85,827)	(72,639)
Additional paid-in capital	2,259,486	2,231,797
Accumulated other comprehensive loss	(3,202)	(3,274)
Accumulated deficit	(955,301)	(947,942)
Total shareholders’ equity	1,216,704	1,209,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,729,827	$1,726,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$114,679	$106,159
Product sales, net	76,456	49,374
Research and development revenue	643	1,241
Total revenues	191,778	156,774
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	40,412	27,711
Research and development	104,835	101,072
Selling, general and administrative	102,099	89,719
Amortization of acquired intangible assets	15,302	15,156
Total expenses	262,648	233,658
OPERATING LOSS	(70,870)	(76,884)
OTHER EXPENSE, NET:
Interest income	943	1,011
Interest expense	(2,764)	(3,295)
Increase in the fair value of contingent consideration	1,600	1,900
Other (expense) income, net	(1,499)	249
Total other expense, net	(1,720)	(135)
LOSS BEFORE INCOME TAXES	(72,590)	(77,019)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,709)	404
NET LOSS	$(68,881)	$(77,423)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.45)	$(0.51)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	152,704	150,825
COMPREHENSIVE LOSS:
Net loss	$(68,881)	$(77,423)
Holding gain, net of a tax provision of $23 and $425, respectively	72	935
COMPREHENSIVE LOSS	$(68,809)	$(76,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,881)	$(77,423)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	23,763	22,703
Share-based compensation expense	21,169	24,256
Deferred income taxes	(1,215)	(25,437)
Excess tax benefit from share-based compensation	—	(4,874)
Increase in the fair value of contingent consideration	(1,600)	(1,900)
Other non-cash charges	1,623	672
Changes in assets and liabilities:
Receivables	14,615	15,673
Inventory	(733)	(7,982)
Prepaid expenses and other assets	(2,901)	(3,669)
Accounts payable and accrued expenses	(1,730)	(680)
Deferred revenue	(105)	(442)
Other long-term liabilities	2,248	1,889
Cash flows used in operating activities	(13,747)	(57,214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(9,382)	(12,009)
Proceeds from the sale of equipment	3	7
Investment in Reset Therapeutics, Inc.	—	(15,000)
Purchases of investments	(30,161)	(58,528)
Sales and maturities of investments	55,000	158,224
Cash flows provided by investing activities	15,460	72,694
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	7,114	3,498
Excess tax benefit from share-based compensation	—	4,874
Employee taxes paid related to net share settlement of equity awards	(13,148)	(3,297)
Principal payments of long-term debt	(750)	(1,688)
Cash flows (used in) provided by financing activities	(6,784)	3,387
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,071)	18,867
CASH AND CASH EQUIVALENTS—Beginning of period	186,378	181,109
CASH AND CASH EQUIVALENTS—End of period	$181,307	$199,976
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$4,978	$3,099

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2017 and 2016 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, its collaborative relationships, clinical trial expenses, the valuation of inventory, impairment and amortization of intangibles and long-lived assets, share-based compensation expense, income taxes including the valuation allowance for deferred tax assets, valuation of contingent consideration, valuation of investments and litigation loss contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax (benefit) provision in the three months ended March 31, 2017 and 2016 relates primarily to U.S. federal and state taxes on income. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At March 31, 2017, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

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

This guidance becomes effective for the Company in its year ending December 31, 2018 and the Company will adopt the new standard using the modified retrospective method. The Company has begun the process of assessing the impact the new standard will have on its financial statements, as well as evaluating the disclosure requirements under the new standard. At this time, the Company cannot reasonably estimate the expected impact the adoption of this new standard will have on its consolidated financial statements.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

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

In March 2016, the FASB issued guidance as part of its simplification initiative to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This guidance became effective for the Company on January 1, 2017, and the adoption of this standard did not have an impact on its consolidated financial statements.

In March 2016, the FASB issued guidance as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions. The amendments in this update established that: (i) all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement; (ii) excess tax benefits be classified as an operating activity in the statement of cash flows; (iii) the entity make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is current GAAP, or account for forfeitures as they occur; (iv) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) cash paid by an employer when directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. This guidance became effective for the Company on January 1, 2017. The amendments related to (i), (iii) and (iv) were adopted by the Company on a modified retrospective basis, which resulted in a cumulative-effect adjustment to reduce accumulated deficit by $61.5 million related to the timing of when excess tax benefits are recognized. The Company elected to continue to record expense only for those awards that are expected to vest. The amendments related to (ii) and (v) were adopted using the prospective transition method.

In June 2016, the FASB issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance becomes effective for the Company in its year ending December 31, 2020, with early adoption permitted for the Company in its year ending December 31, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued guidance to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance becomes effective for the Company in its year ending December 31, 2018, with early adoption permitted. The Company elected to early adopt this standard as of January 1, 2017. The adoption of this standard did not have an impact on the Company’s statement of cash flows.

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

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance becomes effective for the Company in its year ending December 31, 2018, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company adopted the provisions of this standard, effective January 1, 2017, and the adoption of this standard had no impact on the Company’s consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

In January 2017, the FASB issued guidance that simplifies the test for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for the Company in its year ending December 31, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted the provisions of this standard, effective January 1, 2017, and the adoption of this standard had no impact on the Company’s consolidated financial statements.

3. INVESTMENTS

Investments consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses(1)	Fair Value
	(In thousands)
March 31, 2017
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$162,187	$60	$(100)	$162,147
Corporate debt securities	127,458	56	(46)	127,468
International government agency debt securities	5,508	—	(11)	5,497
Total short-term investments	295,153	116	(157)	295,112
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	79,345	—	(277)	79,068
Corporate debt securities	24,557	—	(49)	24,508
International government agency debt securities	5,993	—	(14)	5,979
	109,895	—	(340)	109,555
Held-to-maturity securities:
Fixed term deposit account	1,667	17	—	1,684
Certificates of deposit	1,715	—	—	1,715
	3,382	17	—	3,399
Total long-term investments	113,277	17	(340)	112,954
Total investments	$408,430	$133	$(497)	$408,066

December 31, 2016
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$177,203	$96	$(51)	$177,248
Corporate debt securities	128,119	47	(53)	128,113
International government agency debt securities	5,511	—	(16)	5,495
Total short-term investments	310,833	143	(120)	310,856
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	81,839	—	(391)	81,448
Corporate debt securities	31,223	—	(89)	31,134
International government agency debt securities	5,992	—	(18)	5,974
	119,054	—	(498)	118,556
Held-to-maturity securities:
Fixed term deposit account	1,667	—	(7)	1,660
Certificates of deposit	1,715	—	—	1,715
	3,382	—	(7)	3,375
Total long-term investments	122,436	—	(505)	121,931
Total investments	$433,269	$143	$(625)	$432,787

(1)	Losses represent marketable securities that were in loss positions for less than one year.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Proceeds from the sales and maturities of marketable securities	$55,000	$158,224
Realized gains	$9	$63
Realized losses	$3	$28

The Company’s available-for-sale and held-to-maturity securities at March 31, 2017 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$278,080	$278,011	$1,715	$1,715
After 1 year through 5 years	126,968	126,656	1,667	1,684
Total	$405,048	$404,667	$3,382	$3,399

At March 31, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Reset Therapeutics, Inc. (“Reset”), a related party. The Company made an upfront, non-refundable payment of $10.0 million in partial consideration of the grant to the Company of the rights and licenses included in such agreement, which was included in R&D expense in the three months ended March 31, 2016, and simultaneously made a $15.0 million investment in exchange for shares of Reset’s Series B Preferred Stock. The Company is accounting for its investment in Reset under the equity method based on its percentage of ownership of Reset, its seat on Reset’s board of directors and its belief that it can exert significant influence over the operating and financial policies of Reset. During the three months ended March 31, 2017, the Company recorded a reduction in its investment in Reset of $1.6 million, which represents the Company’s proportional share of Reset’s net loss for the period. The Company’s $11.7 million investment in Reset at March 31, 2017 is included within “Other assets” in the accompanying condensed consolidated balance sheets.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 7% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method. During the three months ended March 31, 2017, the Company recorded a reduction in its investment in Fountain of $0.6 million,  which represents the Company’s proportional share of Fountain’s net loss for the period. The Company’s $3.1 million (€2.6 million) investment in Fountain at March 31, 2017 is included within “Other assets” in the accompanying condensed consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
(In thousands)	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,684	$1,684	$—	$—
U.S. government and agency debt securities	241,215	138,804	102,411	—
Corporate debt securities	151,976	—	151,976	—
International government agency debt securities	11,476	—	11,476	—
Contingent consideration	64,800	—	—	64,800
Common stock warrants	1,569	—	—	1,569
Total	$472,720	$140,488	$265,863	$66,369

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,660	$1,660	$—	$—
U.S. government and agency debt securities	258,696	156,370	102,326	—
Corporate debt securities	159,247	—	159,247	—
International government agency debt securities	11,469	—	11,469	—
Contingent consideration	63,200	—	—	63,200
Common stock warrants	1,392	—	—	1,392
Total	$495,664	$158,030	$273,042	$64,592

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between the fair value hierarchies during the three months ended March 31, 2017.

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

The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at March 31, 2017:

(In thousands)	Fair Value
Balance, January 1, 2017	$64,592
Increase in the fair value of contingent consideration	1,600
Increase in the fair value of warrants	177
Balance, March 31, 2017	$66,369

In March 2015, the Company entered into a definitive agreement to sell its Gainesville, GA facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and other parenteral forms of Meloxicam and certain intellectual property related to IV/IM and parenteral forms of Meloxicam (the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC. In connection with the Gainesville Transaction, the Company is eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s intellectual property to which Recro was provided a right of use,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

through license or transfer, pursuant to the Gainesville Transaction (together, the “Meloxicam Products”) and up to $125.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products, including, at Recro’s election, either (i) $10.0 million upon the submission of a New Drug Application (“NDA”) filing for the first Meloxicam Product and $30.0 million upon regulatory approval of an NDA for the first Meloxicam Product or (ii) an aggregate of $45.0 million upon regulatory approval of an NDA for the first Meloxicam Product.

At March 31, 2017, the Company determined the value of the Gainesville Transaction’s contingent consideration using the following valuation approaches:

• The fair value of the two regulatory milestones was estimated for both scenario (i) and scenario (ii), mentioned above, based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the first regulatory milestone event to occur within a few months and used a discount rate of 2.4% for both scenario (i) and scenario (ii). The Company expects the second regulatory milestone event to occur within 2018 and used a discount rate of 3.3% and 3.6% for scenario (i) and scenario (ii), respectively. The Company then assessed the likelihood of Recro opting to pay the Company under each scenario to arrive at a probability-weighted present value for these regulatory milestones;

•  To estimate the fair value of future royalties on net sales of the Meloxicam Products, the Company assessed the likelihood of the Meloxicam Products being approved for sale and estimated the expected future sales given approval and intellectual property protection. The Company then discounted these expected payments using a discount rate of 16.0%, which the Company believes captures a market participant’s view of the risk associated with the expected payments; and

• The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Products, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at rate ranging from 10.5% to 12.2%, which included cost of debt plus an alpha.

During the three months ended March 31, 2017, the Company determined that the value of the Gainesville Transaction’s contingent consideration increased from $63.2 million at December 31, 2016 to $64.8 million. This increase was recorded as “Increase in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

As part of the Gainesville Transaction, the Company also received warrants to purchase 350,000 shares of Recro common stock at a per share exercise price of $19.46. The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at March 31, 2017:

Closing stock price at March 31, 2017	$8.74
Warrant strike price	$19.46
Expected term (years)	5.02
Risk-free rate	1.96%
Volatility	82.5%

During the three months ended March 31, 2017, the Company determined that the fair value of the warrants, recorded within “Other assets” in the accompanying condensed consolidated balance sheets, increased from $1.4 million at December 31, 2016 to $1.6 million. The increase in the fair value of the warrants was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants decreased by $0.8 million in the three months ended March 31, 2016.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s condensed consolidated balance sheets at March 31, 2017 consisted of a $300.0 million term loan, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% with a maturity date of September 25, 2021 (“Term Loan B-1”). The estimated fair value of Term Loan B-1, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been or will be realized in the future, was as follows at March 31, 2017:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$283,109	$288,291

5. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Raw materials	$19,201	$19,413
Work in process	25,955	21,811
Finished goods(1)	18,510	21,774
Total inventory	$63,666	$62,998

(1)	At March 31, 2017 and December 31, 2016, the Company had $9.4 million and $7.1 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Land	$6,303	$5,913
Building and improvements	155,089	152,871
Furniture, fixture and equipment	269,363	251,437
Leasehold improvements	19,321	19,241
Construction in progress	29,116	41,254
Subtotal	479,192	470,716
Less: accumulated depreciation	(214,277)	(205,931)
Total property, plant and equipment, net	$264,915	$264,785

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Three Months Ended
		March 31, 2017
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(230,911)	$234,679
NanoCrystal technology	13	74,600	(26,085)	48,515
OCR technologies	12	42,560	(22,829)	19,731
Total		$582,750	$(279,825)	$302,925

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at March 31, 2017 is expected to be approximately $60.0 million, $60.0 million, $55.0 million, $50.0 million and $45.0 million in the years ending December 31, 2017 through 2021, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Accounts payable	$56,706	$46,275
Accrued compensation	32,594	45,622
Accrued sales discounts, allowances and reserves	55,745	60,973
Accrued other	60,264	54,185
Total accounts payable and accrued expenses	$205,309	$207,055

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Term Loan B-1, due September 25, 2021	$283,109	$283,666
Less: current portion	(3,000)	(3,000)
Long-term debt	$280,109	$280,666

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

10. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cost of goods manufactured and sold	$2,233	$2,279
Research and development	5,594	6,430
Selling, general and administrative	13,342	15,547
Total share-based compensation expense	$21,169	$24,256

At March 31, 2017 and December 31, 2016, $0.5 million and $1.1 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2017, the board of directors awarded restricted stock units (“RSUs”) to all employees of the Company as of the date of the award, subject to vesting on the achievement of two future key milestones in the Company’s clinical-stage pipeline and the achievement of a revenue-related goal; provided that, if such vesting event occurs during the first year after grant, the vesting of the of the restricted stock unit award will not occur until the one-year anniversary of the grant date. The award will expire if the performance conditions have not been met on or before the three-year anniversary of the grant date. The grant date fair value of the performance-vesting RSUs was equal to the market value of the Company's stock on the date of grant. At March 31, 2017, the Company does not consider it probable that the performance criteria will be met and has not recognized any share-based compensation expense related to these performance-vesting RSUs. At March 31, 2017, there was $56.4 million of unrecognized compensation cost related to these performance-vesting RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met.

11. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three months ended March 31, 2017 and 2016, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Stock options	9,176	10,043
Restricted stock units	1,835	1,226
Total	11,011	11,269

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates using the latest available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

results. At March 31, 2017, there were no potential losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

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

On October 15, 2015, Otsuka Pharmaceutical Co., Ltd., Otsuka PD&C, and Otsuka America Pharmaceutical, Inc. (collectively, “Otsuka”) filed an action for declaratory and injunctive relief with the U.S. District Court for the District of Columbia (the “DC Court”) against Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services; Dr. Stephen Ostroff, Acting Commissioner, FDA; and the FDA, requesting that the DC Court (a) expedite the legal proceedings; (b) declare that the FDA’s denial of Otsuka’s claimed exclusivity rights and approval of the ARISTADA NDA were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law; (c) vacate the FDA’s approval of the ARISTADA NDA and vacate any FDA decisions or actions underlying or supporting or predicated upon that approval; (d) declare that Otsuka’s claimed exclusivity rights preclude the FDA from granting approval of the Alkermes NDA until the expiration of such exclusivity rights in December 2017; and (e) grant any and all other, further, and additional relief, including all necessary and appropriate protective preliminary, interim, or permanent relief, as the nature of the cause may require, including all necessary and appropriate declarations of rights and injunctive relief. The Company successfully intervened in, and received the DC Court’s approval to become a party to, this action.

On July 28, 2016, the DC Court issued an opinion in favor of the Company and the FDA, affirming in all respects the FDA’s decision to approve ARISTADA for the treatment of schizophrenia, and denying the action filed by Otsuka for declaratory and injunctive relief. Otsuka has filed an appeal of the DC Court’s decision with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”) asking the DC Circuit to reverse the DC Court’s decision, vacate the FDA’s approval of the ARISTADA NDA and remand the case to the DC Court for consideration of any appropriate equitable remedy for Otsuka’s lost exclusivity. The DC Circuit’s appellate hearing for this matter occurred on December 12, 2016. The Company believes Otsuka’s action is without merit and will continue to vigorously defend ARISTADA against such action. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Annual Report and specifically the section entitled “Citizen Petitions and other actions filed with, or litigation against, the FDA or other regulatory agencies or litigation against Alkermes may negatively impact the approval of our products and our business.”

AMPYRA

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been received by the Company and/or its partner Acorda from Accord Healthcare, Inc. (“Accord”); Actavis Laboratories FL, Inc. (“Actavis”); Alkem Laboratories Ltd. (“Alkem”); Apotex Corporation and Apotex, Inc. (collectively, “Apotex”); Aurobindo Pharma Ltd. (“Aurobindo”); Mylan Pharmaceuticals, Inc. (“Mylan”); Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc. (“Roxane”); Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva Pharmaceuticals USA, Inc. (“Teva,” and collectively with Accord, Actavis, Alkem, Apotex, Aurobindo, Mylan, Par, Roxane and Sun, the “ANDA Filers”) advising that each of the ANDA Filers had submitted an abbreviated NDA (“ANDA”) to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg. The ANDA Filers challenged the validity of the Orange Book-listed patents for AMPYRA, and they also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA Filers in the U.S. District Court for the District of Delaware (the “Delaware

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Court”) asserting infringement of U.S. Patent No. 5,540,938 (the “‘938 Patent”), which the Company owns, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. Requested judicial remedies included recovery of litigation costs and injunctive relief.

All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices from the ANDA Filers. As a result, a 30-month statutory stay of approval period applied to each of the ANDA Filers’ ANDAs under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The 30-month stay started on January 22, 2015, and restricted the FDA from approving the ANDA Filers’ ANDAs until July 2017 at the earliest, unless a Federal district court issued a decision adverse to all of the asserted Orange Book-listed patents prior to that date. Lawsuits with eight of the ANDA filers have been consolidated into a single case.

The Company and/or Acorda entered into a settlement agreement with each of Accord, Actavis, Alkem, Apotex, Aurobindo, Par and Sun (collectively, the “Settling ANDA Filers”) to resolve the patent litigation that the Company and/or Acorda brought against the Settling ANDA Filers in the Delaware Court. As a result of the settlement agreements, the Settling ANDA Filers will be permitted to market generic versions of AMPYRA in the U.S. at a specified date in the future. The parties submitted their respective settlement agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice, as required by federal law. The settlements with the Settling ANDA Filers did not impact the patent litigation that the Company and Acorda brought against the remaining ANDA Filers (the “Non-Settling ANDA Filers”), as described in this Form 10-Q.

On March 31, 2017, after a bench trial, the Delaware Court issued an opinion (the “Delaware Court Decision”), upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and finding that Apotex, Mylan, Roxane and Teva stipulated that their proposed generic forms of AMPYRA infringed the ‘938 Patent. The Delaware Court also invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. Acorda has indicated that it will appeal the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In addition, the Non-Settling ANDA Filers may appeal the Delaware Court Decision with respect to the validity of the ‘938 Patent.

Mylan challenged the jurisdiction of the Delaware Court with respect to the Delaware action. In January 2015, the Delaware Court denied Mylan’s motion to dismiss. Subsequently, in January 2015, the Delaware Court granted Mylan’s request for an interlocutory appeal of its jurisdictional decision to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). In March 2016, the Federal Circuit denied Mylan’s appeal, and the case remains in the Delaware Court.  Mylan requested the Federal Circuit to reconsider its decision. However, on June 20, 2016, the Federal Circuit denied Mylan’s request. Mylan filed an appeal with the U.S. Supreme Court, which was denied. Due to Mylan’s motion to dismiss, the Company, along with Acorda, also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action. In December 2014, the Company, along with Acorda, filed a motion in the Northern District of West Virginia to stay that action in deference to the Delaware action. In February 2015, the District Court for the Northern District of West Virginia granted the motion to stay the proceeding. The patent infringement case against Mylan, however, was part of the consolidated Delaware action.

In addition to the Paragraph IV Certification Notices received from the ANDA Filers, in April 2017, Acorda received an additional Paragraph IV Certification Notice from Micro Labs, Ltd. (“Micro Labs”), contending that U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 are invalid and not infringed by Micro Labs’ proposed generic version of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg.  If a lawsuit is brought within 45 days from receipt of such Paragraph IV Certification Notice, the FDA cannot approve Micro Labs’ ANDA for 30 months (unless a Federal district court issues a decision adverse to all of the asserted Orange Book-listed patents prior to that date).

The Company intends to vigorously enforce its intellectual property rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part II, Item 1A—Risk Factors” in this Form 10-Q  and “Part I, Item 1A—Risk Factors” of the Company’s Annual Report.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

AMPYRA IPR Proceedings

A hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed inter partes review (“IPR”) petitions with the U.S. Patent and Trademark Office (the “USPTO”), challenging U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda, representing four of the five AMPYRA Orange Book-listed patents. In March 2016, the USPTO’s Patent Trials and Appeal Board (the “PTAB”) instituted the IPR, and oral argument for the IPR was held on January 19, 2017. On March 9, 2017, the PTAB upheld the challenged claims. This decision does not affect the litigation discussed in the “AMPYRA ANDA Litigation” section above.

BYDUREON, RISPERDAL CONSTA AND VIVITROL IPR Proceedings

On June 3, 2016, Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Shandong Luye Pharmaceutical Co., Ltd., and Nanjing Luye Pharmaceutical Co., Ltd. (collectively, “Luye”) filed two separate IPR petitions challenging U.S. Patent Number 6,667,061 (the “‘061 Patent”), which is an Orange Book-listed patent for each of BYDUREON, RISPERDAL CONSTA and VIVITROL. The Company opposed the institution of these IPR petitions. On November 30, 2016, the USPTO’s PTAB instituted one of Luye’s IPR petitions and denied instituting Luye’s other IPR petition. Oral argument, if requested, for the instituted IPR is currently scheduled for August 28, 2017. A decision on the instituted IPR would be expected, pursuant to the statutory time frame, by November 30, 2017.

The Company will vigorously defend the ‘061 Patent in the IPR proceedings. For information about risks relating to the ‘061 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the sections entitled “Patent protection for our products is important and uncertain” and “Uncertainty over intellectual property in the pharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.”

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

Executive Summary

Net loss for the three months ended March 31, 2017 was $68.9 million, or $0.45 per ordinary share— basic and diluted, as compared to a net loss of $77.4 million, or $0.51 per ordinary share— basic and diluted for the three months ended March 31, 2016. The decrease in the net loss incurred in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a $35.0 million increase in revenues, particularly in net sales of VIVITROL and ARISTADA, which increased by $14.6 million and $12.5 million, respectively. This was partially offset by an increase in operating expenses of $29.0 million, of which cost of goods manufactured and sold and selling, general and administrative (“SG&A”) expenses had the largest increases of $12.7 million and $12.4 million, respectively. These items are discussed in greater detail later in the “Results of Operations” section of this Item 2 of this Form 10-Q.

Products

Marketed Products

The key marketed products discussed below are expected to generate significant revenues for us. See the description of the marketed products below and refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for these marketed products.

Summary information regarding our proprietary products includes:

Product	Indication(s)	Licensee	Territory

	Schizophrenia	None	Commercialized by Alkermes in the U.S.

	Alcohol dependence and Opioid dependence	None Cilag GmbH International (“Cilag”)	Commercialized by Alkermes in the U.S. Russia and Commonwealth of Independent States (“CIS”)

Summary information regarding products that use our proprietary technologies includes:

Product	Indication(s)	Licensee	Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. ("Janssen, Inc.") and Janssen Pharmaceutica International, a division of Cilag International AG ("Janssen International")	Worldwide
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates "Janssen")	U.S.
XEPLION INVEGA TRINZA	Schizophrenia Schizophrenia	Janssen Janssen	All countries outside of the U.S. (“ROW”) U.S.
TREVICTA	Schizophrenia	Janssen	ROW
AMPYRA FAMPYRA	Treatment to improve walking in patients with MS, as demonstrated by an increase in walking speed	Acorda Biogen, under sublicense from Acorda	U.S. ROW

BYDUREON	Type 2 diabetes	AstraZeneca plc (“AstraZeneca”)	Worldwide

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

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is the only once-monthly, non-addictive, injectable medication approved in the U.S., Russia and certain countries of the CIS for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through one intramuscular injection every four weeks. We developed and exclusively manufacture VIVITROL. We commercialize VIVITROL in the U.S., and Cilag commercializes VIVITROL in Russia and certain countries of the CIS.

Products Using Our Proprietary Technologies

We have granted licenses under our proprietary technologies to enable third parties to develop, commercialize and, in some cases, manufacture products for which we receive royalties and/or manufacturing revenues. Such arrangements include the following:

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies.

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

INVEGA TRINZA is an atypical antipsychotic injection for the treatment of schizophrenia used in people who have been treated with INVEGA SUSTENNA for at least four months. INVEGA TRINZA, is the first schizophrenia treatment to be taken once every three months. TREVICTA (paliperidone palmitate a 3-monthly injection), is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION. INVEGA TRINZA/TREVICTA uses our proprietary technology and is manufactured by Janssen.

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

We have received notices of ANDA filings for AMPYRA asserting that a generic form of AMPYRA would not infringe AMPYRA’s Orange Book-listed patents and/or those patents are invalid. In response, we and/or Acorda filed lawsuits against certain of the ANDA filers in the Delaware Court asserting infringement of the ‘938 Patent, which we own, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. On March 31, 2017, the Delaware Court upheld the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA. Acorda has indicated that it will appeal the Delaware Court’s decision, with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part II, Item 1A—Risk Factors” in this Form 10-Q and “Part I, Item 1A—Risk Factors” of our Annual Report.

The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

BYDUREON

BYDUREON (exenatide extended-release for injectable suspension) is approved in the U.S. and the EU for the treatment of type 2 diabetes. AstraZeneca is responsible for the development and commercialization of BYDUREON worldwide. BYDUREON, a once-weekly formulation of exenatide, uses our polymer-based microsphere injectable extended-release technology. BYDUREON is manufactured by AstraZeneca. BYDUREON Pen 2 mg, a pre-filled, single-use pen injector that contains the same formulation and dose as the original BYDUREON single-dose tray, is available in the U.S., certain countries in the EU and Japan.

Key Development Programs

Our R&D is focused on leveraging our formulation expertise and proprietary product platforms to develop novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report. Refer to the “Patents and Proprietary Rights” section of our Annual Report for information with respect to the intellectual property protection for our development products.

The following graphic summarizes the status of our key development programs:

Aripiprazole Lauroxil Two-Month Dose

Aripiprazole lauroxil, an intramuscular injectable atypical antipsychotic, which is currently commercially available as ARISTADA, with once-monthly and six-week dosing options, for the treatment of schizophrenia is also currently in development with a two-month dosing interval. In October 2016, the FDA accepted our supplemental NDA (“sNDA”) for a two-month dosing option of aripiprazole lauroxil extended-release injectable suspension for the treatment of schizophrenia and assigned it a Prescription Drug User Fee Act (“PDUFA”) action date of June 5, 2017.

ALKS 5461

ALKS 5461 is a proprietary, once-daily, oral sublingual investigational medicine with a novel mechanism of action in development for the adjunctive treatment of major depressive disorder (“MDD”) in patients with an inadequate response to standard antidepressant therapies. ALKS 5461 is composed of samidorphan in combination with buprenorphine. Samidorphan is a proprietary oral opioid modulator characterized by limited hepatic metabolism and durable pharmacologic activity in modulating brain opioid receptors. In October 2013, the FDA granted Fast Track status for ALKS 5461 for the adjunctive treatment of MDD in patients with inadequate response to standard antidepressant therapies.

In February 2017, we met with the FDA’s Division of Psychiatric Products at a Type C meeting to discuss ALKS 5461. We have requested a pre-NDA meeting with the FDA and plan to submit the NDA for ALKS 5461 in the second half of 2017.

In April 2017, we announced plans to initiate a phase 3 study of ALKS 5461 in the second quarter of 2017. Study 217 will continue our focus on patients suffering from refractory depression and use the Montgomery—Åsberg Depression Rating Scale (“MADRS”), and will also include additional scales and endpoints related to social interaction, anhedonia and resilience, which are regulated by the opioid system and where ALKS 5461 may have particular benefit.

ALKS 3831

ALKS 3831 is a novel, proprietary, oral investigational medicine designed as a broad-spectrum antipsychotic for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan in combination with the established antipsychotic drug olanzapine, which is generally available under the name ZYPREXA. ALKS 3831 is designed to provide the strong antipsychotic efficacy of olanzapine and a differentiated safety profile with favorable weight and metabolic properties.

Results from ENLIGHTEN-1 and ENLIGHTEN-2, the two phase 3 studies from the ENLIGHTEN pivotal program for ALKS 3831, are expected in the mid-2017 and in mid-2018, respectively. We expect to use safety and efficacy data from the ENLIGHTEN pivotal program, if successful, to serve as the basis for an NDA to be submitted to the FDA.

Results from the exploratory phase 1 metabolic study of ALKS 3831, assessing the effects of ALKS 3831 on whole body insulin sensitivity, lipid metabolism and other important metabolic parameters compared to olanzapine, are expected in mid-2017.

In January 2017, we announced plans to initiate a phase 3 study of ALKS 3831 in young adult patients. The study will assess the weight gain profile of ALKS 3831 compared to treatment with olanzapine. The study is expected to initiate in the second quarter of 2017.

In April 2017, we announced data from the phase 2 study of ALKS 3831 in patients with schizophrenia and co-occurring alcohol use disorder. The pre-specified endpoint was a novel composite measure of disease exacerbation as measured by a series of potential events ranging from hospitalization to arrest.  The study did not show a difference on this endpoint, as the ALKS 3831 and olanzapine treatment groups performed similarly well. While both groups experienced an improvement in Positive and Negative Syndrome Scale (“PANSS”)  total scores, which was an explanatory endpoint in the study, a greater improvement was observed in subjects on ALKS 3831 at the end of the study period. Analysis of the full dataset is ongoing and we will present data at a future medical meeting.

ALKS 8700

ALKS 8700 is a novel, proprietary, oral investigational monomethyl fumarate (“MMF”) molecule in development for the treatment of MS. ALKS 8700 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA. In March 2017, in order to assess the differentiated gastrointestinal tolerability profile of ALKS 8700, we initiated an elective randomized, head-to-head phase 3 study of the gastrointestinal tolerability of ALKS 8700 compared to TECFIDERA in patients with relapsing-remitting MS.

The pivotal clinical program for ALKS 8700 consists of pharmacokinetic bridging studies comparing ALKS 8700 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of ALKS 8700, which we initiated in December 2015. We expect to complete the clinical registration requirements for ALKS 8700 by year-end, and to complete the required non-clinical studies and file a 505(b)(2) NDA in 2018.

For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of our Annual Report.

ALKS 6428

ALKS 6428 is designed to help healthcare providers transition patients from physical dependence on opioids to initiation with VIVITROL. ALKS 6428 is an investigational regimen of ascending doses of oral naltrexone administered in conjunction with ancillary medications, including buprenorphine, during a seven-day treatment period, prior to first VIVITROL injection. In February 2017, we announced that ALKS 6428 did not meet its primary endpoint in a phase 3 study, and no statistically significant difference between treatment groups was observed. Patients in each of the three treatment arms (ALKS 6428 plus tapering doses of buprenorphine, ALKS 6428 plus placebo, and placebo) performed equally well, with a similar percentage of patients successfully transitioning to initiation with VIVITROL. The company is continuing to analyze the full data set from the study. A second phase 3 study of ALKS 6428 is ongoing in patients who want to transition from buprenorphine maintenance therapy to initiation with VIVITROL for the treatment of opioid dependence.

ALKS 4230

ALKS 4230 is an engineered fusion protein designed to preferentially bind and signal through the intermediate affinity interleukin-2 (IL-2) receptor complex, thereby selectively activating and increasing the number of immunostimulatory tumor-killing immune cells while avoiding the expansion of immunosuppressive cells that interfere with anti-tumor response. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects while overcoming limitations of existing IL-2 therapy, which activates both immunosuppressive and tumor-killing immune cells. We filed an Investigational New Drug application with the FDA in the first quarter of 2016 and initiated a phase 1 clinical trial in May 2016. This phase 1 study is being conducted in two stages: a dose-escalation stage followed by a dose-expansion stage. The first stage of the study is designed to determine a maximum tolerated dose, and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects. Following the identification of the optimal dose range of ALKS 4230 in the first stage of the study, the dose-expansion stage of the study will evaluate ALKS 4230 in patients with selected solid tumor types. Initial data from the first stage of the phase 1 study are expected in 2017.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators' sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three months ended March 31, 2017 and 2016:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2017	2016	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$39.2	$31.4	$7.8
AMPYRA/FAMPYRA	29.2	28.2	1.0
RISPERDAL CONSTA	20.8	23.3	(2.5)
BYDUREON	12.3	10.5	1.8
Other	13.2	12.8	0.4
Manufacturing and royalty revenues	$114.7	$106.2	$8.5

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three months ended March 31, 2017, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $604.0 million, as compared to $513.0 million in the three months ended March 31, 2016. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of: 5% on calendar year net sales up to $250 million; 7% on calendar year net sales of between $250 million and $500 million; and 9% on calendar year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues was primarily due to a 10% increase in the amount of FAMPYRA shipped to Biogen and a 2% increase in FAMPYRA royalty revenues, partially offset by a 4% decrease in the amount of AMPYRA shipped to Acorda. Under our supply and license agreements with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third-party manufacturer, we earn manufacturing revenue when FAMPYRA is shipped to Biogen and we earn royalty revenues on end-market sales of FAMPYRA.

On March 31, 2017, the Delaware Court upheld the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA. Upon expiry of the ‘938 Patent in July 2018, and assuming Acorda is unsuccessful in appealing the Delaware Court’s decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685,  we can expect competition from generic forms of AMPYRA that would impact our manufacturing and royalty revenues. We expect our manufacturing and royalty revenues to decline in advance of generic entry in anticipation of reduced demand for AMPYRA.

For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part II, Item 1A—Risk Factors” in this Form 10-Q and “Part I, Item 1A—Risk Factors” of our Annual Report. The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

The decrease in RISPERDAL CONSTA manufacturing and royalty revenues was due to an 11% decrease in manufacturing revenue and a 10% decrease in royalty revenues. The decrease in manufacturing revenues was primarily due to a 13% decrease in the price we earned on shipments of RISPERDAL CONSTA to Janssen, partially offset by a 10% increase in the amount of RISPERDAL CONSTA shipped to Janssen. The decrease in royalty revenues was due to Janssen’s end-market sales of RISPERDAL CONSTA declining from $231.0 million in the three months ended March 31, 2016 to $207.0 million in the three months ended March 31, 2017.

The increase in BYDUREON royalty revenues was due to an increase in end-market sales of BYDUREON by AstraZeneca. During the three months ended March 31, 2017, AstraZeneca’s end-market sales of BYDUREON were $152.8 million, as compared to $135.4 million in the three months ended March 31, 2016.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and ARISTADA in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In millions)	2017	% of Sales	2016	% of Sales
Product sales, gross	$132.6	100.0%	$80.5	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(27.6)	(20.8)%	(13.7)	(17.0)%
Product discounts	(10.2)	(7.7)%	(4.6)	(5.7)%
Chargebacks	(9.7)	(7.3)%	(6.1)	(7.6)%
Co-pay assistance	(1.9)	(1.4)%	(1.9)	(2.4)%
Other	(6.7)	(5.1)%	(4.8)	(5.9)%
Total adjustments	(56.1)	(42.3)%	(31.1)	(38.6)%
Product sales, net	$76.5	57.7%	$49.4	61.4%

Our product sales, net for VIVITROL and ARISTADA in the three months ended March 31, 2017 were $58.5 million and $18.0 million, respectively, as compared to $43.8 million and $5.6 million in the three months ended March 31, 2016, respectively. The increase in product sales, gross was due to a 43% increase in the number of VIVITROL units sold and a 431% increase in the number of ARISTADA units sold. ARISTADA was first commercialized in October 2015. The increase in the amount of Medicaid rebates as a percentage of sales was primarily due to an increase in the amount of VIVITROL sold under the Medicaid Drug Rebate Program.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2017	2016	(Unfavorable)
Cost of goods manufactured and sold	$40.4	$27.7	$(12.7)

The increase in the cost of goods manufactured and sold was primarily due to increased sales of VIVITROL and ARISTADA. Cost of goods manufactured and sold for VIVITROL increased by $5.0 million and cost of goods sold for ARISTADA increased by $1.9 million. In addition, cost of goods manufactured for RISPERDAL CONSTA increased by $2.3 million.

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

The following table sets forth our external R&D expenses relating to our individual key development programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2017	2016	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 3831	$25.8	$14.2	$(11.6)
ALKS 8700	14.7	3.7	(11.0)
ALKS 5461	9.2	12.7	3.5
ALKS 6428	2.9	5.0	2.1
ARISTADA and ARISTADA line extensions	1.9	14.4	12.5
Other external R&D expenses	8.9	16.0	7.1
Total external R&D expenses	63.4	66.0	2.6
Internal R&D expenses:
Employee-related	31.7	27.0	(4.7)
Occupancy	2.4	2.5	0.1
Depreciation	2.4	1.7	(0.7)
Other	4.9	3.9	(1.0)
Total internal R&D expenses	41.4	35.1	(6.3)
Research and development expenses	$104.8	$101.1	$(3.7)

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

The increase in the expenses related to ALKS 3831 was primarily due to the timing of activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively. The increase in expenses related to ALKS 8700 was primarily due to further progression of the two-year, multicenter, open-label phase 3 study designed to assess the safety of ALKS 8700, which was initiated in December 2015 and is actively enrolling. We also initiated a phase 3 gastrointestinal tolerability study in March 2017. The decrease in expenses related to ALKS 5461 was primarily due to the completion of the three core phase 3 studies related to the program. We announced topline results of the FORWARD-3 and FORWARD-4 studies in January 2016 and topline results from FORWARD-5 were announced in October 2016. The decrease in expenses related to ALKS 6428 was primarily due to the completion of a phase 3 clinical study in which topline results were announced in February 2017. The decrease in expenses related to ARISTADA and ARISTADA line extensions was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia.

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 13% from March 31, 2016 to March 31, 2017.

Selling, General and Administrative Expense

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2017	2016	(Unfavorable)
Selling, general and administrative expense	$102.1	$89.7	$(12.4)

The increase in SG&A expense was primarily due to an increase in employee-related expenses of $4.1 million and marketing and professional service fees of $7.2 million. The increase in employee-related expenses was primarily due to a 13% increase in our SG&A-related headcount from March 31, 2016 to March 31, 2017. The increase in marketing and professional services fees was primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase in patient access support services, such as reimbursement and transition assistance, for both of these products.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2017	2016	(Unfavorable)
Amortization of acquired intangible assets	$15.3	$15.2	$(0.1)

We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract.

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2017 is expected to be approximately $60.0 million, $60.0 million, $55.0 million, $50.0 million and $45.0 million in the years ending December 31, 2017 through 2021, respectively.

Income Tax (Benefit) Provision

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2017	2016	(Unfavorable)
(Benefit) provision for income taxes	$(3.7)	$0.4	$4.1

The income tax (benefit) provision in the three months ended March 31, 2017 and 2016 primarily relates to U.S. federal and state taxes. The favorable change in income taxes in the three months ended March 31, 2017, as compared to the corresponding prior period, was primarily due to the recognition of excess tax benefits related to share-based compensation.

In March 2016, the FASB issued guidance as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions including the requirement that all future excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. On January 1, 2017, we adopted this standard on a modified retrospective basis, which resulted in a cumulative-effect adjustment of $61.5 million to accumulated deficit due to the change in the accounting treatment of excess tax benefits and tax deficiencies.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2017			December 31, 2016
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$64.3	$117.0	$181.3	$81.2	$105.2	$186.4
Investments—short-term	183.2	111.9	295.1	184.4	126.5	310.9
Investments—long-term	63.4	49.6	113.0	60.1	61.8	121.9
Total cash and investments	$310.9	$278.5	$589.4	$325.7	$293.5	$619.2
Outstanding borrowings—short and long-term	$283.1	$—	$283.1	$283.7	$—	$283.7

At March 31, 2017, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$295.2	$0.1	$(0.2)	$295.1
Investments—long-term available-for-sale	109.9	—	(0.3)	109.6
Investments—long-term held-to-maturity	3.4	—	—	3.4
Total	$408.5	$0.1	$(0.5)	$408.1

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2017, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investments balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least twelve months following the date from which this Form 10-Q was issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

Information about our cash flows, by category, is presented in the “Condensed Consolidated Statements of Cash Flows”. The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Cash and cash equivalents, beginning of period	$186.4	$181.1
Cash used in operating activities	(13.7)	(57.2)
Cash provided by investing activities	15.4	72.7
Cash (used in) provided by financing activities	(6.8)	3.4
Cash and cash equivalents, end of period	$181.3	$200.0

The decrease in cash flows used in operating activities was primarily due to a 20% increase in cash received from our customers and a 14% decrease in cash paid to our suppliers, partially offset by a 13% increase in cash paid to our employees. The increase in cash received from our customers was primarily due to the increase in revenue, as previously discussed.  The decrease in cash paid to our suppliers was primarily related to the timing of payments. The increase in cash paid to employees was primarily due to a 17% increase in our headcount from March 31, 2016 to March 31, 2017.

The decrease in cash flows provided by investing activities in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a $74.9 million decrease in the net sales of investments. This was partially offset by a $2.6 million decrease in cash paid for property, plant and equipment and the $15.0 million investment we made in Reset in February 2016.

The decrease in cash flows (used in) provided by financing activities in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a decrease of $6.2 million in cash received from our employees from the exercise of stock options, net of amounts withheld for taxes.

Borrowings

At March 31, 2017, the principal balance of our borrowings consisted of $286.5 million outstanding under our Term Loan B-1. Refer to Note 10, Long-Term Debt, within the “Notes to Consolidated Financial Statements” of our Annual Report, for a discussion of our outstanding term loans.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the date of that Annual Report.

In March 2017, we entered into a lease agreement to lease approximately 65,000 square feet of office space in Waltham, Massachusetts (the “Building”). Beginning March 1, 2017, the Company began leasing approximately 43,290 square feet (“Premises A”) of the Building, and, on January 1, 2018, the Company will gain access to the additional 21,645 square feet (“Premises B”).  The lease on both Premises A and Premises B ends on September 30, 2020 and will result in rental expense of approximately $1.2 million in 2017 and $2.2 million from 2018 through 2020.

Off-Balance Sheet Arrangements

At March 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2016, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables at our Irish operations that are settled predominantly in Euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2016.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), on March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see “Part II, Item 1A—Risk Factors” in this Form 10-Q and “Part I, Item 1A – Risk Factors” of our Annual Report.

ARISTADA

On July 13, 2015, Otsuka PD&C filed a Citizen Petition with the FDA which requested that the FDA refuse to approve the NDA for ARISTADA or delay approval of such NDA until the exclusivity rights covering long-acting aripiprazole expire in December 2017. The FDA approved ARISTADA on October 5, 2015 and, concurrent with such approval, denied Otsuka PD&C’s Citizen Petition.

On October 15, 2015, Otsuka filed an action for declaratory and injunctive relief with the DC Court against Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services; Dr. Stephen Ostroff, Acting Commissioner, FDA; and the FDA, requesting that the DC Court (a) expedite the legal proceedings; (b) declare that the FDA’s denial of Otsuka’s claimed exclusivity rights and approval of the ARISTADA NDA were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law; (c) vacate the FDA’s approval of the ARISTADA NDA and vacate any FDA decisions or actions underlying or supporting or predicated upon that approval; (d) declare that Otsuka’s claimed exclusivity rights preclude the FDA from granting approval of our NDA until the expiration of such exclusivity rights in December 2017; and (e) grant any and all other, further, and additional relief, including all necessary and appropriate protective preliminary, interim, or permanent relief, as the nature of the cause may require, including all necessary and appropriate declarations of rights and injunctive relief. We successfully intervened in, and received the DC Court’s approval to become a party to, this action.

On July 28, 2016, the DC Court issued an opinion in our and the FDA’s favor, affirming in all respects the FDA’s decision to approve ARISTADA for the treatment of schizophrenia, and denying the action filed by Otsuka for declaratory and injunctive relief. Otsuka has filed an appeal of the DC Court’s decision with the DC Circuit asking the DC Circuit to reverse the DC Court’s decision, vacate the FDA’s approval of the ARISTADA NDA and remand the case to the DC Court for consideration of any appropriate equitable remedy for Otsuka’s lost exclusivity. The DC Circuit’s appellate hearing for this matter occurred on December 12, 2016. We believe Otsuka’s action is without merit and will continue to vigorously defend ARISTADA against such action. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Annual Report and specifically the section entitled “Citizen Petitions and other actions filed with, or litigation against, the FDA or other regulatory agencies or litigation against Alkermes may negatively impact the approval of our products and our business.”

AMPYRA

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been received by us and/or our partner Acorda from the ANDA Filers advising that each of the ANDA Filers had submitted an ANDA to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg. The ANDA Filers challenged the validity of the Orange Book-listed patents for AMPYRA, and they also asserted that their generic versions do not infringe certain claims of these patents. In response, we and/or Acorda filed lawsuits against the ANDA Filers in the Delaware Court asserting infringement of  the ‘938 Patent, which we own, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685,  which are owned by Acorda. Requested judicial remedies included recovery of litigation costs and injunctive relief.

All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices from the ANDA Filers. As a result, a 30-month statutory stay of approval period applied to each ANDA Filers’ ANDA under the Hatch-Waxman Act. The 30-month stay started on January 22, 2015, and restricted the FDA from approving the ANDA Filers’ ANDAs until July 2017 at the earliest, unless a Federal district court issued a decision adverse to all of the asserted Orange Book-listed patents prior to that date. Lawsuits with eight of the ANDA filers have been consolidated into a single case.

We and/or Acorda entered into a settlement agreement with each of the Settling ANDA Filers to resolve the patent litigation that the Company and/or Acorda brought against the Settling ANDA Filers in the Delaware Court. As a result of the settlement agreements, the Settling ANDA Filers will be permitted to market generic versions of AMPYRA in the U.S. at a specified date in the future. The parties submitted their respective settlement agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice, as required by federal law. The settlements with the Settling ANDA Filers did not impact the patent litigation that we and Acorda brought against the Non-Settling ANDA Filers, as described in this Form 10-Q.

On March 31, 2017, after a bench trial, the Delaware Court Decision, upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and finding that Apotex, Mylan, Roxane and Teva stipulated that their proposed generic forms of AMPYRA infringed the ‘938 Patent. The Delaware Court also invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. Acorda has indicated that it will appeal the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In addition, the Non-Settling ANDA Filers may appeal the Delaware Court Decision with respect to the validity of the ‘938 Patent.

Mylan challenged the jurisdiction of the Delaware Court with respect to the Delaware action. In January 2015, the Delaware Court denied Mylan’s motion to dismiss. Subsequently, in January 2015, the Delaware Court granted Mylan’s request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit. In March 2016, the Federal Circuit denied Mylan’s appeal, and the case remains in the Delaware Court.  Mylan requested the Federal Circuit to reconsider its decision. However, on June 20, 2016, the Federal Circuit denied Mylan’s request. Mylan filed an appeal with the U.S. Supreme Court, which was denied. Due to Mylan’s motion to dismiss, we, along with Acorda, also filed another patent infringement suit against Mylan in the U.S. District Court for the Northern District of West Virginia asserting the same U.S. Patents and requesting the same judicial relief as in the Delaware action. In December 2014, we, along with Acorda, filed a motion in the Northern District of West Virginia to stay that action in deference to the Delaware action. In February 2015, the District Court for the Northern District of West Virginia granted the motion to stay the proceeding. The patent infringement case against Mylan, however, was part of the consolidated Delaware action.

In addition to the Paragraph IV Certification Notices received from the ANDA Filers, in April 2017, Acorda received an additional Paragraph IV Certification Notice from Micro Labs, contending that U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 are invalid and not infringed by Micro Labs’ proposed generic version of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg.  If a lawsuit is brought within 45 days from receipt of such Paragraph IV Certification Notice, the FDA cannot approve Micro Labs’ ANDA for 30 months (unless a Federal district court issues a decision adverse to all of the asserted Orange Book-listed patents prior to that date).

We intend to vigorously enforce our intellectual property rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part II, Item 1A—Risk Factors” in this Form 10-Q  and “Part I, Item 1A—Risk Factors” of our Annual Report.

AMPYRA IPR Proceedings

A hedge fund (acting with affiliated entities and individuals and proceeding under the name of the Coalition for Affordable Drugs) filed IPR petitions with the USPTO, challenging U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda, representing four of the five AMPYRA Orange Book-listed patents. In March 2016, the USPTO’s PTAB instituted the IPR, and oral argument for the IPR was held on January 19, 2017. On March 9, 2017, the PTAB upheld the challenged claims. This decision does not affect the litigation discussed in the “AMPYRA ANDA Litigation” section above.

BYDUREON, RISPERDAL CONSTA AND VIVITROL IPR Proceedings

On June 3, 2016, Luye filed two separate IPR petitions challenging the ‘061 Patent, which is an Orange Book-listed patent for each of BYDUREON, RISPERDAL CONSTA and VIVITROL. We opposed the institution of these IPR petitions. On November 30, 2016, the USPTO’s PTAB instituted one of Luye’s IPR petitions and denied instituting

Luye’s other IPR petition. Oral argument, if requested, for the instituted IPR is currently scheduled for August 28, 2017. A decision on the instituted IPR would be expected, pursuant to the statutory time frame, by November 30, 2017.

We will vigorously defend the ‘061 Patent in the IPR proceedings. For information about risks relating to the ‘061 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the sections entitled “Patent protection for our products is important and uncertain” and “Uncertainty over intellectual property in the pharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.”

Item 1A. Risk Factors

We face claims against our intellectual property rights and competition from generic drug manufacturers, which, for AMPYRA, could result in entry of generic competition in July 2018 or, in certain circumstances, earlier.

In the U.S., generic manufacturers of innovator drug products may file abbreviated New Drug Applications (“ANDAs”) and, in doing so, certify that their products do not infringe the innovator’s patents and/or that the innovator’s patents are invalid or unenforceable. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as “Paragraph IV” litigation in the U.S.

We have received notices of ANDA filings for AMPYRA asserting that generic forms of AMPYRA would not infringe AMPYRA’s Orange Book-listed patents and/or those patents are invalid. In response, we and/or our partner, Acorda Therapeutics, Inc. (“Acorda”), filed lawsuits against the ANDA filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent No. 5,540,938 (the “‘938 Patent”),  which we own, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. On March 31, 2017, the Delaware Court issued an opinion upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidating U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA. Acorda has indicated that it will appeal the opinion issued by the Delaware Court with respect to its findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In addition, the ANDA filers who have not entered into settlement agreements with us and/or Acorda (the “Non-Settling ANDA Filers”) may appeal the opinion issued by the Delaware Court with respect to its findings on the validity of the ‘938 Patent with the objective of commercializing their generic forms of AMPYRA before the ‘938 Patent’s July 2018 expiration date.  If the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 and, if appealed by the Non-Settling ANDA Filers, the validity of the ‘938 Patent, we can expect competition from generic forms of AMPYRA as early as July 2018 when the ‘938 Patent expires.    If the Federal Circuit upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 and, if appealed by the Non-Settling ANDA Filers, overturns the Delaware Court’s upholding of the validity of the ‘938 Patent, competition from generic forms of AMPYRA may occur before the July 2018 expiry of the ‘938 Patent.  Continued litigation based on such appeals may be costly and time consuming. For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover generic forms of our products. If an ANDA filer were to receive U.S. Food and Drug Administration approval to sell a generic version of our products and/or prevail in any patent litigation, our products would become subject to increased competition and demand for and sales of our products would likely decline significantly, resulting in decreased revenue. Our results of operations may be adversely affected by such decreased revenue.

There have been no other material changes from the risk factors disclosed in our Annual Report. For a further discussion of our Risk Factors, refer to “Part I, Item 1A – Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2017. As of March 31, 2017, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended March 31, 2017, we acquired 225,519 Alkermes ordinary shares, at an average price of $58.30 per share related to the vesting of employee equity awards to satisfy withholding tax obligations. During the three months ended March 31, 2017, we acquired 712 Alkermes ordinary shares, at an average price of $55.66 per share, tendered by employees as payment of the exercise price of stock options granted under our equity compensation plans.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended March 31, 2017, Dr. Elliot W. Ehrich, an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1#†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.
10.2#†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Statements.

+ XBRL (Extensible Business Reporting Language).

# Filed herewith.

‡ Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.