Form 10-Q
period 2017-09-30
Alkermes plc.
filed 2017-10-26
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 23, 2017 was 153,775,930 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

• our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents, other proprietary and intellectual property rights, and our products, including the commercialization of such products; and

• other factors discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward‑looking statements because these forward‑looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward‑looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. In light of these risks, assumptions and uncertainties, the forward‑looking events discussed in this Form 10-Q might not occur. For more information regarding the risks and uncertainties of our business, see “Part II, Item 1A – Risk Factors” in this Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) and any subsequent reports filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,123	$186,378
Investments—short-term	284,977	310,856
Receivables, net	207,537	191,102
Inventory	85,027	62,998
Prepaid expenses and other current assets	38,887	39,344
Total current assets	781,551	790,678
INTANGIBLE ASSETS—NET	271,811	318,227
PROPERTY, PLANT AND EQUIPMENT, NET	270,666	264,785
INVESTMENTS—LONG-TERM	118,751	121,931
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	79,100	63,200
DEFERRED TAX ASSETS	117,453	47,768
OTHER ASSETS	16,121	26,961
TOTAL ASSETS	$1,748,326	$1,726,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$251,187	$207,055
Long-term debt—short-term	3,000	3,000
Deferred revenue—short-term	1,827	1,938
Total current liabilities	256,014	211,993
LONG-TERM DEBT	278,994	280,666
OTHER LONG-TERM LIABILITIES	19,906	17,161
DEFERRED REVENUE—LONG-TERM	6,132	7,122
Total liabilities	561,046	516,942
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 155,793,163 and 154,191,281 shares issued; 153,745,656 and 152,430,514 shares outstanding at September 30, 2017, and December 31, 2016, respectively	1,555	1,539
Treasury shares, at cost (2,047,507 and 1,760,767 shares at September 30, 2017 and December 31, 2016, respectively)	(89,311)	(72,639)
Additional paid-in capital	2,312,865	2,231,797
Accumulated other comprehensive loss	(3,253)	(3,274)
Accumulated deficit	(1,034,576)	(947,942)
Total shareholders’ equity	1,187,280	1,209,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,748,326	$1,726,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$122,677	$110,250	$366,608	$353,444
Product sales, net	93,681	69,802	258,893	176,695
Research and development revenue	1,027	189	2,503	2,042
Total revenues	217,385	180,241	628,004	532,181
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	36,054	35,456	116,241	97,165
Research and development	104,411	99,444	308,399	297,523
Selling, general and administrative	99,633	91,145	310,682	276,985
Amortization of acquired intangible assets	15,643	15,323	46,417	45,636
Total expenses	255,741	241,368	781,739	717,309
OPERATING LOSS	(38,356)	(61,127)	(153,735)	(185,128)
OTHER (EXPENSE) INCOME, NET:
Interest income	1,173	912	3,287	2,917
Interest expense	(3,129)	(3,375)	(8,816)	(9,993)
Change in the fair value of contingent consideration	13,600	(1,000)	15,900	3,100
Other expense, net	(9,078)	(752)	(10,696)	(970)
Total other (expense) income, net	2,566	(4,215)	(325)	(4,946)
LOSS BEFORE INCOME TAXES	(35,790)	(65,342)	(154,060)	(190,074)
INCOME TAX (BENEFIT) PROVISION	486	(2,655)	(5,904)	(2,771)
NET LOSS	$(36,276)	$(62,687)	$(148,156)	$(187,303)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.24)	$(0.41)	$(0.97)	$(1.24)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	153,684	151,652	153,263	151,261
COMPREHENSIVE LOSS:
Net loss	$(36,276)	$(62,687)	$(148,156)	$(187,303)
Holding gain (loss), net of a tax (benefit) provision of $35, $(129), $(14) and $445, respectively	83	(261)	22	988
COMPREHENSIVE LOSS	$(36,193)	$(62,948)	$(148,134)	$(186,315)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,156)	$(187,303)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	73,305	69,605
Share-based compensation expense	63,336	74,613
Impairment of investment in Reset Therapeutics, Inc.	10,471	—
Deferred income taxes	(11,919)	(12,545)
Excess tax benefit from share-based compensation	—	(5,118)
Change in the fair value of contingent consideration	(15,900)	(3,100)
Other non-cash charges	3,357	1,901
Changes in assets and liabilities:
Receivables	(16,434)	(21,960)
Inventory	(21,843)	(17,156)
Prepaid expenses and other assets	(1,944)	(1,110)
Accounts payable and accrued expenses	43,430	26,833
Deferred revenue	(1,102)	(526)
Other long-term liabilities	6,680	4,506
Cash flows used in operating activities	(16,719)	(71,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(33,482)	(33,787)
Proceeds from the sale of equipment	50	100
Investment in Reset Therapeutics, Inc.	—	(15,000)
Purchases of investments	(289,226)	(296,712)
Sales and maturities of investments	318,492	493,520
Cash flows (used in) provided by investing activities	(4,166)	148,121
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	18,298	12,746
Excess tax benefit from share-based compensation	—	5,118
Employee taxes paid related to net share settlement of equity awards	(16,418)	(8,432)
Principal payments of long-term debt	(2,250)	(65,063)
Cash flows used in financing activities	(370)	(55,631)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,255)	21,130
CASH AND CASH EQUIVALENTS—Beginning of period	186,378	181,109
CASH AND CASH EQUIVALENTS—End of period	$165,123	$202,239
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$5,321	$3,642

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2017 and 2016 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, which are contained in the Company’s Annual Report that has been filed with the SEC. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying its Annual Report. Intercompany accounts and transactions have been eliminated.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax (benefit) provision in the three and nine months ended September 30, 2017 and 2016 primarily relates to U.S. federal and state taxes. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At September 30, 2017, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued guidance that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Numerous updates have been issued subsequent to the initial guidance that provide clarification on a number of specific issues and require additional disclosures.

This guidance becomes effective for the Company in its year ending December 31, 2018 and the Company will adopt it using the modified retrospective method. The Company has determined that the new guidance will necessitate a change in how it records manufacturing revenue for certain of its arrangements with its collaborative partners. Under current GAAP, the Company records manufacturing revenue from the sale of products it manufactures for resale by its collaborative partners after the Company has shipped such products and risk of loss has passed to the Company’s collaborative partner, assuming persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Under the new guidance, the terms within certain of the Company’s manufacturing contracts will require that manufacturing revenue be recorded as products are manufactured rather than upon shipment. Revenue earned under the Company’s other manufacturing contracts will continue to be recorded upon shipment. The Company continues to assess the impact this new guidance will have on its consolidated financial statements, and to evaluate the disclosure requirements under this new guidance.

In January 2016, the FASB issued guidance that enhances the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this guidance include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance becomes effective for the Company in its year ending December 31, 2018, and the Company is in the process of assessing the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This guidance becomes effective for the Company in its year ending December 31, 2019, and the Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance as part of its simplification initiative to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This guidance became effective for the Company on January 1, 2017, and the adoption of this guidance did not have an impact on its consolidated financial statements.

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

In June 2016, the FASB issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance becomes effective for the Company in its year ending December 31, 2020, with early adoption permitted for the Company in its year ending December 31, 2019. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued guidance to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance becomes effective for the Company in its year ending December 31, 2018, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2017. The adoption of this guidance had no impact on the Company’s statement of cash flows.

In October 2016, the FASB issued guidance to simplify and improve accounting on transfers of assets between affiliated entities.  The updated guidance eliminates the prohibition for all intra-entity asset transfers, except for inventory. This guidance becomes effective for the Company in its year ending December 31, 2018, and the Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

assets or businesses.  This guidance becomes effective for the Company in its year ending December 31, 2018, with early adoption permitted for transactions that occurred before the issuance date or effective date of the guidance if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company elected to early adopt this guidance, as of January 1, 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance that simplifies the test for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for the Company in its year ending December 31, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company elected to early adopt this guidance as of January 1, 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued guidance that amends the scope of modification accounting for share-based payment arrangements that addresses both diversity in practice and the cost and complexity of accounting for the change to the terms or conditions of a share-based payment award. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance becomes effective for the Company in its year ending December 31, 2018 and early adoption is permitted. The Company has determined that the adoption of this guidance will not have an impact on its consolidated financial statements unless certain of its share-based payment awards are modified in the future.

In July 2017, the FASB issued guidance that addresses narrow issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The guidance becomes effective for the Company in its year ending December 31, 2019 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

3. INVESTMENTS

Investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated
September 30, 2017	Cost	Gains	Losses(1)	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$185,965	$4	$(191)	$185,778
Corporate debt securities	71,722	38	(29)	71,731
International government agency debt securities	27,501	1	(34)	27,468
Total short-term investments	285,188	43	(254)	284,977
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	50,561	—	(170)	50,391
Corporate debt securities	46,949	—	(62)	46,887
International government agency debt securities	17,910	—	(25)	17,885
	115,420	—	(257)	115,163
Held-to-maturity securities:
Fixed term deposit account	1,667	192	—	1,859
Certificates of deposit	1,729	—	—	1,729
	3,396	192	—	3,588
Total long-term investments	118,816	192	(257)	118,751
Total investments	$404,004	$235	$(511)	$403,728

December 31, 2016
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$177,203	$96	$(51)	$177,248
Corporate debt securities	128,119	47	(53)	128,113
International government agency debt securities	5,511	—	(16)	5,495
Total short-term investments	310,833	143	(120)	310,856
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	81,839	—	(391)	81,448
Corporate debt securities	31,223	—	(89)	31,134
International government agency debt securities	5,992	—	(18)	5,974
	119,054	—	(498)	118,556
Held-to-maturity securities:
Fixed term deposit account	1,667	—	(7)	1,660
Certificates of deposit	1,715	—	—	1,715
	3,382	—	(7)	3,375
Total long-term investments	122,436	—	(505)	121,931
Total investments	$433,269	$143	$(625)	$432,787

(1)	Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Proceeds from the sales and maturities of marketable securities	$318,492	$493,520
Realized gains	$9	$124
Realized losses	$3	$28

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The Company’s available-for-sale and held-to-maturity securities at September 30, 2017 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$251,360	$251,134	$1,729	$1,729
After 1 year through 5 years	149,248	149,006	1,667	1,859
Total	$400,608	$400,140	$3,396	$3,588

At September 30, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Reset Therapeutics, Inc. (“Reset”), a related party. The Company made an upfront, non-refundable payment of $10.0 million in partial consideration of the grant to the Company of the rights and licenses included in such agreement, which was included in R&D expense in the three months ended March 31, 2016, and simultaneously made a $15.0 million investment in exchange for shares of Reset’s Series B Preferred Stock. The Company is accounting for its investment in Reset under the equity method based on its percentage of ownership of Reset, its seat on Reset’s board of directors and its belief that it can exert significant influence over the operating and financial policies of Reset. During the three months ended September 30, 2017, the Company recorded an other-than-temporary impairment charge of $10.5 million, which represented the Company’s remaining investment in Reset, as the Company believes that Reset is unable to generate future earnings that justify the carrying amount of the investment.  The impairment charge was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of September 30, 2017, the Company’s total contribution in Fountain was equal to €3.3 million. The Company’s commitment represents approximately 7% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method. During the three and nine months ended September 30, 2017, the Company recorded an increase in its investment in Fountain of less than $0.1 million and a decrease in its investment in Fountain of $0.6 million, respectively,  which represents the Company’s proportional share of Fountain’s net gains (losses) for these periods. The Company’s $2.7 million net investment in Fountain at September 30, 2017 is included within “Other assets” in the accompanying condensed consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,859	$1,859	$—	$—
U.S. government and agency debt securities	236,169	146,717	89,452	—
Corporate debt securities	118,618	—	118,618	—
International government agency debt securities	45,353	—	45,353	—
Contingent consideration	79,100	—	—	79,100
Common stock warrants	1,459	—	—	1,459
Total	$482,558	$148,576	$253,423	$80,559

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,660	$1,660	$—	$—
U.S. government and agency debt securities	258,696	156,370	102,326	—
Corporate debt securities	159,247	—	159,247	—
International government agency debt securities	11,469	—	11,469	—
Contingent consideration	63,200	—	—	63,200
Common stock warrants	1,392	—	—	1,392
Total	$495,664	$158,030	$273,042	$64,592

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between the fair value hierarchies during the nine months ended September 30, 2017.

The Company’s investments in U.S. government and agency debt securities, corporate debt securities and international government agency debt securities classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.

The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at September 30, 2017:

(In thousands)	Fair Value
Balance, January 1, 2017	$64,592
Increase in the fair value of contingent consideration	15,900
Increase in the fair value of warrants	67
Balance, September 30, 2017	$80,559

In March 2015, the Company entered into a definitive agreement to sell its Gainesville, GA facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and other parenteral forms of Meloxicam and certain intellectual property related to IV/IM and parenteral forms of Meloxicam (the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC. In connection with the Gainesville Transaction, the Company is eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s intellectual property to which Recro was provided a right of use,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

through license or transfer, pursuant to the Gainesville Transaction (together, the “Meloxicam Product(s)”) and up to $125.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products, including, at Recro’s election, either (i) $10.0 million upon the submission of a New Drug Application (“NDA”) filing for the first Meloxicam Product and $30.0 million upon regulatory approval of a NDA for the first Meloxicam Product or (ii) an aggregate of $45.0 million upon regulatory approval of a NDA for the first Meloxicam Product. In July 2017, Recro submitted a NDA to the FDA for a Meloxicam Product and elected to pay the Company under scenario (ii) an aggregate of $45.0 million upon regulatory approval of the NDA. The FDA accepted the NDA filing for review in September 2017.

At September 30, 2017, the Company determined the value of the Gainesville Transaction’s contingent consideration using the following valuation approaches:

• The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone event to occur in the third quarter of 2018 and used a discount rate of 2.8%;

•  To estimate the fair value of future royalties on net sales of the Meloxicam Product, the Company assessed the likelihood of the Meloxicam Product being approved for sale and estimated the expected future sales given approval and intellectual property protection. The Company then discounted these expected payments using a discount rate of 16.0%, which the Company believes captures a market participant’s view of the risk associated with the expected payments; and

• The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a rate ranging from 2.9% to 5.1%, which included cost of debt plus an alpha.

During the three and nine months ended September 30, 2017, the Company determined that the value of the Gainesville Transaction’s contingent consideration increased by $13.6 million and $15.9 million, respectively. During the three and nine months ended September 30, 2016, the value of the Gainesville Transaction’s contingent consideration decreased by $1.0 million and increased by $3.1 million, respectively. These changes were recorded as “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

As part of the Gainesville Transaction, the Company also received warrants to purchase 350,000 shares of Recro common stock at a per share exercise price of $19.46.  The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at September 30, 2017:

Closing stock price at September 30, 2017	$8.89
Warrant strike price	$19.46
Expected term (years)	4.52
Risk-free rate	1.92%
Volatility	80.0%

During the three and nine months ended September 30, 2017, the Company determined that the fair value of the warrants, recorded within “Other assets” in the accompanying condensed consolidated balance sheets, increased by $0.3 million and $0.1 million, respectively. The fair value of the warrants increased by $0.2 million and decreased by $0.3 million during the three and nine months ended September 30, 2016, respectively. The change in the fair value of the warrants was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s condensed consolidated balance sheets at September 30, 2017 consisted of a $300.0 million term loan, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% with a maturity date of September 25, 2021 (“Term Loan B-1”). The estimated fair value of Term Loan B-1, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been or will be realized in the future, was as follows at September 30, 2017:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$281,994	$286,425

5. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Raw materials	$27,606	$19,413
Work in process	27,944	21,811
Finished goods(1)	29,477	21,774
Total inventory	$85,027	$62,998

(1)

At September 30, 2017 and December 31, 2016, the Company had $11.9 million and $7.1 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Land	$6,293	$5,913
Building and improvements	155,117	152,871
Furniture, fixture and equipment	283,731	251,437
Leasehold improvements	19,578	19,241
Construction in progress	38,178	41,254
Subtotal	502,897	470,716
Less: accumulated depreciation	(232,231)	(205,931)
Total property, plant and equipment, net	$270,666	$264,785

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Nine Months Ended
		September 30, 2017
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(256,517)	$209,073
NanoCrystal technology	13	74,600	(29,544)	45,056
OCR technologies	12	42,560	(24,878)	17,682
Total		$582,750	$(310,939)	$271,811

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at September 30, 2017 is expected to be approximately $60.0 million, $60.0 million, $55.0 million, $50.0 million and $45.0 million in the years ending December 31, 2017 through 2021, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Accounts payable	$52,718	$46,275
Accrued compensation	48,229	45,622
Accrued sales discounts, allowances and reserves	93,019	60,973
Accrued other	57,221	54,185
Total accounts payable and accrued expenses	$251,187	$207,055

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Term Loan B-1, due September 25, 2021	$281,994	$283,666
Less: current portion	(3,000)	(3,000)
Long-term debt	$278,994	$280,666

10. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Cost of goods manufactured and sold	$1,752	$2,151	$5,893	$6,693
Research and development	5,497	6,032	16,752	18,830
Selling, general and administrative	12,239	15,543	40,691	49,090
Total share-based compensation expense	$19,488	$23,726	$63,336	$74,613

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

At September 30, 2017 and December 31, 2016, $0.3 million and $1.1 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2017, the board of directors approved awards of restricted stock units (“RSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of two future key milestones in the Company’s clinical-stage pipeline and the achievement of a revenue-related goal; provided that, if any such vesting event occurs during the first year after grant, the vesting of the RSU award will not occur until the one-year anniversary of the grant date. The award will expire if the performance conditions have not been met on or before the three-year anniversary of the grant date. The grant date fair value of the performance-vesting RSUs was equal to the market value of the Company’s stock on the date of grant. At September 30, 2017, the Company does not consider it probable that the performance criteria will be met and has not recognized any share-based compensation expense related to these performance-vesting RSUs. At September 30, 2017, there was $60.0 million of unrecognized compensation cost related to these performance-vesting RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met.

11. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2017 and 2016, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Stock options	9,588	9,203	9,564	10,507
Restricted stock units	2,183	1,298	2,058	1,247
Total	11,771	10,501	11,622	11,754

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2017, the Company entered into a lease agreement to lease approximately 65,000 square feet of office space in Waltham, Massachusetts (the “Building”). Beginning March 1, 2017, the Company began leasing approximately 43,290 square feet (“Premises A”) of the Building, and, on January 1, 2018, the Company will gain access to the additional 21,645 square feet (“Premises B”).  The lease on both Premises A and Premises B ends on September 30, 2020 and will result in rental expense of approximately $1.2 million, $2.4 million, $2.4 million and $1.8 million in 2017, 2018, 2019 and 2020, respectively.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates using the latest available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

results. At September 30, 2017, there were no potential material losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

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

On July 28, 2016, the DC Court issued an opinion in favor of the Company and the FDA, affirming in all respects the FDA’s decision to approve ARISTADA for the treatment of schizophrenia, and denying the action filed by Otsuka for declaratory and injunctive relief. Otsuka filed an appeal of the DC Court’s decision with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”) asking the DC Circuit to reverse the DC Court’s decision, vacate the FDA’s approval of the ARISTADA NDA and remand the case to the DC Court for consideration of any appropriate equitable remedy for Otsuka’s lost exclusivity. The DC Circuit’s appellate hearing for this matter occurred on December 12, 2016 and on August 29, 2017, the DC Circuit affirmed the DC Court’s decision in favor of the Company and the FDA. Otsuka may appeal the DC Circuit’s decision until November 27, 2017, unless an extension is granted. The Company believes Otsuka’s action is without merit and will continue to vigorously defend ARISTADA against such action. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Annual Report and specifically the section entitled “Citizen Petitions and other actions filed with, or litigation against, the FDA or other regulatory agencies or litigation against Alkermes may negatively impact the approval of our products and our business.”

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

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

On March 31, 2017, after a bench trial, the Delaware Court issued an opinion (the “Delaware Court Decision”), upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and finding that Apotex, Mylan, Roxane and Teva stipulated that their proposed generic forms of AMPYRA infringed the ‘938 Patent. The Delaware Court also invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In May 2017, the District Court for the Northern District of West Virginia dismissed the Mylan proceeding in view of the Delaware Court Decision. The patent infringement case against Mylan, however, was part of the consolidated Delaware action. In May 2017, Acorda filed its appeal of the Delaware Court Decision with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, the Non-Settling ANDA Filers filed their cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. The Company and Acorda filed their opening brief on August 7, 2017.  The Non-Settling ANDA Filers responded on October 2, 2017.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS — (Unaudited) (Continued)

The Company intends to vigorously enforce its intellectual property rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part II, Item 1A—Risk Factors” in this Form 10-Q and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and “Part I, Item 1A—Risk Factors” of the Company’s Annual Report.

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

IPR Proceedings

On June 3, 2016, Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Shandong Luye Pharmaceutical Co., Ltd., and Nanjing Luye Pharmaceutical Co., Ltd. (collectively, “Luye”) filed two separate IPR petitions challenging U.S. Patent No. 6,667,061 (the “‘061 Patent”), which is an Orange Book-listed patent for each of BYDUREON, RISPERDAL CONSTA and VIVITROL. The Company opposed the institution of these IPR petitions. On November 30, 2016, the USPTO’s PTAB instituted one of Luye’s IPR petitions and denied instituting Luye’s other IPR petition. Oral argument for the instituted IPR was held on August 28, 2017. A decision on the instituted IPR is expected, pursuant to the statutory time frame, by November 30, 2017.

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

Executive Summary

Net loss for the three months ended September 30, 2017 was $36.3 million, or $0.24 per ordinary share— basic and diluted, as compared to a net loss of $62.7 million, or $0.41 per ordinary share— basic and diluted for the three months ended September 30, 2016. Net loss for the nine months ended September 30, 2017 was $148.2 million, or $0.97 per ordinary share— basic and diluted, as compared to a net loss of $187.3 million, or $1.24 per ordinary share— basic and diluted for the nine months ended September 30, 2016.

The decrease in the net loss in both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily due to an increase in revenues from our proprietary products, VIVITROL and ARISTADA, which continue to grow in their respective markets. Additionally, we launched the ARISTADA two-month dose following its approval by the FDA in June 2017. These items are discussed in greater detail later in the “Results of Operations” section of this Item 2 of this Form 10-Q. The increase in revenues was partially offset by an increase in our operating expenses, which was primarily due to costs related to the sale and marketing of these products.

Products

Marketed Products

Our portfolio of marketed products is designed to address unmet medical needs of patients in major therapeutic areas. See the description of the marketed products below, and refer to “Part I, Item 1A—Risk Factors” of our Annual Report for important factors that could adversely affect our marketed products and to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of our Annual Report for information with respect to the intellectual property protection for these marketed products.

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

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with once-monthly, once-every-six-weeks and once-every-two-months dosing options to deliver and maintain therapeutic levels of medication in the body. ARISTADA has four dosing options (441 mg, 662 mg, 882 mg and 1064 mg) and is packaged in a ready-to-use, pre-filled product format. ARISTADA 1064 mg, our two-month dosing option, was approved by the FDA in June 2017. We develop, manufacture and commercialize ARISTADA in the U.S.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly, non-narcotic, injectable medication approved in the U.S., Russia and certain countries of the CIS for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through one intramuscular injection every four weeks. We developed and exclusively manufacture VIVITROL. We commercialize VIVITROL in the U.S., and Cilag commercializes VIVITROL in Russia and certain countries of the CIS.

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

In October 2017, AstraZeneca announced FDA approval of BYDUREON BCise, a new formulation of BYDUREON in an improved once-weekly, single-dose autoinjector device for adults with type 2 diabetes. BYDUREON BCise is expected to become available for patients in the U.S. in the first quarter of 2018. A regulatory application for the new autoinjector device has also been accepted by the EMA.

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

The following graphic summarizes the status of our key development programs:

Aripiprazole Lauroxil NanoCrystal Dispersion

Aripiprazole Lauroxil NanoCrystal Dispersion (“ALNCD”) is a novel, investigational product designed to enable initiation onto any dose or duration of ARISTADA (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia. ALNCD uses our proprietary NanoCrystal technology and is designed to provide an extended-

release aripiprazole lauroxil formulation having a smaller particle size than ARISTADA, thereby enabling faster dissolution and leading to more rapid achievement of therapeutic levels of aripiprazole.  We have submitted a NDA to the FDA for ALNCD for the treatment of schizophrenia.

U.S. Patent Nos. 8,431,576 and 8,796,276, which cover ARISTADA and expire in 2030, also cover ALNCD. There are also pending patent applications that, if granted, would cover ALNCD.

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

In February 2017 and July 2017, we met with the FDA’s Division of Psychiatric Products at a Type C meeting and a pre-NDA meeting, respectively, to discuss ALKS 5461. In August 2017, we initiated a rolling submission of our NDA for ALKS 5461 and we expect to complete the NDA submission in January 2018.

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

We recently completed the exploratory phase 1 metabolic study of ALKS 3831, assessing the effects of ALKS 3831 on important metabolic parameters compared to olanzapine, and expect analysis of the results to continue into 2018.

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

Results from ENLIGHTEN-2, the second of two key phase 3 studies from the ENLIGHTEN clinical development program for ALKS 3831, are expected in the fall of 2018.

In June 2017, we announced the initiation of ENLIGHTEN-Early, a supportive study from the ENLIGHTEN clinical development program for ALKS 3831. ENLIGHTEN-Early is a phase 3 study designed to evaluate the weight gain profile of ALKS 3831 compared to olanzapine in young adult patients with schizophrenia, schizophreniform or bipolar I disorder who are early in their illness.

We expect to use safety and efficacy data from the ENLIGHTEN clinical development program, if successful, to serve as the basis for a NDA to be submitted to the FDA.

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

The pivotal clinical program for ALKS 8700 consists of pharmacokinetic bridging studies comparing ALKS 8700 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of ALKS 8700, which we initiated in December 2015. During the third quarter of 2017, we completed the clinical registration requirements for ALKS 8700. We expect to complete the required non-clinical studies in 2018 and file a 505(b)(2) NDA in the second half of 2018.

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

ALKS 4230

ALKS 4230 is an engineered fusion protein designed to preferentially bind and signal through the intermediate affinity interleukin-2 (“IL-2”) receptor complex, thereby selectively activating and increasing the number of immunostimulatory tumor-killing immune cells while avoiding the expansion of immunosuppressive cells that interfere with anti-tumor response. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects while overcoming limitations of existing IL-2 therapy, which activates both immunosuppressive and tumor-killing immune cells. We filed an Investigational New Drug application with the FDA in the first quarter of 2016 and initiated a phase 1 clinical trial in May 2016. This phase 1 study is being conducted in two stages: a dose-escalation stage followed by a dose-expansion stage. The first stage of the study is designed to determine a maximum tolerated dose, and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects. Following the identification of the optimal dose range of ALKS 4230 in the first stage of the study, the dose-expansion stage of the study will evaluate ALKS 4230 in patients with selected solid tumor types. Initial data from the first stage of the phase 1 study are expected in 2018.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing fees are earned for the manufacture of products under arrangements with our collaborators when product is shipped to them at an agreed upon price. Royalties are earned on our collaborators’ sales of products that incorporate our technologies. Royalties are generally recognized in the period the products are sold by our collaborators. The following table compares manufacturing and royalty revenues earned in the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$57.9	$50.0	$7.9	$153.7	$131.6	$22.1
AMPYRA/FAMPYRA	24.5	12.9	11.6	79.0	81.9	(2.9)
RISPERDAL CONSTA	21.6	23.2	(1.6)	67.9	65.9	2.0
BYDUREON	10.1	11.6	(1.5)	34.0	34.4	(0.4)
Other	8.6	12.5	(3.9)	32.0	39.6	(7.6)
Manufacturing and royalty revenues	$122.7	$110.2	$12.5	$366.6	$353.4	$13.2

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and nine months ended September 30, 2017, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $643.0 million and $1,876.0 million, respectively, as compared to $556.0 million and $1,629.0 million in the three and nine months ended September 30, 2016, respectively. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of: 5% on calendar year net sales up to $250 million; 7% on calendar year net sales of between $250 million and $500 million; and 9% on calendar year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year.

The increase in AMPYRA/FAMPYRA manufacturing and royalty revenues in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to a 104% increase in the amount of AMPYRA shipped to Acorda, by both us and a third-party manufacturer, partially offset by a 20% decrease in the amount of FAMPYRA shipped to Biogen. Under our AMPYRA supply agreement with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third-party manufacturer. The decrease in AMPYRA/FAMPYRA manufacturing and royalty revenues in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due an 11% decrease in the amount of AMPYRA shipped to Acorda both by us and a third-party manufacturer, partially offset by a 2% increase in the amount of FAMPYRA shipped to Biogen.

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

The decrease in RISPERDAL CONSTA manufacturing and royalty revenues in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was due to a 5% decrease in manufacturing revenue and a 16% decrease in royalty revenue. The decrease in manufacturing revenue was primarily due to a 24% decrease in the amount of RISPERDAL CONSTA shipped to Janssen. The decrease in royalty revenue was due to a decline in Janssen’s end-market sales of RISPERDAL CONSTA, which were $ 194.0 million in the three months ended September 30, 2017, as compared to $222.0 million in the three months ended September 30, 2016. The increase in RISPERDAL CONSTA manufacturing and royalty revenues in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due to an 8% increase in manufacturing revenue, partially offset by a 12% decrease in royalty revenue. The increase in manufacturing revenue was due to a 26% increase in shipments of RISPERDAL CONSTA for resale in the U.S., partially offset by a 7% decrease in shipments of RISPERDAL CONSTA for resale in the rest of the world. The decrease in royalty revenue was due to a decline in Janssen’s end-market sales of RISPERDAL CONSTA, which were $608.0 million in the nine months ended September 30, 2017, as compared to $683.0 million in the nine months ended September 30, 2016.

The decrease in BYDUREON royalty revenues in both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was due to lower end-market sales of BYDUREON by AstraZeneca. During the three and nine months ended September 30, 2017, AstraZeneca’s end-market sales of BYDUREON were approximately $128.6 million and $427.4 million, respectively, as compared to $144.7 million and $434.1 million, respectively, in the three and nine months ended September 30, 2016.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and ARISTADA in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Product sales, gross	$168.1	100.0%	$122.8	100.0%	$468.6	100.0%	$308.5	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(33.4)	(19.9)%	(25.1)	(20.4)%	(103.5)	(22.1)%	(64.9)	(21.0)%
Product discounts	(13.0)	(7.7)%	(9.9)	(8.1)%	(36.1)	(7.7)%	(24.3)	(7.9)%
Chargebacks	(13.2)	(7.9)%	(10.0)	(8.2)%	(35.1)	(7.5)%	(23.3)	(7.5)%
Co-pay assistance	(2.8)	(1.7)%	(2.2)	(1.8)%	(7.1)	(1.5)%	(6.4)	(2.1)%
Other	(12.0)	(7.1)%	(5.8)	(4.7)%	(27.9)	(6.0)%	(12.9)	(4.2)%
Total adjustments	(74.4)	(44.3)%	(53.0)	(43.2)%	(209.7)	(44.8)%	(131.8)	(42.7)%
Product sales, net	$93.7	55.7%	$69.8	56.8%	$258.9	55.2%	$176.7	57.3%

Our product sales, net for VIVITROL and ARISTADA in the three months ended September 30, 2017 were $69.2 million and $24.5 million, respectively, as compared to $55.8 million and $14.0 million in the three months ended September 30, 2016, respectively. Our product sales, net for VIVITROL and ARISTADA in the nine months ended September 30, 2017 were $193.7 million and $65.2 million, respectively, as compared to $146.9 million and $29.8 million in the nine months ended September 30, 2016, respectively.

The increase in product sales, gross, in the three and nine months ended September 30, 2017, as compared to the corresponding prior periods, was due to increased sales of both VIVITROL and ARISTADA. VIVITROL product sales, gross, increased by 24% and 35% in the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, which was due to an increase in the number of VIVITROL units sold. ARISTADA product sales, gross, increased by 103% and 155%, in the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, which was primarily due to an increase in the number of ARISTADA units sold. ARISTADA 441 mg, 662 mg and 882 mg launched in the U.S. in October 2015, and ARISTADA 1064 mg, our two-month dosing option, was approved by the FDA and launched in June 2017.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
Cost of goods manufactured and sold	$36.1	$35.5	$(0.6)	$116.2	$97.2	$(19.0)

The increase in cost of goods manufactured and sold in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to increased costs of goods manufactured and sold from VIVITROL, ARISTADA and RISPERDAL CONSTA. Cost of goods sold for VIVITROL increased by $8.6 million, cost of goods sold for ARISTADA increased by $5.3 million and cost of goods manufactured for RISPERDAL CONSTA increased by $3.6 million. The increases were primarily due to increased sales for VIVITROL and ARISTADA and increased shipments of RISPERDAL CONSTA to Janssen, as previously discussed.

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

The following table sets forth our external R&D expenses relating to our individual key development programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 3831	$19.4	$21.1	$1.7	$70.8	$53.0	$(17.8)
ALKS 8700	11.9	8.6	(3.3)	37.5	18.0	(19.5)
ALKS 5461	11.7	10.0	(1.7)	29.8	37.2	7.4
ARISTADA and ARISTADA line extensions	5.9	9.6	3.7	9.9	33.2	23.3
ALKS 6428	2.8	4.9	2.1	8.8	15.4	6.6
ALKS 4230	1.7	1.0	(0.7)	5.1	3.5	(1.6)
Other external R&D expenses	7.7	6.9	(0.8)	19.8	29.3	9.5
Total external R&D expenses	61.1	62.1	1.0	181.7	189.6	7.9
Internal R&D expenses:
Employee-related	33.0	27.9	(5.1)	97.0	82.0	(15.0)
Occupancy	2.4	2.2	(0.2)	7.2	6.9	(0.3)
Depreciation	2.7	2.1	(0.6)	7.7	5.6	(2.1)
Other	5.2	5.1	(0.1)	14.8	13.4	(1.4)
Total internal R&D expenses	43.3	37.3	(6.0)	126.7	107.9	(18.8)
Research and development expenses	$104.4	$99.4	$(5.0)	$308.4	$297.5	$(10.9)

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

The change in expenses related to ALKS 3831 in the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily due to the timing of activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively and activity within the ENLIGHTEN-Early study, which was initiated in June 2017. The increase in expenses related to ALKS 8700 in both periods presented was primarily due to further progression of the two-year, multicenter, open-label phase 3 study designed to assess the safety of ALKS 8700, which was initiated in December 2015 and is actively enrolling. We also initiated a phase 3 gastrointestinal tolerability study in March 2017. The change in expenses related to ALKS 5461in the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily due to the completion of the three core phase 3 studies related to the program. We announced topline results of the FORWARD-3 and FORWARD-4 studies in January 2016 and topline results from FORWARD-5 were announced in October 2016. In August 2017, we announced the initiation of our rolling submission of a NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of major depressive disorder. We expect to complete the submission of the NDA in January 2018. The decrease in expenses related to ALKS 6428 in both periods presented was primarily due to the completion of a phase 3 clinical study for which topline results were announced in February 2017. The decrease in expenses related to ARISTADA and ARISTADA line extensions in both periods presented was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia.

The increase in employee-related expenses in both periods presented was primarily due to an increase in R&D headcount of 9% from September 30, 2016 to September 30, 2017.

Selling, General and Administrative Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
Selling, general and administrative expense	$99.6	$91.1	$(8.5)	$310.7	$277.0	$(33.7)

The increase in selling, general and administrative (“SG&A”) expense in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to an increase in marketing and professional service fees of $6.5 million and employee-related expenses of $2.9 million. The increase in SG&A expense in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to an increase in marketing and professional service fees of $23.8 million and employee-related expenses of $9.1 million. The increase in marketing and professional services fees was primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase in patient access support services, such as reimbursement and transition assistance, for both of these products. The increase in employee-related expenses was primarily due to an increase in our SG&A-related headcount of 17% from September 30, 2016 to September 30, 2017.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
Amortization of acquired intangible assets	$15.6	$15.3	$(0.3)	$46.4	$45.6	$(0.8)

We amortize our amortizable intangible assets using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract.

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2017 is expected to be approximately $60.0 million, $60.0 million, $55.0 million, $50.0 million and $45.0 million in the years ending December 31, 2017 through 2021, respectively.

Other (Expense) Income, Net

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
Interest income	$1.2	$0.9	$0.3	$3.3	$2.9	$0.4
Interest expense	(3.1)	(3.3)	0.2	(8.8)	(9.9)	1.1
Change in the fair value of contingent consideration	13.6	(1.0)	14.6	15.9	3.1	12.8
Other expense, net	(9.1)	(0.8)	(8.3)	(10.7)	(1.0)	(9.7)
Total other (expense) income, net	$2.6	$(4.2)	$6.8	$(0.3)	$(4.9)	$4.6

The change in the fair value of contingent consideration was primarily due to Recro’s submission of its NDA for a Meloxicam Product in July 2017. Submission of the NDA, and subsequent acceptance for review by the FDA, increased the likelihood that we will receive future milestones and royalties included in the contingent consideration under the Gainesville Transaction. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 4, Fair Value Measurements, in the “Notes to Condensed Consolidated Statements” in this Form 10-Q.

The increase in other expense, net, was primarily due to an impairment charge related to our investment in Reset, which was accounted for under the equity method. In September 2017, we recorded an other-than-temporary impairment charge of $10.5 million, which represented our remaining investment in Reset, as we believe that Reset is unable to generate future earnings that justify the carrying amount of the investment.

Income Tax (Benefit) Provision

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)
Income tax (benefit) provision	$0.5	$(2.7)	$(3.1)	$(5.9)	$(2.8)	$3.1

The income tax (benefit) provision in the three and nine months ended September 30, 2017 and 2016 primarily relates to U.S. federal and state taxes.  The unfavorable change in income taxes in the three months ended September 30, 2017, as compared to the corresponding prior period, was primarily due to an increase in income earned in the U.S. The favorable change in income taxes in the nine months ended September 30, 2017, as compared to the corresponding prior period, was primarily due to the recognition of excess tax benefits related to share-based compensation.

In March 2016, the FASB issued guidance as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions including the requirement that all future excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. On January 1, 2017, we adopted this guidance on a modified retrospective basis, which resulted in a favorable cumulative-effect adjustment of $61.5 million to accumulated deficit due to the change in the accounting treatment of excess tax benefits and tax deficiencies.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2017			December 31, 2016
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$79.2	85.9	$165.1	$81.2	$105.2	$186.4
Investments—short-term	147.2	137.8	285.0	184.4	126.5	310.9
Investments—long-term	93.9	24.9	118.8	60.1	61.8	121.9
Total cash and investments	$320.3	$248.6	$568.9	$325.7	$293.5	$619.2
Outstanding borrowings—short and long-term	$282.0	$—	$282.0	$283.7	$—	$283.7

At September 30, 2017, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$285.2	$—	$(0.2)	$285.0
Investments—long-term available-for-sale	115.4	—	(0.3)	115.1
Investments—long-term held-to-maturity	3.4	0.2	—	3.6
Total	$404.0	$0.2	$(0.5)	$403.7

Our investment objectives are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. We mitigate credit risk in our cash reserves by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets, which could, in turn, adversely impact our financial position and our overall liquidity. Our available-for-sale investments consist primarily of short- and long-term U.S. government and agency debt securities, corporate debt securities and debt securities issued by foreign agencies and backed by foreign governments. Our held-to-maturity investments consist of investments that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements.

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2017, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

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

Information about our cash flows, by category, is presented in “Part I, Item 1–Condensed Consolidated Statements of Cash Flows” of this Form 10-Q. The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Cash and cash equivalents, beginning of period	$186.4	$181.1
Cash used in operating activities	(16.7)	(71.4)
Cash (used in) provided by investing activities	(4.2)	148.1
Cash used in financing activities	(0.4)	(55.6)
Cash and cash equivalents, end of period	$165.1	$202.2

The decrease in cash flows used in operating activities in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to a 20% increase in cash received from our customers, partially offset by a 16% increase in cash paid to our employees and a 6% increase in cash paid to our suppliers. The increase in cash received from our customers was primarily due to the increase in revenue, as previously discussed. The increase in cash paid to employees was primarily due to a 18% increase in our headcount from September 30, 2016 to September 30, 2017. The increase in cash paid to our suppliers was primarily related to the timing of, and an increase in the volume of, payments.

The change in cash flows (used in) provided by investing activities in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to a $167.5 million decrease in the net sales of investments. This was partially offset by the $15.0 million investment we made in Reset in February 2016.

The decrease in cash flows used in financing activities in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the decrease in principal payments on our long-term debt. In September 2016, one of our two outstanding term loans matured and we repaid the outstanding principal balance in its entirety.

Borrowings

At September 30, 2017, the principal balance of our borrowings consisted of $285.0 million outstanding under our Term Loan B-1. Refer to Note 10, Long-Term Debt, in the “Notes to Consolidated Financial Statements” of our Annual Report, for a discussion of our outstanding term loans.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the date of that Annual Report.

In March 2017, we entered into a lease agreement to lease the Building. Beginning March 1, 2017, we began leasing Premises A of the Building, and, on January 1, 2018, we will gain access to the Premises B.  The lease on both Premises A and Premises B ends on September 30, 2020 and will result in rental expense of $1.2 million, $2.4 million, $2.4 million and $1.8 million in 2017, 2018, 2019 and 2020, respectively. For a further description of the Building, see Note 12, Commitments and Contingencies, in the “Notes to Consolidated Financial Statements” in this Form 10-Q.

Off-Balance Sheet Arrangements

At September 30, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2016, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), on September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have received notices of ANDA filings for AMPYRA asserting that generic forms of AMPYRA would not infringe AMPYRA’s Orange Book-listed patents and/or those patents are invalid. In response, we and/or our partner, Acorda Therapeutics, Inc. (“Acorda”), filed lawsuits against the ANDA filers in Federal district court, including in the U.S. District Court for the District of Delaware (the “Delaware Court”), asserting infringement of U.S. Patent No. 5,540,938 (the “‘938 Patent”), which we own, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685,

which are owned by Acorda. On March 31, 2017, the Delaware Court issued an opinion upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidating U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA. In May 2017, Acorda filed its appeal of the opinion issued by the Delaware Court with respect to its findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In addition, three of the ANDA filers who have not entered into settlement agreements with us and/or Acorda (the “Non-Settling ANDA Filers”) appealed the opinion issued by the Delaware Court with respect to its findings on the validity of the ‘938 Patent with the objective of commercializing their generic forms of AMPYRA before the ‘938 Patent’s July 2018 expiration date.  If the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 and the validity of the ‘938 Patent, we can expect competition from generic forms of AMPYRA as early as July 2018 when the ‘938 Patent expires.  If the Federal Circuit upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 and overturns the Delaware Court’s upholding of the validity of the ‘938 Patent, competition from generic forms of AMPYRA may occur before the July 2018 expiry of the ‘938 Patent.  Continued litigation based on such appeals may be costly and time consuming. For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” and Note 12, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

There have been no other material changes from the risk factors disclosed in our Annual Report. For a further discussion of our Risk Factors, refer to “Part I, Item 1A – Risk Factors” of our Annual Report and “Part II, Item 1A – Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2017. As of September 30, 2017, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended September 30, 2017, we acquired 11 Alkermes ordinary shares, at an average price of $51.62 per share related to the vesting of employee equity awards to satisfy withholding tax obligations. During the three months ended September 30, 2017, we acquired 1,718 Alkermes ordinary shares, at an average price of $52.22 per share, tendered by employees as payment of the exercise price of stock options granted under our equity compensation plans.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Statements.

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

Date: October 26, 2017