Form 10-K
period 2017-12-31
Alkermes plc.
filed 2018-02-16
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001‑35299

ALKERMES PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98‑1007018 (I.R.S. Employer Identification No.)
Connaught House 1 Burlington Road Dublin 4, Ireland (Address of principal executive offices)	(Zip code)

+353‑1‑772‑8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary shares, $0.01 par value	Nasdaq Global Select Market
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K  (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s ordinary shares held by non‑affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,819,125,952.

As of February 2, 2018,  156,144,366  ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2017

CAUTIONARY NOTE CONCERNING FORWARD‑LOOKING STATEMENTS

This document contains and incorporates by reference “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward‑looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations, and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward‑looking information. Forward‑looking statements in this Annual Report on Form 10‑K (“Annual Report”) include, without limitation, statements regarding:

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

●our expectations regarding the impact of new legislation and related regulations, including the Tax Cuts and Jobs Act of 2017, and the adoption of new accounting pronouncements;

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

This Annual Report includes data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report also includes data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source, and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.  Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A—Risk Factors” in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates included in this Annual Report.

NOTE REGARDING COMPANY AND PRODUCT REFERENCES

Use of the terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Annual Report is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to

“products” or “our products” in this Annual Report include our marketed products, marketed products using our proprietary technologies, our product candidates, product candidates using our proprietary technologies, development products and development products using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Annual Report are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” are used interchangeably with references to “partners.”

NOTE REGARDING TRADEMARKS

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, CODAS®, IPDAS®, LinkeRx®, MXDAS®, NanoCrystal®, SECA™, SODAS®, VERELAN® and VIVITROL®.

The following are trademarks of the respective companies listed: ABILIFY® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA®, FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, and TYSABRI®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BUNAVAILTM—BioDelivery Sciences; BYDUREON® and BYETTA®—Amylin Pharmaceuticals, LLC (“Amylin”); BYDUREON BCiseTM—AstraZeneca Pharmaceuticals LP;—CAMPRAL®—Merck Sante; COPAXONE®—Teva Pharmaceutical Industries Ltd.; FOCALIN XR®, EXTAVIA®, GILENYA® and RITALIN LA®—Novartis AG; INVEGA SUSTENNA®, RISPERDAL CONSTA® INVEGA TRINZA®, TREVICTA® and XEPLION®—Johnson & Johnson (or its affiliates); NOVANTRONE® and REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”);  SUBOXONE®,  SUBUTEX® and SUBLOCADE®—Indivior plc; TRICOR®—Fournier Industrie et Sante Corporation; VICTOZA®—Novo Nordisk A/S LLC; ZOHYDRO™—Zogenix, Inc.; ZUBSOLV®—Orexo US, Inc.; and TRULICITY®, ZYPREXA® and ZYPREXA® RELPREVV®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1.Business

The following discussion contains forward‑looking statements. Actual results may differ significantly from those expressed or implied in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those expressed or implied in the forward‑looking statements include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report.

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

Summary information regarding our proprietary products:

Product	Indication(s)	Licensee	Territory

	Schizophrenia	None	Commercialized by Alkermes in the U.S.

	Alcohol dependence and Opioid dependence	None Cilag GmbH International (“Cilag”)	Commercialized by Alkermes in the U.S. Russia and Commonwealth of Independent States (“CIS”)

Summary information regarding products that use our proprietary technologies:

Product	Indication(s)	Licensee	Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. (“Janssen, Inc.”) and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”)	U.S.
XEPLION	Schizophrenia	Janssen	All countries outside of the U.S. (“ROW”)
INVEGA TRINZA	Schizophrenia	Janssen	U.S.
TREVICTA	Schizophrenia	Janssen	ROW
AMPYRA FAMPYRA	Treatment to improve walking in patients with MS, as demonstrated by an increase in walking speed	Acorda Biogen, under sublicense from Acorda	U.S. ROW

BYDUREON and BYDUREON BCise	Type 2 diabetes	AstraZeneca plc (“AstraZeneca”)	Worldwide

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with once-monthly, once-every-six-weeks and once-every-two-months dosing options to deliver and maintain therapeutic levels of medication in the body. ARISTADA has four dosing options (441 mg, 662 mg, 882 mg and 1064 mg) and is packaged in a ready-to-use, pre-filled product format. ARISTADA 1064 mg, our two-month dosing option, was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2017. We developed ARISTADA and manufacture and commercialize it in the U.S.

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

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2016 U.S. National Survey on Drug Use and Health, nearly 2  million people aged 18 or older in the U.S. had an opioid use disorder.

Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2016  U.S. National Survey on Drug Use and Health, an estimated 8 million people aged 12 or older had alcohol dependence. Adherence to medication is particularly challenging with this patient population.

Products Using Our Proprietary Technologies

We have granted licenses under our proprietary technologies to enable third parties to develop, commercialize and, in some cases, manufacture products for which we receive royalties and/or manufacturing revenues. Such arrangements include the following:

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA (paliperidone palmitate)/TREVICTA (paliperidone palmitate 3-monthly injection) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies.

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

In January 2018, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (“Teva”), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of United States Patent No. 9,439,906. The Company is not a party to these proceedings. For further discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

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

Revenues from Janssen accounted for approximately 33%, 36% and 40% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. See “Collaborative Arrangements” in Part I of this Annual Report for information about our relationship with Janssen.

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

We and/or Acorda have received notices of ANDA filings for AMPYRA asserting that a generic form of AMPYRA would not infringe AMPYRA’s Orange Book-listed patents and/or those patents are invalid. In response, we and/or Acorda filed lawsuits against certain of the ANDA filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent No. 5,540,938 (the “‘938 Patent”) , which we own,  and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. On March 31, 2017, the Delaware Court upheld the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA (the “Delaware Court Decision”). In May 2017, Acorda filed its appeal of the Delaware Court Decision with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, certain of the ANDA filers filed a cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. We and Acorda filed an opening brief in August 2017 and the ANDA filers responded in October 2017. Each side subsequently filed a response and reply brief in November 2017. A date for oral argument before the Federal Circuit has not yet been set. For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to the AMPYRA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

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

BYDUREON and BYDUREON BCise

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

In October 2017, AstraZeneca announced FDA approval of BYDUREON BCise, a new formulation of BYDUREON in a once-weekly, single-dose autoinjector device for adults with type 2 diabetes. AstraZeneca announced the U.S. launch of BYDUREON BCise in January 2018. A regulatory application for the new autoinjector device has also been accepted by the EMA.

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

Key Development Programs

Our R&D is focused on leveraging our formulation expertise and proprietary product platforms to develop novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of this Annual Report. Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of this Annual Report for information with respect to the intellectual property protection for our development candidates.

The following graphic summarizes the status of our key development programs:

Preclinical Phase 1 Phase 2 Phase 3 NDA Submission

Aripiprazole Lauroxil NanoCrystal Dispersion Schizophrenia

ALKS 5461 Major Depressive Disorder

ALKS 3831 Schizophrenia

BIIB098 (formerly) ALKS 8700 Multiple Sclerosis

ALKS 4230 Cancer Immunotherapy

Aripiprazole Lauroxil NanoCrystal Dispersion

Aripiprazole Lauroxil NanoCrystal Dispersion (“ALNCD”) is a novel, investigational product designed to enable initiation onto any dose or duration of ARISTADA (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia. ALNCD uses our proprietary NanoCrystal technology and provides an extended-release aripiprazole lauroxil formulation having a smaller particle size than ARISTADA, thereby enabling faster dissolution and leading to more rapid achievement of therapeutic levels of aripiprazole.  We have submitted a new drug application (“NDA”) to the FDA for ALNCD to be used as an initiation dose for ARISTADA for the treatment of schizophrenia. The FDA has issued a target action date for the ALNCD NDA of June 30, 2018 under the Prescription Drug User Fee Act.

ALKS 5461

ALKS 5461 is a proprietary, investigational, once-daily, oral medicine that acts as an opioid system modulator and represents a novel mechanism of action for the adjunctive treatment of major depressive disorder (“MDD”). ALKS 5461 is a fixed-dose combination of buprenorphine, a partial mu-opioid receptor agonist and kappa-opioid receptor antagonist, and samidorphan, a mu-opioid receptor antagonist.  In October 2013, the FDA granted Fast Track status for ALKS 5461 for the adjunctive treatment of MDD in patients with inadequate response to standard antidepressant therapies.

The FORWARD (Focused On  Results With A Rethinking of Depression) program for ALKS 5461 includes three core phase 3 efficacy studies (FORWARD-3, FORWARD-4 and FORWARD-5), as well as additional supportive studies to evaluate the long-term safety, dosing, pharmacokinetic profile and human abuse potential of ALKS 5461.

In January 2016, we announced the topline results of FORWARD-3 and FORWARD-4. Neither study met the primary efficacy endpoint, which compared ALKS 5461 to placebo on the change from baseline on the 10-item Montgomery—Åsberg Depression Rating Scale (“MADRS-10”) total scores. FORWARD-4, which tested two dose levels of ALKS 5461 (2 mg/2 mg and 0.5 mg/0.5 mg) compared to placebo, showed a clear trend toward efficacy with the 2 mg/2 mg dose of ALKS 5461 on the primary endpoint, and post hoc analyses achieved statistical significance for the 2 mg/2 mg dose group on the MADRS-10 endpoint. Based on these analyses, we believe that FORWARD-4 provides supportive evidence of the efficacy of ALKS 5461 for the adjunctive treatment of MDD in patients with an inadequate response to standard antidepressant therapies. FORWARD-3 tested ALKS 5461 (2 mg/2 mg) compared to placebo. Placebo response was greater than that observed in FORWARD-4 and no treatment effect of ALKS 5461 was observed.

In October 2016, we announced positive topline results from FORWARD-5, a phase 3, randomized, double-blind, multicenter, placebo-controlled, sequential parallel comparison design study of ALKS 5461 for the adjunctive treatment of MDD in patients with an inadequate response to standard antidepressant therapies. ALKS 5461 2 mg/2 mg demonstrated statistically significant reductions in MADRS-10 scores compared to placebo and also met the primary endpoint of significantly reducing depression scores compared to placebo, as measured by the 6-item Montgomery—Åsberg Depression Rating Scale (“MADRS-6”). The 1 mg/1 mg dose of ALKS 5461 showed improvement in depressive symptoms in the study, but did not separate significantly from placebo. FORWARD-5 was conducted in two sequential stages: Stage 1 was 5 weeks in duration, and Stage 2 was 6 weeks. In Stage 1, the average change from baseline depression scores was calculated for weeks 3 through 5. For Stage 2, the average change from baseline was calculated for weeks 3 through 6. The results of Stages 1 and 2 were then averaged. Depression scores were assessed using MADRS-6 and MADRS-10. MADRS-6, a subscale of the MADRS-10 assessment tool for depression, focuses on the core symptoms of depression. The most common adverse events for ALKS 5461 observed in the FORWARD efficacy studies included nausea, constipation and dizziness.

In February 2017 and July 2017, based on the results of FORWARD-5, the supportive evidence from FORWARD-4 and the successful phase 2 study of ALKS 5461 we met with the FDA’s Division of Psychiatric Products at a Type C meeting and a pre-NDA meeting, respectively, to discuss ALKS 5461. In January 2018, we completed submission of our NDA for ALKS 5461. The NDA is based on a comprehensive clinical efficacy and safety package with data from more than 30 clinical trials and more than 1,500 patients with MDD.

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

The ENLIGHTEN clinical development program for ALKS 3831 includes two key studies: ENLIGHTEN-1, a study evaluating the antipsychotic efficacy of ALKS 3831 compared to placebo over four weeks and ENLIGHTEN-2, a study assessing weight gain with ALKS 3831 compared to olanzapine in patients with schizophrenia over six months. The program also includes supportive studies to evaluate the pharmacokinetic, metabolic and safety profile of ALKS 3831.

In June 2017, we announced positive preliminary topline results from ENLIGHTEN-1, a multinational, double-blind, randomized, phase 3 study that evaluated the antipsychotic efficacy, safety and tolerability of ALKS 3831 compared to placebo in patients experiencing an acute exacerbation of schizophrenia. ALKS 3831 met the prespecified primary endpoint demonstrating statistically significant reductions from baseline in Positive and Negative Syndrome Scale (“PANSS”) scores compared to placebo.  The study also included an olanzapine arm, but was not designed to provide comparative efficacy or safety data between ALKS 3831 and olanzapine. Data from the study showed that olanzapine achieved similar improvements from baseline PANSS scores as compared to placebo. Results from ENLIGHTEN-2 are expected in the fall of 2018.

We recently completed the exploratory phase 1 metabolic study of ALKS 3831, assessing the effects of ALKS 3831 on important metabolic parameters compared to olanzapine, and expect to present initial results in the first half of 2018.

We expect to use safety and efficacy data from the ENLIGHTEN clinical development program, if successful, to serve as the basis for an NDA, which we plan to submit to the FDA in the first half of 2019.

BIIB098 (formerly ALKS 8700)

BIIB098, formerly referred to as ALKS 8700,  is a novel, proprietary, oral investigational monomethyl fumarate (“MMF”) prodrug in development for the treatment of relapsing forms of MS. BIIB098 is designed to rapidly and efficiently convert to MMF in the body and to offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA. In March 2017, we initiated an elective, randomized, head-to-head phase 3 study designed to compare the gastrointestinal tolerability of BIIB098 to TECFIDERA in patients with relapsing-remitting MS.

The pivotal clinical program for BIIB098 consists of pharmacokinetic bridging studies comparing BIIB098 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of BIIB098, which we initiated in December 2015. During the third quarter of 2017, we completed the clinical registration requirements for BIIB098. We expect to complete the required non-clinical studies in 2018 and file a 505(b)(2) NDA in the second half of 2018.  For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of this Annual Report.

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to BIIB098.  For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of this Annual Report. We expect to have initial results to share with Biogen in the first half of 2018 from the head-to-head phase 3 study.

ALKS 4230

ALKS 4230 is an engineered fusion protein designed to preferentially bind and signal through the intermediate affinity interleukin-2 (“IL-2”) receptor complex, thereby selectively activating and increasing the number of immunostimulatory tumor-killing immune cells while avoiding the expansion of immunosuppressive cells that interfere with anti-tumor response. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects while overcoming limitations of existing IL-2 therapy, which activates both immunosuppressive and tumor-killing immune cells. Our phase 1 study for ALKS 4230 is being conducted in two stages: a dose-escalation stage followed by a dose-expansion stage. The first stage of the study is designed to determine a maximum tolerated dose, and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects. Following the identification of the optimal dose range of ALKS 4230 in the first stage of the study, the dose-expansion stage of the study will evaluate ALKS 4230 in patients with selected solid tumor types. Initial data from the first stage of the phase 1 study are expected in 2018.

Other Programs

Induction Protocols for Initiation onto VIVITROL (formerly ALKS 6428)

In 2017, we completed two phase 3 clinical trials evaluating the efficacy and safety of an investigational induction protocol designed to help healthcare providers transition patients from physical dependence on opioids to initiation with VIVITROL. The investigational regimen, previously referred to as ALKS 6428, consisted of ascending doses of oral naltrexone administered in conjunction with ancillary medications, including buprenorphine, during a seven-day treatment period, prior to first VIVITROL injection. In February 2017, we announced results from the first phase 3 study in patients dependent on heroin or prescription opioids, in which data demonstrated that rates of transition to VIVITROL were comparable across all treatment groups. The primary endpoint of the study was not met, as patients in all treatment arms (ascending doses of naltrexone plus tapering doses of buprenorphine, ascending doses of naltrexone plus placebo, and placebo, in each case in conjunction with ancillary medications) performed equally well, with a similar percentage of patients in each treatment arm successfully transitioning to initiation with VIVITROL.

We recently completed the second phase 3 study of the investigational induction protocol in patients who wanted to transition from buprenorphine maintenance therapy to initiation with VIVITROL for the treatment of opioid dependence. The Company plans to publish the data from both phase 3 studies in peer-reviewed publications in 2018.

Our Research and Development Expenditures

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our R&D expenditures for the years ended December 31, 2017, 2016 and 2015.

Collaborative Arrangements

We have entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technological, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in this “Part I, Item 1—Business” of this Annual Report for information with respect to the intellectual property protection for these products.

Janssen

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Under our license agreement with Janssen Pharmaceutica N.V., we granted Janssen a worldwide exclusive license under our NanoCrystal technology to develop, commercialize and manufacture INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and related products.

Under this license agreement, we received milestone payments upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. We receive tiered royalty payments between 5% and 9% of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA end-market net sales in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents claiming the product in such country. The know‑how royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know‑how royalty is payable for the later of 15 years from first commercial sale of a product in each individual country or March 31, 2019, subject in each case to the expiry of the license agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement expires upon the later of (i) March 31, 2019 or (ii) the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products.

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

Under two license agreements, we granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under our license agreements with Janssen, we receive royalty payments equal to 2.5% of Janssen’s end-market net sales of RISPERDAL CONSTA in each country where the license is in effect based on the quarter when the product is sold by Janssen. This royalty may be reduced in any country based on lack of patent coverage and significant competition from generic versions of the product. Janssen can terminate the license agreements upon 30 days’ prior written notice to us. Either party may terminate the license agreements by written notice following a breach which continues for 90 days after the delivery of written notice thereof or upon the other party’s insolvency. The licenses granted to Janssen expire on a country‑by‑country basis upon the later of (i) the expiration of the last patent claiming the product in such country or (ii) 15 years after the date of the first commercial sale of the product in such country, provided that in no event will the license granted to Janssen expire later than the twentieth anniversary of the first commercial sale of the product in each such country, with the exception of Canada, France, Germany, Italy, Japan, Spain and the United Kingdom, in each case, where the fifteen‑year minimum shall pertain regardless. After expiration, Janssen retains a non‑exclusive, royalty‑free license to manufacture, use and sell RISPERDAL CONSTA.

We exclusively manufacture RISPERDAL CONSTA for commercial sale. Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the applicable calendar year. This percentage is determined based on Janssen’s unit demand for such calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. The manufacturing and supply agreement terminates on expiration of the license agreements. In addition, either party may terminate the manufacturing and supply agreement upon a material breach by the other party, which is not resolved within 60 days after receipt of a written notice specifying the material breach or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to us. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to us on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

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

AstraZeneca

In May 2000, we entered into a development and license agreement with Amylin for the development of exendin products falling within the scope of our patents, including the once‑weekly formulation of exenatide marketed as BYDUREON. In August 2012, Bristol‑Myers Squibb Company (“Bristol-Myers”) acquired Amylin. From August 2012 through January 2014, Bristol‑Myers and AstraZeneca jointly developed and commercialized Amylin’s exendin products, including BYDUREON, through their diabetes collaboration. In April 2013, Bristol‑Myers completed its assumption of all global commercialization responsibility related to the marketing of BYDUREON from Amylin’s former partner, Eli Lilly & Company (“Lilly”). In February 2014, AstraZeneca acquired sole ownership from Bristol-Myers of the intellectual property and global rights related to BYDUREON and Amylin’s other exendin products, including Amylin’s rights and obligations under our development and license agreement.

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

Until December 31, 2021, we will receive royalties equal to 8% of net sales from the first 40 million units of BYDUREON products sold in any particular calendar year and 5.5% of net sales from units sold beyond the first 40 million units for that calendar year. Thereafter, during the term of the development and license agreement, we will receive royalties equal to 5.5% of net sales of products sold. We were entitled to, and received, milestone payments related to the first commercial sale of BYDUREON in the EU and the first commercial sale of BYDUREON in the U.S.

The development and license agreement expires on the later of (i) ten years from the first commercial sale of the last of the products covered by the development and license agreement, or (ii) the expiration or invalidation of all of our patents licensed under the agreement. Upon expiration, all licenses become non‑exclusive and royalty‑free. AstraZeneca may terminate the development and license agreement for any reason upon 180 days’ written notice to us. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days after receipt of written notice specifying the default or breach. Alkermes may terminate the development and license agreement upon AstraZeneca’s insolvency or bankruptcy.

Biogen

Under a license and collaboration agreement, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement.

Upon entering into this agreement in November 2017, we received an up-front cash payment of $28.0 million.  We are also eligible to receive additional payments upon achievement of milestones, as follows: (i) a $50.0 million option payment upon Biogen’s decision to continue the collaboration after having reviewed certain data from our long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 to TECFIDERA and (ii) a $150.0 million payment upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. We are also eligible to receive additional payments upon achievement of milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement.

In addition, we will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098. We will also receive royalties on net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for BIIB098 are subject to customary reductions.

Except in certain limited circumstances, until FDA approval of an NDA for BIIB098, we are responsible for the development of BIIB098 for the treatment of MS.  Biogen paid a portion of the BIIB098 development costs we incurred in 2017 and, beginning on January 1, 2018, Biogen will be responsible for all BIIB098 development costs we incur, subject to annual budget limitations.  After the date of FDA approval of an NDA for BIIB098 for the treatment of MS, Biogen will be responsible for all development and commercialization activities, as well as the costs of all such activities, for BIIB098 and all other products covered by patents licensed to Biogen under the agreement. We have retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

If BIIB098 discontinuations due to gastrointestinal adverse events in BIIB098’s long-term safety clinical trial exceed a certain pre-defined threshold or BIIB098 demonstrates a greater rate of discontinuations as compared to TECFIDERA in part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial, then “GI Inferiority” shall exist, and (i) Biogen shall have the right to recapture from us its $50.0 million option payment through certain temporary reductions in royalty rates, (ii) the minimum annual payments Biogen owes to us shall terminate and (iii) there shall be no reversion of BIIB098 to us in the event that Biogen terminates the agreement and does not commercialize BIIB098.

Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety. Either party has the right to terminate the agreement following any governmental prohibition of the transactions effected by the agreement, or in connection with an insolvency event involving the other party.  Upon termination of the agreement by either party, if, prior to such termination (i) BIIB098 did not meet GI Inferiority or (ii) BIIB098 met GI Inferiority but Biogen commercialized BIIB098, then, at our request, the BIIB098 program will revert to us.

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

Manufacturing and Product Supply

We own and occupy an R&D and manufacturing facility in Athlone, Ireland and a manufacturing facility in Wilmington, Ohio. We either purchase active drug product from third parties or receive it from our third‑party licensees to formulate product using our technologies. The manufacture of our products for clinical trials and commercial use is subject to Current Good Manufacturing Practices (“cGMP”) regulations and other regulations. Our manufacturing and development capabilities include formulation through process development, scale‑up and full‑scale commercial manufacturing and specialized capabilities for the development and manufacturing of controlled substances.

Although some materials and services for our products are currently available from a single source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources and/or negotiate long‑term supply arrangements. We believe we do not have any significant issues in finding suppliers. However, we cannot be certain that we will continue to be able to obtain long‑term supplies of our manufacturing materials.

Our supply chain is growing with an expanding external network of third‑party service providers involved in the manufacture of our products who are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of active pharmaceutical ingredients (“API”), raw materials, or components, or in the manufacture, fill‑finish, packaging, or storage of our marketed or development products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” and specifically those sections entitled “—We rely on third parties to provide services in connection with the manufacture and distribution of our products” and “—We are subject to risks related to the manufacture of our products.”

Proprietary Products and Products using our Proprietary Technologies

We manufacture microspheres for RISPERDAL CONSTA and VIVITROL, polymer for BYDUREON and BYDUREON BCise, and ARISTADA in our Wilmington, Ohio facility. We are currently operating one RISPERDAL CONSTA line, two VIVITROL lines and two ARISTADA lines at commercial scale. In 2018, we expect to qualify a dedicated fill line for the commercial production of VIVITROL diluent. We source our packaging operations for VIVITROL and ARISTADA to a third‑party contractor. Janssen is responsible for packaging operations for RISPERDAL CONSTA and, in Russia and certain countries of the CIS, VIVITROL. Our Wilmington, Ohio facility has been inspected by U.S., European (including the Medicines and Healthcare Products Regulatory Agency), Chinese, Japanese, Brazilian, Turkish and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

We manufacture AMPYRA/FAMPYRA and other products in our Athlone, Ireland facility. This facility has been inspected by U.S., Irish, Brazilian, Turkish, Saudi Arabian, Korean, Belarusian and Chinese regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing. The FDA recently completed a pre-approval inspection and recommended the Athlone, Ireland facility for approval to manufacture commercial supplies of bulk intermediate NanoCrystal Dispersion of Meloxicam.

For more information about our manufacturing facilities, see “Item 2—Properties.”

Clinical Products

We have established, and are operating, facilities with the capability to produce clinical supplies of injectable extended‑release products as well as solid dosage and biologics products at our Wilmington, Ohio facility and NanoCrystal and OCR technology products at our Athlone, Ireland facility. We have also contracted with third‑party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of products for clinical use.

Research & Development

We devote significant resources to R&D programs. We focus our R&D efforts on developing novel therapeutics in areas of high unmet medical need. Our R&D efforts include, but are not limited to, areas such as pharmaceutical formulation, analytical chemistry, process development, engineering, scale‑up and drug optimization/delivery. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our R&D expenditures for our years ended December 31, 2017, 2016 and 2015.

Permits and Regulatory Approvals

We hold various licenses in respect of our manufacturing activities conducted in Wilmington, Ohio and Athlone, Ireland. The primary licenses held in this regard are FDA Registrations of Drug Establishment; and Drug Enforcement Administration of the U.S. Department of Justice (“DEA”). We also hold a Manufacturers Authorization (No. M1067), an Investigational Medicinal Products Manufacturers Authorization (No. IMP074) and Certificates of Good Manufacturing Practice Compliance of a Manufacturer (Ref. 2014/7828/IMP074 and 2014/7828/M1067) from the Health Products Regulatory Authority in Ireland (“HPRA”) in respect of our Athlone, Ireland facility, and a number of Controlled Substance Licenses granted by the HPRA. Due to certain U.S. state law requirements, we also hold state licenses to cover distribution activities through certain states and not in respect of any manufacturing activities conducted in those states.

We do not generally act as the product authorization holder for products incorporating our drug delivery technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant authorization from the FDA or other national regulator, and we would support this authorization by furnishing a copy of the Drug Master File, or the chemistry, manufacturing and controls data to the relevant regulator to prove adequate manufacturing data in respect of the product. We would generally update this information annually with the relevant regulator. In other cases where we have developed proprietary products, such as VIVITROL and ARISTADA, we hold the appropriate regulatory documentation ourselves.

Marketing, Sales and Distribution

We are responsible for the marketing of VIVITROL and ARISTADA in the U.S. We focus our sales and marketing efforts on specialist physicians in private practice and in public treatment systems. We believe that we use customary pharmaceutical company practices to market our product and to educate physicians. Our practices include, the education of individual physicians, nurses, social workers, counselors and other stakeholders involved in the treatment of opioid dependence, advertisements, professional symposia, selling initiatives and other methods. We provide, or contract with third‑party vendors to provide, customer service and other related programs for our products, such as product‑specific websites, insurance research services and order, delivery and fulfillment services.

Our sales force for VIVITROL in the U.S. consists of approximately 100 individuals. VIVITROL is sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2017 to Cardinal Health, McKesson Corporation, AmerisourceBergen Corporation (“AmerisourceBergen”) and CVS Caremark Corporation represented approximately 19%, 18%, 18% and 11%, respectively, of total VIVITROL sales.

Our sales force for ARISTADA in the U.S. consists of approximately 220 individuals. ARISTADA is primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA during the year ended December 31, 2017 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 45%, 24% and 20%, respectively, of total ARISTADA sales.

ICS AmerisourceBergen, a division of AmerisourceBergen, provides warehousing, shipping and administrative services for VIVITROL and ARISTADA.

Under our license agreements with Janssen, AstraZeneca, Acorda and other licensees and sublicensees, they are each responsible for the commercialization of any products developed under their respective agreement if and when regulatory approval is obtained.

Competition

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as academic institutions, government agencies, research institutions and biopharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and royalty revenues. These competitors are working to develop and market other systems, products and other methods of preventing or reducing disease, and new small‑molecule and other classes of drugs that can be used with or without a drug delivery system.

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. Many of our competitors are larger and have significantly greater financial and other resources than we do. We expect our competitors to develop new technologies, products and processes that may be more effective than those we develop. The development of technologically improved or different products or technologies may make our products or product platforms obsolete or noncompetitive before we recover expenses incurred in connection with their development or realize any revenues from any marketed product.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including, but not limited to Luye Pharma Group Ltd. (“Luye Pharma”), which is developing risperidone formulated as extended release microspheres for intramuscular injection for the treatment of schizophrenia and/or schizoaffective disorders, and Indivior plc, which is developing a once-monthly injectable risperidone for the treatment of schizophrenia. In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole, REXULTI, LATUDA, ABILIFY MAINTENA, risperidone, olanzapine, ziprasidone and clozapine.

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

In the treatment of opioid dependence, VIVITROL competes with SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, SUBUTEX (buprenorphine HCl sublingual tablets) and, once launched, will compete with SUBLOCADE (once-monthly buprenorphine extended-release injection), each of which is, or will be, marketed and sold by Indivior plc, and BUNAVAIL buccal film (buprenorphine and naloxone) marketed by BioDelivery Sciences, PROBUPHINE (buprenorphine) from Titan Pharmaceuticals, Inc., and ZUBSOLV (buprenorphine and naloxone) marketed by Orexo US, Inc. VIVITROL also competes with methadone, oral naltrexone and generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing products that have shown promise in treating opioid dependence that, if approved by the FDA, would compete with VIVITROL.

BYDUREON and BYDUREON BCise compete with established diabetes therapies for market share. Such competitive products include sulfonylureas, metformin, insulins, thiazolidinediones, glinides, dipeptidyl peptidase type IV inhibitors, insulin sensitizers, alpha‑glucosidase inhibitors and sodium‑glucose transporter‑2 inhibitors. BYDUREON and BYDUREON BCise also compete with other glucagon‑like peptide‑1 (“GLP‑1”) agonists, including VICTOZA (liraglutide (rDNA origin) injection), which is marketed and sold by Novo Nordisk A/S and TRULICITY ((dulaglutide) injection), which is marketed and sold by Lilly. Other pharmaceutical companies are developing products for the treatment of type 2 diabetes that, if approved by the FDA, would compete with BYDUREON and BYDUREON BCise.

While AMPYRA/FAMPYRA is approved as a treatment to improve walking in patients with MS, there are a number of FDA‑approved therapies for MS disease management that seek to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS. These products include AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and NOVANTRONE from EMD Serono, Inc.; GILENYA and EXTAVIA from Novartis AG; AUBAGIO and LEMTRADA from Sanofi‑Aventis; and generic products.

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

Patents and Proprietary Rights

Our success will be dependent, in part, on our ability to obtain and maintain patent protection for our products, including those marketed and sold by our licensees, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others. We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. In addition, our licensees may own issued patents that cover certain of our products. We have filed numerous patent applications in the U.S. and in other countries directed to compositions of matter as well as processes of preparation and methods of use, including patent applications relating to each of our delivery technologies. As of December 31, 2017, we owned more than 200 issued U.S. patents. In the future, we plan to file additional patent applications in the U.S. and in other countries directed to new or improved products and processes, and we intend to vigorously defend our patent positions.

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

In the U.S., in addition to patent protection, ARISTADA is entitled to regulatory exclusivity until 2020, a benefit afforded to new chemical entities. U.S. Patent Nos. 8,431,576 and 8,796,276 described above also cover ALNCD. There are also pending patent applications that, if granted, would cover ALNCD.

VIVITROL, RISPERDAL CONSTA,  BYDUREON and BYDUREON BCise

We have a significant number of patents and certain pending patent applications covering our microsphere technology throughout the world, which, to some extent, cover VIVITROL, RISPERDAL CONSTA, BYDUREON and BYDUREON BCise. The latest of our patents covering VIVITROL, RISPERDAL CONSTA, BYDUREON and BYDUREON BCise expire in 2029, 2023, 2025 and 2025 in the U.S., respectively, and 2021, 2021, 2024 and 2024 in the EU, respectively, and we own 16, 4, 11 and 10 unexpired Orange-Book listed U.S. patents covering VIVITROL, RISPERDAL CONSTA, BYDUREON and BYDUREON BCise, respectively.

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Our NanoCrystal technology patent portfolio contains a number of patents granted throughout the world, including the U.S. and countries outside of the U.S. We also have a number of pending patent applications covering our NanoCrystal technology which, to some extent, cover INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expire in 2019 in the U.S. and 2022 in the EU, and, in certain countries, in 2030. The latest of the patents covering INVEGA TRINZA/TREVICTA expired in 2017 in the U.S. (with regulatory exclusivity in the U.S. until May 2018) and will expire in 2022 in the EU. In addition, the latest of the patents not subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2031 in the U.S. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report.

AMPYRA/FAMPYRA

Our OCR technology is protected by a patent estate including patents and patent applications filed worldwide. Some OCR patent families are product-specific (including some which are owned by our licensees), whereas others cover generic delivery platforms (e.g., different release profiles, taste masking). AMPYRA/FAMPYRA incorporates our OCR technology, and the latest of the patents covering AMPYRA/FAMPYRA expires in 2027 in the U.S. and 2025 in the EU (with regulatory exclusivity in the EU until 2021). For a discussion of legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report.

ALKS 5461 and ALKS 3831

We also have worldwide patent protection for our Key Development Programs. We own or have a license to U.S. patents that cover a class of compounds that includes the opioid modulators in both ALKS 5461 and ALKS 3831, and granted method of treatment claims that cover ALKS 5461 or ALKS 3831. Our principal U.S. patents and expiration dates for ALKS 5461 and ALKS 3831 are:

U.S. Patent No.	Product Candidate(s) Covered	Expiration Date
7,956,187	ALKS 5461 ALKS 3831	2021
8,252,929	ALKS 5461 ALKS 3831	2021
7,262,298	ALKS 5461 ALKS 3831	2025
8,680,112	ALKS 5461 ALKS 3831	2030
9,119,848	ALKS 5461 ALKS 3831	2031
9,126,977	ALKS 3831	2031
9,517,235	ALKS 3831	2031
8,778,960	ALKS 3831	2032
8,822,488	ALKS 5461	2032
9,498,474	ALKS 5461	2032

BIIB098

We have U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover BIIB098. Our U.S. patents and expiration dates for BIIB098 are:

●U.S. Patent No. 8,669,281, having claims to a composition of matter that covers BIIB098, expiring in 2033; and

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

There may be patents issued to third parties that relate to our products. The manufacture, use, offer for sale, sale or import of some of our products might be found to infringe on the claims of these patents. A third party might file an infringement action against us. The cost of defending such an action is likely to be high, and we might not receive a favorable ruling. There may also be patent applications filed by third parties that relate to some of our products if issued in their present form. The patent laws of the U.S. and other countries are distinct, and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries.

If patents exist or are issued that cover our products, we or our licensees may not be able to manufacture, use, offer for sale, sell or import some of our products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license.

We try to protect our proprietary position by filing patent applications in the U.S. and in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed outside the scope of our patents. The laws of certain countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Our trademarks, including VIVITROL and ARISTADA, are important to us and are generally covered by trademark applications or registrations in the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson; BYDUREON, which is a registered trademark of Amylin; BYDUREON BCise, which is a registered trademark of AstraZeneca Pharmaceuticals LP; and AMPYRA and FAMPYRA, which are registered trademarks of Acorda. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

Revenues and Assets by Region

For the years ended December 31, 2017, 2016 and 2015, our revenue and assets by geographic area are presented below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue by region:
U.S.	$700,090	$557,312	$448,639
Ireland	9,706	4,407	3,902
Rest of world	193,578	183,975	175,794
Assets by region:
Current assets:
U.S.	$402,481	$382,168	$360,154
Ireland	403,167	407,761	394,281
Rest of world	3,196	749	527
Long-term assets:
U.S.:
Other	$360,641	$236,175	$294,158
Ireland:
Intangible assets	$256,168	$318,227	$379,186
Goodwill	92,873	92,873	92,873
Other	278,701	288,470	334,565

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

For example, in October 2013, the FDA granted Fast Track status for ALKS 5461 for the adjunctive treatment of MDD in patients with inadequate response to standard antidepressant therapies. Fast Track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire filing is completed. Fast Track status does not ensure that a product will be developed more quickly or receive FDA approval.

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

In reviewing a BLA or NDA, the FDA may grant marketing approval, or issue a complete response letter to communicate to the applicant the reasons the application cannot be approved in the current form and provide input on the changes that must be made before an application can be approved. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, potential safety signals observed in pre‑clinical or clinical tests, and the risks and benefits demonstrated in clinical trials. It is impossible to predict with any certainty whether and when the FDA will grant marketing approval. Even if a product is approved, the approval may be subject to limitations based on the FDA’s interpretation of the data. For example, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials or restrictions on direct‑to‑consumer advertising, any of which could negatively impact the commercial success of a drug. The FDA may require a sponsor to conduct additional post‑marketing studies as a condition of approval to provide data on safety and effectiveness. In addition, prior to commercialization, controlled substances are subject to review and scheduling by the DEA.

The FDA tracks information on side effects and adverse events reported during clinical studies and after marketing approval. Non‑compliance with safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are identified during clinical trials can delay, impede or prevent marketing approval. Based on new safety information that emerges after approval, the FDA can mandate product labeling changes, impose a REMS or the addition of elements to an existing REMS, require new post‑marketing studies (including additional clinical trials), or suspend or withdraw approval of the product.

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

In addition, the FDA regulates all advertising and promotional activities for products under its jurisdiction. A company can make only those claims relating to safety and efficacy that are consistent with FDA regulation and guidance. However, physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling. Such off‑label uses are common across certain medical specialties and often reflect a physician’s belief that the off‑label use is the best treatment for a particular patient. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off‑label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA and the U.S. Department of Justice, corrective advertising and the full range of civil and criminal penalties available to the FDA and the U.S. Department of Justice.

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

Hatch‑Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch‑Waxman Act”), Congress created an abbreviated FDA review process for generic versions of pioneer, or brand‑name, drug products. The law also provides incentives by awarding, in certain circumstances, non‑patent related marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non‑patent‑related marketing exclusivity in addition to any patent protection the drug product may have. The Hatch‑Waxman Act provides five years of new chemical entity (“NCE”) marketing exclusivity to the first applicant to gain approval of an NDA for a product that contains an active ingredient, known as the active drug moiety, not found in any other approved product. The FDA is prohibited from accepting any abbreviated NDA (“ANDA”) for a generic drug or 505(b)(2) application referencing the NCE for five years from the date of approval of the NCE, or four years in the case of an ANDA or 505(b)(2) application containing a patent challenge. A 505(b)(2) application is an NDA wherein the applicant relies, in part, on data and the FDA’s findings of safety and efficacy from studies not conducted by or for it and for which the applicant has not obtained a right of reference. Hatch-Waxman Act exclusivities will not prevent the submission or approval of a full NDA (e.g., under 505(b)(1)), as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

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

Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Under the Medicaid rebate program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of average manufacturer price (“AMP”) or the difference between AMP and the best price available from us to any commercial or non‑federal governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, is less than the AMP for the current quarter, with this difference being the amount by which the rebate is adjusted upwards. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (“CMS”). The terms of our participation in the rebate program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties per item of false information in addition to other penalties available to the government. Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us, are required to provide ASP information to the CMS on a quarterly basis. This information is used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage. These rates are adjusted periodically. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties for each misrepresentation and for each day in which the misrepresentation was applied.

Medicare Part D provides coverage to enrolled Medicare patients for self‑administered drugs (i.e. drugs that do not need to be injected or otherwise administered by a physician) and certain physician-administered drugs reimbursed under a pharmacy benefit. Medicare Part D also covers the prescription drug benefit for dual eligible beneficiaries. Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time‑to‑time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Except for dual eligible Medicare Part D beneficiaries who qualify for low income subsidies, manufacturers, including us, are required to provide a fifty percent (50%) discount on our brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits; the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, increased this discount percentage on brand name prescription drugs to seventy percent (70%) starting in 2019.

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

In addition, on January 21, 2016, CMS released the final Medicaid covered outpatient drug regulation, which became effective on April 1, 2016. This regulation implements those changes made by the Patient Protection and Affordable Care Act (the “PPACA”) to the Medicaid drug rebate statute in 2010 and addresses a number of other issues with respect to the Medicaid program, including, but not limited to, the eligibility and calculation methodologies for AMP and best price, and the expansion of Medicaid rebate liability to include Medicaid managed care organizations. The final Medicaid covered outpatient drug regulation established two calculation methodologies for AMP: one for drugs generally dispensed through retail community pharmacies (“RCP”) and one for so-called “5i drugs” (inhaled, infused, instilled, implanted or injectable drugs) “not generally dispensed” through RCPs.  The regulation further made clear that 5i drugs would qualify as “not generally dispensed” and, therefore, able to use the alternative AMP calculation, if not more than thirty percent (30%) of their sales were to RCPs or to wholesalers for RCPs. The primary difference between the two AMP calculations is the requirement to exclude from AMP, for those qualifying 5i drugs not generally dispensed through RCPs, certain payments, rebates and discounts related to sales to non-RCPs; such exclusion often leads to a lower AMP. The decision of which AMP calculation a product is eligible to use must be made and applied on a monthly basis based on the percentage of sales of such product to RCPs or to wholesalers for RCPs.

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

Other Regulations

Foreign Corrupt Practices Act: We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. corporations and their representatives from paying, offering to pay, promising, authorizing, or making payments of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In many countries, the healthcare professionals with whom we regularly interact may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

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

Employees

As of February 2, 2018, we had approximately 2,000 full‑time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biopharmaceutical or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information and Website Disclosure

Our principal executive offices are located at Connaught House, 1 Burlington Road, Dublin 4, Ireland. Our telephone number is +353‑1‑772‑8000 and our website address is www.alkermes.com. Information that is contained in and can be accessed through, our website is not incorporated into, and does not form a part of, this Annual Report. We make available free of charge through the Investors section of our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available on our website (i) the charters for the standing committees of our board of directors, including the Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

From time to time, we may use our website to distribute material information.  Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.alkermes.com.  Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website is not incorporated into, and does not form a part of, this Annual Report.

Item 1A.   Risk Factors

You should consider carefully the risks described below in addition to the financial and other information contained in this Annual Report, including the matters addressed under the caption “Cautionary Note Concerning Forward-Looking Statements.” If any events described by the following risks actually occur, they could materially adversely affect our business, financial condition, cash flows or results of operations. This could cause the market price of our ordinary shares to decline.

We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue; and if our licensees are not effective, our revenues could be materially adversely affected.

Our arrangements with licensees are critical to bringing products using our proprietary technologies and from which we receive manufacturing and/or royalty revenue to the market and successfully commercializing them. We rely on these licensees in various respects, including commercializing such products; providing funding for development programs and conducting pre-clinical testing and clinical trials with respect to new formulations or other development activities for such products; and managing the regulatory approval process.

The revenues that we receive from manufacturing fees and royalties depend primarily upon the success of our licensees, and particularly Janssen, Acorda, Biogen, and AstraZeneca, in commercializing certain products. Janssen is responsible for the commercialization of RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION, and INVEGA TRINZA/TREVICTA, and, in Russia and the CIS, VIVITROL. Acorda and Biogen are responsible for commercializing AMPYRA and FAMPYRA, respectively. AstraZeneca is responsible for commercializing BYDUREON and BYDUREON BCise. We have no involvement in the commercialization efforts for such products. Our revenues may fall below our expectations, the expectations of our licensees or those of investors, which could have a material adverse effect on our results of operations and the market price of our ordinary shares. Such revenues will depend on numerous factors, many of which are outside our control.

Our licensees may also choose to use their own or other technology to develop an alternative product and withdraw their support of our product, or to compete with our jointly developed product. In addition, ARISTADA competes directly with RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, products from which we receive manufacturing and/or royalty revenue. Disputes may also arise between us and a licensee and may involve the ownership of technology developed under a license or other issues arising out of collaborative agreements. Such a dispute could delay the related program or result in expensive arbitration or litigation, which may not be resolved in our favor.

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

We receive substantial revenues from our key products.

We depend substantially upon continued sales of INVEGA SUSTENNA/XEPLION,  INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA by Janssen, upon continued sales of AMPYRA/FAMPYRA by Acorda and its sublicensee, Biogen, and upon our continued sales of VIVITROL and ARISTADA. Any significant negative developments relating to these products, or to our licensee relationships, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or in any markets outside the U.S. or that sales of our products will not decline or cease in the future. A number of factors may cause revenues from sales of our products to grow at a slower than expected rate, or even to decrease or cease, including:

●the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe or dispense, and patients to use, our products, including those that may be scheduled by the DEA (if and when approved);

●unfavorable publicity concerning us or our products, similar classes of drugs or the industry generally;

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

●the unfavorable outcome of litigation or proceedings before the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”), including so-called “Paragraph IV” litigation, inter partes reviews (“IPR”) and other patent litigation, related to any of our products, including Paragraph IV litigation relating to INVEGA SUSTENNA and AMPYRA;

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

We have less experience in the commercialization of long-acting atypical antipsychotics and oral antidepressants than our competitors.

In October 2015, we launched ARISTADA into a highly competitive market in which it competes head-to-head with products marketed and sold by companies larger than us and with more experience than us in the commercialization of long-acting injectable atypical antipsychotic products for the treatment of schizophrenia.

We lack experience commercializing products in markets with multiple branded and generic competitors, including schizophrenia and depression, and will face competition from companies with more experience and resources than we have. If we are not able to attract and retain qualified personnel to serve in our sales and marketing organization, to maintain effective distribution networks and reimbursement for our products, or to otherwise effectively and efficiently support our commercialization activities, we may not be able to successfully commercialize our products and such events could materially adversely affect our business, financial condition, cash flows and results of operations.

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

This product approval process can last many years, be very costly and still be unsuccessful. Regulatory approval by the FDA or regulatory agencies outside the U.S. can be delayed, limited or not granted at all for many reasons, including:

●a product may not demonstrate safety and efficacy for each target indication in accordance with the FDA’s or regulatory agencies’ standards;

●data from pre-clinical testing and clinical trials may be interpreted by the FDA or other regulatory agencies in different ways than we or our licensees interpret it;

●the FDA or other regulatory agencies may not agree with our or our licensees’ regulatory approval strategies, components of our or our licensees’ filings, such as clinical trial designs, conduct and methodologies, or the sufficiency of our or our licensees’ submitted data;

●the FDA or other regulatory agencies might not approve our or our licensees’ manufacturing processes or facilities;

●the FDA or other regulatory agencies may not approve accelerated development timelines for our products;

●the failure of our clinical investigational sites and the records kept at such sites, including the clinical trial data, to be in compliance with the FDA’s GCP, or EU legislation governing GCP, including the failure to pass FDA, EMA or EU member state inspections of clinical trials;

●the FDA or other regulatory agencies may change their approval policies or adopt new regulations; and

●adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated or placed on clinical hold, even if other studies or trials relating to the program are successful.

Failure to obtain regulatory approval for products will prevent their commercialization. Any delay in obtaining regulatory approval for products could adversely affect our ability to successfully commercialize such products. In addition, share prices have declined significantly in certain instances where companies have failed to obtain FDA approval of a product or where the timing of FDA approval is delayed. If the FDA’s or any other regulatory agency’s response to any application for approval is delayed or not favorable for any of our products, our share price could decline significantly and could materially adversely affect our business, financial condition, cash flows and results of operations.

Clinical trials for our products are expensive, may take several years to complete, and their outcome is uncertain.

Before obtaining regulatory approvals for the commercial sale of any products, we or our licensees must demonstrate, through pre-clinical testing and clinical trials, that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We have incurred, and we will continue to incur, substantial expense for pre-clinical testing and clinical trials.

Our pre-clinical and clinical development efforts may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

●the potential delay by a partner in beginning a clinical trial;

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

●the inability to manufacture or obtain sufficient quantities of materials used for clinical trials; and

●unforeseen governmental or regulatory issues or concerns, including those of the FDA, DEA and other regulatory agencies.

In addition, we are currently conducting and enrolling patients in clinical studies in a number of countries where our experience is more limited. For example, phase 3 efficacy studies of ALKS 3831 are being conducted in many countries around the world, including in Europe and Israel. We depend on independent clinical investigators, CROs and other third-party service providers and our collaborators in the conduct of clinical trials for our products and in the accurate reporting of results from such clinical trials. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, while the investigators are not our employees, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols.

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

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, ARISTADA, polymer for BYDUREON and BYDUREON BCise and certain of our other development products. We rely on our manufacturing facility in Athlone, Ireland for the manufacture of AMPYRA/FAMPYRA and some of our other products using our NanoCrystal and OCR technologies.

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

We rely on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, formulation and packaging services, storage and product distribution services, customer service activities and product returns processing. These third parties must comply with federal, state and local regulations applicable to their business, including FDA and, as applicable, DEA regulations. Although we actively manage these third-party relationships to ensure continuity, quality and compliance with regulations, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We are also dependent in certain cases on third parties to manufacture products. Where the manufacturing rights to the products using our technologies are granted to, or retained by, our third-party licensee (for example, in the cases of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, BYDUREON and BYDUREON BCise) or approved sub-licensee, we have no control over the manufacturing, supply or distribution of the product. Supply or manufacturing issues encountered by such licensees or sublicenses could materially and adversely affect sales of products from which we receive revenue, and our business, financial condition, cash flows and results of operations.

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

The FDA and various regulatory agencies outside the U.S. have inspected and approved our commercial manufacturing facilities. We cannot guarantee that the FDA or any other regulatory agencies will approve any other facility we or our third-party providers may operate or, once approved, that any of these facilities will remain in compliance with cGMP and other regulations. Any third party we use to manufacture bulk drug product must be licensed by the FDA and, for controlled substances, the DEA. Failure by us or our third-party providers to gain or maintain regulatory compliance with the FDA or other regulatory agencies could materially adversely affect our business, financial condition, cash flows and results of operations.

Revenues generated by sales of our products depend on the availability of reimbursement from third-party payers, and a reduction in payment rate or reimbursement or an increase in our financial obligation to governmental payers could result in decreased sales of our products and decreased revenues.

In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability of reimbursement from third-party payers such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), increases in our financial obligation to government payers (including due to changes in our AMP calculation), limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments, or deductible amounts, could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare, including by comparing the effectiveness, benefits and costs of similar treatments. Any adverse findings for our products from such comparisons may reduce the extent of reimbursement for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs, including but not limited to price control initiatives, discounts and other pricing-related actions. For example, in 2017, the State of California enacted as law SB-17, a drug pricing transparency bill that requires, among other things, that manufacturers notify the state and health insurers, and justify, any time such manufacturers plan to increase the price of a medication by sixteen percent (16%) or more over a two-year period. We expect similar state drug pricing initiatives to be proposed in 2018. In addition, State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In 2018, we may face uncertainties as a result of likely continued federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA and potential reforms and changes to government negotiation or regulation of drug pricing. There is no assurance that the PPACA, as currently enacted or as amended in the future, or such reforms and changes, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

The following factors are important to our success:

●receiving and maintaining patent and/or trademark protection for our products, technologies and developing technologies, including those that are the subject of our licenses;

●maintaining our trade secrets;

●not infringing the proprietary rights of others; and

●preventing others from infringing our proprietary rights.

Patent protection only provides rights of exclusivity for the term of the patent. We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we try to protect our proprietary position by filing patent applications in the U.S. and elsewhere related to our proprietary product inventions and improvements that are important to the development of our business and products. Our pending patent applications, together with those we may file in the future, or those we may license to or from third parties, may not result in patents being issued. Even if issued, such patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar technology. The development of new technologies or products may take a number of years, and there can be no assurance that any patents which may be granted in respect of such technologies or products will not have expired or be due to expire or withstand challenge by the time such products are commercialized.

Although we believe that we make reasonable efforts to protect our intellectual property rights and to ensure that our proprietary technology does not infringe the rights of third parties, we cannot ascertain the existence of all potentially conflicting claims. Therefore, there is a risk that third parties may make claims of infringement against our products or technologies. There may be patents issued to third parties that relate to our products. There may also be patent applications filed by third parties that relate to some of our products. If patents exist or are issued that cover our products, we may not be able to manufacture, use, offer for sale, sell or import such products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our business, financial condition, cash flows and results of operations could be materially adversely affected.

Because the patent positions of biopharmaceutical companies involve complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, and those of our licensees, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Patents, if issued, may be challenged, invalidated or circumvented. As more products are commercialized using our proprietary product platforms, or as any product achieves greater commercial success, our patents become more likely to be subject to challenge by potential competitors. The laws of certain countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.,  and any patents that we own or license from others may not provide any protection against competitors. Furthermore, others may independently develop similar technologies outside the scope of our patent coverage.

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

Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.

There is considerable uncertainty within the biopharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use or sale of our products.

In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation and an increasing number of IPRs and administrative proceedings in the pharmaceutical industry regarding patents and other intellectual property rights. A patent holder might file an IPR, interference and/or infringement action against us claiming that certain claims of one or more of our issued patents are invalid or that the manufacture, use, offer for sale, sale or import of our products infringed one or more of such party’s patents. We may have to expend considerable time, effort and resources to defend such actions. In addition, we may need to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patents, patent applications or trademark applications (see “—We or our licensees may face claims against our intellectual property rights covering our products and competition from generic drug manufacturers” for additional information regarding litigation with generic drug manufacturers). We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Competitors may sue us as a way of delaying the introduction of our products.

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

As is typical in the pharmaceutical industry, we utilize pharmaceutical wholesalers in connection with the distribution of the products that we market and sell. A significant amount of our product is sold to end-users through the three largest wholesalers in the U.S. market, Cardinal Health Inc., AmerisourceBergen Corp. and McKesson Corp. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, if the buying patterns of these wholesalers fluctuate due to seasonality or if wholesaler buying decisions or other factors outside of our control change, such events could materially adversely affect our business, financial condition, cash flows and results of operations.

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

If our delivery technologies or product development efforts fail to result in the successful development and commercialization of products, if our licensees decide not to pursue development and/or commercialization of our products or if our products do not perform as anticipated, such events could materially adversely affect our business, financial condition, cash flows and results of operations (see “—Our revenues may be lower than expected as a result of failure by the marketplace to accept our products or for other factors” for factors that may affect the market acceptance of our products approved for sale).

The FDA or other regulatory agencies may impose limitations or post-approval requirements on any product approval.

Even if regulatory approval to market a product is granted by the FDA or other regulatory agencies, the approval may impose limitations on the indicated use for which the product may be marketed or additional post-approval requirements with which we would need to comply in order to maintain the approval of such product. Our business could be seriously harmed if we do not complete these post-approval requirements and the FDA or other regulatory agencies, as a result, require us to change the label for our products.

Further, if a product for which we obtain regulatory approval is a controlled substance, it will not become commercially available until after the DEA provides its final schedule designation, which may take longer and may be more restrictive than we expect or may change after its initial designation. We currently expect ALKS 5461 and ALKS 3831 to require such DEA final schedule designation prior to commercialization. A restrictive designation could adversely affect our ability to commercialize such products and could materially adversely affect our business, financial condition, cash flows and results of operations.

In addition, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the commercialization of our products, if any, may be.

Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.

We may be the subject of certain claims, including those asserting violations of securities and fraud and abuse laws and derivative actions. Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. In November 2017, a purported stockholder of ours filed a putative class action against us and certain of our officers on behalf of a putative class of purchasers of our securities during the period of February 24, 2015 to November 3, 2017. Such action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding our marketing practices related to VIVITROL, and seeks to recover unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. For further discussion of this putative class action, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report. This punitive class action and any similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

In June 2017, we received a subpoena from an Office of the U.S. Attorney for documents related to VIVITROL. We are cooperating with the government. If, as a result of the government’s request, proceedings are initiated and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the federal anti-kickback statute and False Claims Act and state False Claims Acts, and be required to enter into a corporate integrity or other settlement with the government, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payors or other persons allegedly harmed by such conduct. In addition, if some of our existing business practices are challenged as unlawful, we may have to change those practices, including changes and impacts on the practices of our sales force, which could also have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may not be successful in defending ourselves in litigation or arbitration which may result in large judgments or settlements against us, any of which could have a negative effect on our business, financial condition, cash flows and results of operations. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business. Our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise.

We may also be the subject of citizen petitions that request that the FDA refuse to approve, delay approval of, or impose additional approval requirements for our NDAs.  If successful, such petitions can significantly delay, or even prevent, the approval of the NDA in question. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition or impose additional approval requirements as a result of such petition. These outcomes and others could adversely affect our ability to generate revenues from the commercialization and sale of our products and products using our proprietary technologies, and our share price.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our licensees and third-party providers, are subject to comprehensive government regulation. Government regulation by various national, state and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the manufacture and sale of products, and other civil or criminal sanctions, including fines and penalties. Biopharmaceutical companies also have been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations and violations related to environmental matters. In addition, we may be the subject of securities law claims and derivative actions.

While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable U.S. federal and state regulations and/or laws or all applicable regulations and/or laws outside the U.S. and interpretations of the applicability of these laws to marketing practices. If we or our agents fail to comply with any of those regulations or laws, a range of actions could result, including the termination of clinical trials, the failure to approve a product, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes in laws affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, healthcare availability, and product pricing and marketing, could also adversely affect our revenues and our potential to be profitable. The enactment in the U.S. of healthcare reform and the promulgation of regulations, new legislation and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the U.S. and the current administration has stated that it will address such costs through new legislative and administrative measures. These measures, if adopted, could impact our ability to generate revenues from our products.

We face competition in the biopharmaceutical industry.

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as academic institutions, government agencies, research institutions and biopharmaceutical companies, including other companies with similar technologies, and manufacturers of generic drugs (see “—We or our licensees may face claims against our intellectual property rights covering our products and competition from generic drug manufacturers.” for additional information relating to competition from generic drug manufacturers). Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and/or royalty revenues. These competitors are working to develop and market other systems, products, and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used with or without a drug delivery system.

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. Many of our competitors are larger and have significantly greater financial and other resources than we do. We expect our competitors to attempt to develop new technologies, products and processes that may be more effective than those we develop. The development of technologically improved or different products or technologies may make our products or product platforms obsolete or noncompetitive before we recover expenses incurred in connection with their development or realize any revenues from any product.

There are other companies developing extended-release product platforms. In many cases, there are products on the market or in development that may be in direct competition with our products. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our products. These chemical entities are being designed to work differently than our products and may turn out to be safer or more effective than our products. Among the many experimental therapies being tested around the world, there may be some that we do not now know of that may compete with our proprietary product platforms or products. Our licensees could choose a competing technology to use with their drugs instead of one of our product platforms and could develop products that compete with our products.

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including, but not limited to Luye Pharma, which is developing risperidone formulated as extended release microspheres for intramuscular injection for the treatment of schizophrenia and/or schizoaffective disorders and Indivior plc, which is developing a once-monthly injectable risperidone for the treatment of schizophrenia. In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA, (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole, REXULTI, LATUDA, ABILIFY MAINTENA, risperidone, olanzapine, ziprasidone and clozapine.

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

In the treatment of opioid dependence, VIVITROL competes with SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, SUBUTEX (buprenorphine HCl sublingual tablets) and, once launched, will compete with SUBLOCADE (once-monthly buprenorphine extended-release injection), each of which is, or will be, marketed and sold by Indivior plc, and BUNAVAIL buccal film (buprenorphine and naloxone) marketed by BioDelivery Sciences, PROBUPHINE (buprenorphine) from Titan Pharmaceuticals, Inc. and ZUBSOLV (buprenorphine and naloxone) marketed by Orexo US, Inc. It also competes with methadone, oral naltrexone and generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing products that have shown promise in treating opioid dependence that, if approved by the FDA, would compete with VIVITROL.

BYDUREON and BYDUREON BCise compete with established therapies for market share. Such competitive products include sulfonylureas, metformin, insulins, thiazolidinediones, glinides, dipeptidyl peptidase type IV inhibitors, insulin sensitizers, alpha-glucosidase inhibitors and sodium-glucose transporter-2 inhibitors. BYDUREON and BYDUREON BCise also compete with other glucagon-like peptide-1 (“GLP-1”) agonists, including VICTOZA (liraglutide (rDNA origin) injection), which is marketed and sold by Novo Nordisk A/S. Other pharmaceutical companies are developing products for the treatment of type 2 diabetes that, if approved by the FDA, would compete with BYDUREON and BYDUREON BCise.

While AMPYRA/FAMPYRA is approved as a treatment to improve walking in patients with MS, there are a number of FDA-approved therapies for MS disease management that seek to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS. These products include AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and NOVANTRONE from EMD Serono, Inc.; GILENYA and EXTAVIA from Novartis AG; AUBAGIO and LEMTRADA from Sanofi-Aventis, and generic products, including potential generic versions of AMPYRA.

With respect to our NanoCrystal technology, we are aware that other technology approaches similarly address poorly water-soluble drugs. These approaches include nanoparticles, cyclodextrins, lipid-based self-emulsifying drug delivery systems, dendrimers and micelles, among others, any of which could limit the potential success and growth prospects of products incorporating our NanoCrystal technology. In addition, there are many competing technologies to our OCR technology, some of which are owned by large pharmaceutical companies with drug delivery divisions and other, smaller drug delivery-specific companies.

If we are unable to compete successfully in the biopharmaceutical industry, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.

In the U.S., generic manufacturers of innovator drug products may file ANDAs and, in connection with such filings, certify that their products do not infringe the innovator’s patents and/or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known in the U.S. as “Paragraph IV” litigation.

We have received notices of ANDA filings for AMPYRA asserting that a generic form of AMPYRA would not infringe AMPYRA’s Orange-Book listed patents and/or those patents are invalid. We are currently engaged in Paragraph IV litigation disputing such claims. This litigation may be costly and time consuming. For a discussion of legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report.

Similarly, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit against Teva, who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA. For a discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Item 3—Legal Proceedings” in this Annual Report.

Although we intend to vigorously enforce our intellectual property rights, and we expect our licensees will do the same, there can be no assurance that we or our licensees will prevail in our defense of our patent rights. Our and our licensees’ existing patents could be invalidated, found unenforceable or found not to cover generic forms of our or our licensees’ products. If an ANDA filer were to receive FDA approval to sell a generic version of our products and/or prevail in any patent litigation, our products would become subject to increased competition and our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny, REMS programs, and requirements for additional labeling).  Our product liability insurance coverage may not be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this product liability insurance coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our products. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our product sales or share price to decline or experience periods of volatility. These types of events could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business involves environmental, health and safety risks.

Our business involves the use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of these laws and regulations, we could be liable for any contamination at our current or former properties or third-party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third-party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental, health or safety laws or regulations, the cost of compliance with any resulting order or fine and any liability imposed in connection with any contamination for which we may be responsible could materially adversely affect our business, financial condition, cash flows and results of operations.

We may not become profitable on a sustained basis.

At December 31, 2017, our accumulated deficit was $1,044.4 million, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through December 31, 2017, partially offset by net income over certain fiscal periods. There can be no assurance we will achieve sustained profitability.

A major component of our revenue is dependent on our licensees’ and our ability to commercialize, and our and our licensees’ ability to manufacture economically, our products.  Our ability to achieve sustained profitability in the future depends, in part, on our or our licensees’, as applicable, ability to:

●successfully commercialize VIVITROL and ARISTADA in the U.S. and any other products that may be approved in the U.S. or in other countries;

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

●the time and expense that will be required to pursue FDA and/or other regulatory approvals for our products and whether such approvals are obtained;

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

We may not achieve all or any of these goals, and thus we cannot provide assurances that we will ever be profitable on a sustained basis or achieve significant revenues. Even if we do achieve some or all of these goals, we may not achieve significant or sustained commercial success.

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

As a result of adverse financial market conditions, organizations that reimburse for use of our products, such as government health administration authorities and private health insurers, may be unable to satisfy such obligations or may delay payment. In addition, federal and state health authorities may reduce reimbursements (including Medicare and Medicaid reimbursements in the U.S.) or payments, and private insurers may increase their scrutiny of claims. We are also dependent on the performance of our licensees, and we sell our products to our licensees through contracts that may not be secured by collateral or other security. Accordingly, we bear the risk if our licensees are unable to pay amounts due to us thereunder. Due to volatility in the financial markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or licensees. If such third parties are unable to pay amounts owed to us or satisfy their commitments to us, or if there are reductions in the availability or extent of reimbursement available to us, our business, financial condition, cash flows and results of operations would be adversely affected.

Currency exchange rates may affect revenues and expenses.

We conduct a large portion of our business in international markets. For example, we derive a majority of our RISPERDAL CONSTA revenues and all of our FAMPYRA, XEPLION and TREVICTA revenues from sales in countries other than the U.S., and these sales are denominated in non-U.S. dollar (“USD”) currencies. We also incur substantial operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. Our efforts to mitigate the impact of fluctuating currency exchange rates may not be successful. As a result, currency fluctuations among our reporting currency, USD, and the currencies in which we do business will affect our results of operations, often in unpredictable ways. Refer to “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for additional information relating to our foreign currency exchange rate risk.

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

At December 31, 2017, we have $256.2 million of amortizable intangible assets and $92.9 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite‑lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Our deferred tax assets may not be realized.

As of December 31, 2017, we had approximately $98.5 million in net deferred tax assets in the U.S. Included in this amount is approximately $52.0 million of research and development tax credit carryforwards that can be used to offset federal tax in future periods.  These carryforwards will expire within the next twenty years, with the earliest expiration occurring in 2020. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future.  Losses may arise from unforeseen operating events (see “—We may not become profitable on a sustained basis” for additional information relating to operating losses)  or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of  restricted stock units. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our business, financial condition and results of operations.

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

In addition, Section 7874 provides that if a corporation organized outside the U.S. acquires substantially all of the assets of a corporation organized in the U.S., the taxable income of the U.S. corporation during the period beginning on the date the first assets are acquired as part of the acquisition, through the date which is ten years after the last date assets are acquired as part of the acquisition, shall be no less than the income or gain recognized by reason of the transfer during such period or by reason of a license of property by the expatriated entity after such acquisition to a foreign affiliate during such period, which is referred to as the “inversion gain,” if shareholders of the acquired U.S. corporation own at least 60% (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition by reason of holding stock in the domestic corporation, and the “expanded affiliated group” of the acquiring corporation does not have substantial business activities in the country in which it is organized.  If this rule was to apply to the Business Combination, among other things, Alkermes, Inc. would have been restricted in its ability to use the approximately $274.0 million of U.S. federal net operating loss (“NOL”) carryforwards and $38.0 million of U.S. state NOL carryforwards that it had as of March 31, 2011.  We do not believe that either of these limitations should apply as a result of the Business Combination. However, the U.S. Internal Revenue Service (the “IRS”) could assert a contrary position, in which case we could become involved in tax controversy with the IRS regarding possible additional U.S. tax liability. If we were to be unsuccessful in resolving any such tax controversy in our favor, we could be liable for significantly greater U.S. federal and state income tax than we anticipate being liable for through the Business Combination, which would place further demands on our cash needs.

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

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information, including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EC and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EC adopted the EU Data Protection Directive, as implemented into national laws by the EU member states, which imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised.  In 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which will apply in all EU member states effective May 25, 2018 and will replace the current EU Data Protection Directive effective on that date. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Any failure to comply with the rules arising from the EU Data Protection Directive, the GDPR, and related national laws of EU member states,  could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 14,600 square feet of corporate office space in Dublin, Ireland, which houses our corporate headquarters. This lease expires in 2022. We lease two properties in Waltham, Massachusetts. One facility has approximately 175,000 square feet of space and houses corporate offices, administrative areas and laboratories. This lease expires in 2021 and includes a tenant option to extend the term for up to two five-year periods. We entered into a second lease in Waltham, Massachusetts on January 31, 2017 for approximately 67,400 square feet of office space. This lease expires in 2020 and includes a tenant option to extend the term for up to two one-year periods. We lease approximately 3,800 square feet of corporate office and administrative space in Washington, DC.  On December 1, 2017 we amended the lease to provide for a relocation of the premises to certain space containing approximately 7,000 square feet. We gain access to this premises in September 2018. This amended lease expires in 2029 and includes a tenant option to extend the term for an additional five-year period.

We own a R&D and manufacturing facility in Athlone, Ireland (approximately 400,000 square feet) and a manufacturing facility in Wilmington, Ohio (approximately 314,800 square feet).

We believe that our current and planned facilities are suitable and adequate for our current and near‑term pre-clinical, clinical and commercial requirements.

Item 3.  Legal Proceedings

For information regarding legal proceedings, refer to Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” in this Annual Report, which is incorporated into this Part I, Item 3 by reference.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq under the symbol “ALKS.” Set forth below for the indicated periods are the high and low closing sales prices for our ordinary shares.

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	High	Low	High	Low
1st Quarter	$61.16	$52.26	$75.27	$29.05
2nd Quarter	61.66	55.90	47.00	35.67
3rd Quarter	60.45	49.16	51.78	43.77
4th Quarter	55.39	47.69	59.50	42.30

There were 130 shareholders of record for our ordinary shares on February 2, 2018. In addition, the last reported sale price of our ordinary shares as reported on the Nasdaq on February 2, 2018 was $63.42.

Dividends

No dividends have been paid on our ordinary shares to date, and we do not expect to pay cash dividends thereon in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Repurchase of equity securities

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the year ended December 31, 2017. As of December 31, 2017, we had purchased a total of 8,866,342 shares at a cost of $114.0 million. Term Loan B-1 includes restrictive covenants that impose certain limitations on our ability to repurchase our ordinary shares.

During the three months ended December 31, 2017, we acquired  304 Alkermes ordinary shares, at an average price of $51.48 per share related to the vesting of employee equity awards to satisfy withholding tax obligations. During the three months ended December 31, 2017, we acquired 365 Alkermes ordinary shares, at an average price of $54.58 per share, tendered by employees as payment of the exercise price of stock options granted under our equity compensation plans.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 2, 2018, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

Stamp duty

Irish stamp duty, if any, may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC should not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty, which is currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater. The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

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

Stock performance graph

The information contained in the performance graph below shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder return on our ordinary shares from March 31, 2013 through December 31, 2017 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on March 31, 2013 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

Please note that our stock performance graph previously compared the cumulative total shareholder returns on our ordinary shares with the cumulative total returns of the Nasdaq Biotechnology Index and the Nasdaq Stock Market (U.S. and Foreign) Index.  However, December 31, 2013 was the last day that the Nasdaq Stock Market (U.S. and Foreign) Index data was made available to us by our third-party index provider. As a result of this change, for time periods following December 31, 2013, our performance graph uses information from the Nasdaq Composite Total Return Index in lieu of the Nasdaq Stock Market (U.S. and Foreign) Index. The Nasdaq Biotechnology Index was not affected by this change.

Comparison of Cumulative total Returns Alkermes plc Nasdaq Composite Total Returns Nasdaq Biotechnology Index Nasdaq Stock Market (U.S. and Foreign) Index

	Year Ended	Nine Months Ended
	March 31,	December 31,	Year Ended December 31,
	2013	2013	2014	2015	2016	2017
Alkermes	100	172	247	335	235	231
Nasdaq Composite Total Return	100	129	148	158	173	224
Nasdaq Biotechnology Index	100	142	190	212	166	201
Nasdaq Stock Market (U.S. and Foreign) Index	100	132	—	—	—	—

Item 6.  Selected Financial Data

The selected historical financial data set forth below at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below at December 31, 2015 and for the year ended and at December 31, 2014 and the nine months ended December 31, 2013 are derived from audited consolidated financial statements, which are not included in this Annual Report.

On May 21, 2013, our Audit and Risk Committee, with such authority delegated to it by our board of directors, approved a change to our fiscal year-end from March 31 to December 31. We have elected not to recast prior period amounts to conform to the change in our fiscal year.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

					Nine
					Months Ended
	Year Ended December 31,				December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
REVENUES:
Manufacturing and royalty revenues	$505,308	$487,247	$475,288	$516,876	$371,039
Product sales, net	362,834	256,146	149,028	94,160	57,215
License revenues	28,000	—	—	—	—
Research and development revenue	7,232	2,301	4,019	7,753	4,657
Total revenues	903,374	745,694	628,335	618,789	432,911
EXPENSES:
Cost of goods manufactured and sold	154,748	132,122	138,989	175,832	134,306
Research and development	412,889	387,148	344,404	272,043	128,125
Selling, general and administrative	421,578	374,130	311,558	199,905	116,558
Amortization of acquired intangible assets	62,059	60,959	57,685	58,153	38,428
Total expenses	1,051,274	954,359	852,636	705,933	417,417
OPERATING (LOSS) INCOME	(147,900)	(208,665)	(224,301)	(87,144)	15,494
OTHER INCOME (EXPENSE), NET(1)	4,626	(5,722)	296	73,115	(10,097)
(LOSS) INCOME BEFORE INCOME TAXES	(143,274)	(214,387)	(224,005)	(14,029)	5,397
PROVISION (BENEFIT) FOR INCOME TAXES	14,671	(5,943)	3,158	16,032	(12,252)
NET (LOSS) INCOME	$(157,945)	$(208,444)	$(227,163)	$(30,061)	$17,649
(LOSS) EARNINGS PER ORDINARY SHARE:
BASIC	$(1.03)	$(1.38)	$(1.52)	$(0.21)	$0.13
DILUTED	$(1.03)	$(1.38)	$(1.52)	$(0.21)	$0.12
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
BASIC	153,415	151,484	149,206	145,274	135,960
DILUTED	153,415	151,484	149,206	145,274	144,961
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$590,716	$619,165	$798,849	$801,646	$449,995
Total assets(2)	1,797,227	1,726,423	1,855,744	1,919,058	1,574,848
Long-term debt(2)	281,436	283,666	349,944	355,756	361,553
Shareholders’ equity	1,202,808	1,209,481	1,314,275	1,396,837	1,065,186

(1)2015 includes a $9.6 million gain on the Gainesville Transaction (as described and defined in Note 2, Summary of Significant Accounting Policies, in the accompanying “Notes to Consolidated Financial Statements” section of this Annual Report). 2014 includes a gain on the sale of property, plant and equipment of $41.9 million, a gain on the sale of an investment in Civitas Therapeutics, Inc. of $29.6 million and a gain on the sale of an investment in Acceleron Pharma Inc. of $15.3 million.

(2)In 2015, the Company retrospectively adopted the Financial Accounting Standards Board (“FASB”)’s guidance, simplifying the presentation of debt issuance costs. As a result, deferred financing costs of $2.2 million and $2.7 million that were classified within “Other long-term assets” at December 31, 2014 and December 31, 2013, respectively, were reclassified to “Long-term debt” to conform to the then-current period presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F‑1 of this Annual Report. The following discussion contains forward‑looking statements. Actual results may differ significantly from those projected in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward‑looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report.

Overview

We earn revenue on net sales of VIVITROL and ARISTADA, which are proprietary products that we manufacture, market and sell in the U.S., and manufacturing and/or royalty revenues on net sales of products commercialized by our licensees. Our key marketed products are expected to generate significant revenues for us in the near‑ and medium‑term and we believe are singular or competitively advantaged products in their classes. These key marketed products consist of VIVITROL; ARISTADA; INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA; AMPYRA/FAMPYRA; and BYDUREON. Revenues from these key products accounted for 91% of our total revenues during 2017, as compared to 92% and 88% during 2016 and 2015, respectively.

Under a license and collaboration agreement, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into this agreement in November 2017, we received an up-front cash payment of $28.0 million. We are also eligible to receive additional payments upon achievement of certain milestones and a mid-teens percentage royalty on worldwide net sales of BIIB098. Except in certain limited circumstances, until FDA approval of an NDA for BIIB098, we are responsible for the development of BIIB098 for the treatment of MS. Biogen paid a portion of the BIIB098 development costs we incurred in 2017 and, beginning on January 1, 2018, Biogen will be responsible for all BIIB098 development costs we incur, subject to annual budget limitations. This license and collaboration agreement is discussed in further detail within the Critical Accounting Estimates section below.

In 2017, we incurred an operating loss of $147.9 million, down from an operating loss of $208.7 million in 2016. Revenues increased by $157.7 million, which was primarily due to a $106.7 million increase in net sales of VIVITROL and ARISTADA. This was partially offset by a $96.9 million increase in operating expenses, which was primarily in support of the increase in net sales, and continued significant investment in our R&D pipeline and commercial organization. These items are discussed in further detail within the Results of Operations section below.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing revenues are earned from the sale of products under arrangements with our licensees when product is shipped to them at an agreed upon price. Royalties are generally earned on our licensees’ net sales of products that incorporate our technologies and are recognized in the period the products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2017, 2016 and 2015:

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017–2016	2016–2015
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$214.9	$184.2	$149.7	$30.7	$34.5
AMPYRA/FAMPYRA	117.0	114.2	104.7	2.8	9.5
RISPERDAL CONSTA	84.9	87.2	100.7	(2.3)	(13.5)
BYDUREON	45.7	45.6	46.1	0.1	(0.5)
Other	42.8	56.0	74.1	(13.2)	(18.1)
Manufacturing and royalty revenues	$505.3	$487.2	$475.3	$18.1	$11.9

Under our INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA agreement with Janssen, we earn royalties on end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of 5% up to the first $250 million in calendar‑year sales, 7% on calendar‑year sales of between $250 million and $500 million, and 9% on calendar-year sales exceeding $500 million. The royalty rate resets at the beginning of each calendar‑year to 5%. Under our RISPERDAL CONSTA supply and license agreements with Janssen, we earn manufacturing revenues of 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA and royalty revenues of 2.5% of end‑market net sales.

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in each period was due to an increase in Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $2.6 billion, $2.2 billion and $1.8 billion, during the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in RISPERDAL CONSTA revenue in each period was primarily due to a decline in Janssen’s end-market net sales of RISPERDAL CONSTA. Janssen’s end‑market net sales of RISPERDAL CONSTA were $805.0 million, $893.0 million and $970.0 million, during the years ended December 31, 2017, 2016 and 2015, respectively. The decline in Janssen’s end-market net sales led to a decrease in our royalty revenues of 10% in 2017, as compared to 2016 and 8% in 2016, as compared to 2015. The manufacturing revenue we earned on shipments of RISPERDAL CONSTA to Janssen in 2017 was consistent with the amount we earned in 2016. While the number of units shipped to Janssen increased by 6% in 2017, this was offset by a lower average net selling price on the units shipped to Janssen as Janssen receives a lower sales price for units sold outside the U.S. The number of units shipped for resale in the U.S. decreased by 17% and the number of units shipped for resale in the rest of the world increased by 11%. Manufacturing revenues declined by 15% in 2016, as compared to 2015, which was primarily due to a 13% decrease in the number of units shipped to Janssen. RISPERDAL CONSTA is covered by a patent until 2021 in the EU and 2023 in the U.S.

We expect revenues from our long‑acting, atypical antipsychotic franchise to continue to grow as INVEGA SUSTENNA/XEPLION grows and INVEGA TRINZA/TREVICTA is launched around the world. A number of companies, including us, are working to develop products to treat schizophrenia and/or bipolar disorder that may compete with INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA. Increased competition may lead to reduced unit sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, as well as increasing pricing pressure. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expire in 2019 in the U.S. and 2022 in the EU, and, in certain countries, in 2030. The latest of the patents covering INVEGA TRINZA/TREVICTA expired in November 2017 in the U.S. (with regulatory exclusivity in the U.S. until May 2018) and will expire in 2022 in the EU. In addition, the latest of the patents not subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2031 in the U.S.

In January 2018, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of United States Patent No. 9,439,906. For further discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Part I, Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

Under our AMPYRA supply and license agreements with Acorda, we earn manufacturing and royalty revenues when AMPYRA is shipped to Acorda, either by us or a third‑party manufacturer. Under our FAMPYRA supply and license agreements, we earn manufacturing revenue when FAMPYRA is shipped to Biogen, and we earn royalties upon end‑market net sales of FAMPYRA by Biogen.

The increase in AMPYRA/FAMPYRA revenues in 2017, as compared to 2016, was primarily due to a 4% increase in manufacturing revenue, which was due to an 11% increase in the amount of FAMPYRA shipped to Biogen, partially offset by an 8% decrease in the amount of AMPYRA shipped to Acorda. The increase in AMPYRA/FAMPYRA revenues in 2016, as compared to 2015, was due to a 10% increase in manufacturing revenue and an 8% increase in royalty revenue. The increase in manufacturing revenue was primarily due to a 12% increase in product shipped to Acorda and Biogen. The increase in royalty revenue was due to an increase in the end-market net sales of AMPYRA/FAMPYRA as end-market net sales of the products increased by 18% in 2016, as compared to 2015.

On March 31, 2017, the Delaware Court upheld the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA. If the Federal Circuit upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 and the validity of the ‘938 Patent, we can expect competition from generic forms of AMPYRA as early as July 2018 when the ‘938 Patent expires. If the Federal Circuit upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685 and overturns the Delaware Court’s upholding of the validity of the ‘938 Patent, competition from generic forms of AMPYRA may occur before the July 2018 expiry of the ‘938 Patent. We can expect that competition from generic forms of AMPYRA would impact our manufacturing and royalty revenues. We expect our manufacturing and royalty revenues to decline in advance of generic entry in anticipation of reduced demand for AMPYRA.  For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingencies in the “Notes to Condensed Consolidated Statements” and “Part I, Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to the AMPYRA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”.

Included in other manufacturing and royalty revenues in 2015 was $18.8 million of revenue associated with certain products manufactured at our divested manufacturing facility in Gainesville, GA, including RITALIN LA, FOCALIN XR and VERELAN, which were sold in April 2015.

Certain of our manufacturing and royalty revenues are earned in countries outside of the U.S. and are denominated in currencies in which the product is sold. See “Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report for information on currency exchange rate risk related to our revenues.

Product Sales, Net

Our product sales, net consist of sales of VIVITROL and, following its approval by the FDA in October 2015, ARISTADA in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL and ARISTADA in the U.S. during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	% of Sales	2016	% of Sales	2015	% of Sales
Product sales, gross	$657.7	100.0%	$444.6	100.0%	$227.0	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(147.8)	(22.5)%	(94.2)	(21.2)%	(32.2)	(14.2)%
Product discounts	(51.0)	(7.8)%	(35.1)	(7.9)%	(13.2)	(5.8)%
Chargebacks	(47.9)	(7.3)%	(31.5)	(7.1)%	(17.8)	(7.8)%
Co-pay assistance	(9.5)	(1.4)%	(8.5)	(1.9)%	(6.5)	(2.9)%
Other	(38.7)	(5.8)%	(19.2)	(4.3)%	(8.3)	(3.7)%
Total adjustments	(294.9)	(44.8)%	(188.5)	(42.4)%	(78.0)	(34.4)%
Product sales, net	$362.8	55.2%	$256.1	57.6%	$149.0	65.6%

The increase in product sales, gross in 2017, as compared to 2016, was due to a 33% increase in VIVITROL gross sales and a 129% increase in ARISTADA gross sales. The increase in VIVITROL gross sales was due to a 33% increase in the number of units sold as there was no change to the selling price of VIVITROL in 2017. The increase in sales of ARISTADA was primarily due to a 113% increase in the number of units sold and a 5% price increase, which was effective in April 2017. ARISTADA 441 mg, 662 mg and 882 mg launched in the U.S. in October 2015 and ARISTADA 1064 mg, our two-month dosing option, was approved by the FDA and launched in June 2017.

The increase in product sales, gross in 2016, as compared to 2015, was due to a 66% increase in the number of VIVITROL units sold and a 3% increase in the selling price of VIVITROL, as well as having a full year of ARISTADA sales as compared to a partial year in 2015.

The increases in Medicaid rebates as a percentage of sales in 2017, as compared to 2016, and in 2016, as compared to 2015, were primarily due to increases in the amount of VIVITROL sold under the Medicaid Drug Rebate Program.

Our product sales, net for VIVITROL were $269.3 million, $209.0 million and $144.4 million in 2017, 2016 and 2015, respectively. Our product sales, net for ARISTADA were $93.5 million, $47.1 million and $4.6 million in 2017,

2016 and 2015, respectively. We expect our product sales, net will continue to grow as VIVITROL continues to penetrate the opioid dependence market in the U.S., and as ARISTADA sales continue to increase.

A number of companies, including us, are working to develop products to treat addiction, including alcohol and opioid dependence that may compete with, and negatively impact, future sales of VIVITROL. Increased competition and increased pricing pressure may lead to reduced unit sales of VIVITROL. VIVITROL is covered by a patent that will expire in the U.S. in 2029 and in Europe in 2021; and, as such, we do not anticipate any generic versions of this product in the near term. A number of companies, including us, currently market and/or are working to develop products to treat schizophrenia that may compete with and negatively impact future sales of ARISTADA. Increased competition and increased pricing pressure may lead to reduced unit sales of ARISTADA. ARISTADA is covered by a patent that will expire in the U.S. in 2035; and, as such, we do not anticipate any generic versions of this product in the near term.

License Revenue

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
License revenue	$28.0	$—	$—	$28.0	$—

The increase in license revenue in 2017, as compared to 2016, was due to revenue earned under our license and collaboration agreement with Biogen for BIIB098, as discussed in further detail within the Critical Accounting Estimates section below.

Research and Development Revenue

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
Research and development revenue	$7.2	$2.3	$4.0	$4.9	$(1.7)

The increase in R&D revenue in 2017, as compared to 2016, was primarily due to revenue earned under our license and collaboration agreement with Biogen for BIIB098, as discussed in further detail within the Critical Accounting Estimates section below.

Costs and Expenses

Cost of Goods Manufactured and Sold

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
Cost of goods manufactured and sold	$154.7	$132.1	$139.0	$(22.6)	$6.9

The increase in cost of goods manufactured and sold in 2017, as compared to 2016, was primarily due to the increase in cost of goods sold related to VIVITROL and ARISTADA and the increase in cost of goods manufactured related to RISPERDAL CONSTA. Cost of goods sold for VIVITROL and ARISTADA increased by $9.5 million and $5.2 million, respectively, driven by increases in sales, and cost of goods manufactured for RISPERDAL CONSTA increased by $3.7 million, driven by increases in the number of units shipped to Janssen, as previously discussed.

The decrease in cost of goods manufactured and sold in 2016, as compared to 2015, was primarily due to the Company’s entry on March 7, 2015 into a definitive agreement with Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC to sell the Company’s Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (the “Gainesville Transaction”). During the year ended December 31, 2015, the Gainesville facility had cost of goods manufactured of $10.2 million. In addition, cost of goods manufactured at our Athlone facility decreased by $8.2 million, which was primarily due to a reduction in manufacturing activity due to the restructuring program initiated in April 2013. These decreases were partially offset by an $11.4 million increase in cost of goods manufactured and sold related to products produced at our Wilmington, Ohio manufacturing facility, which was primarily due to the increase in VIVITROL sales and a full year of ARISTADA sales compared to a partial year in 2015.

Research and Development Expenses

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include clinical and non‑clinical activities performed by CROs, consulting fees, laboratory services, purchases of drug product materials and third‑party manufacturing development costs. Internal R&D expenses include employee‑related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, internal R&D expenses are not tracked by individual program as they benefit multiple programs or our technologies in general.

The following table sets forth our external R&D expenses for the years ended December 31, 2017, 2016 and 2015 relating to our individual Key Development Programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
External R&D Expenses:
Key development programs:
ALKS 3831	$91.9	$71.0	$26.1	$(20.9)	$(44.9)
BIIB098	47.4	26.9	17.9	(20.5)	(9.0)
ALKS 5461	42.2	46.2	108.4	4.0	62.2
ARISTADA and ARISTADA line extensions	13.7	36.3	38.1	22.6	1.8
ALKS 6428	10.6	16.3	7.0	5.7	(9.3)
ALKS 4230	7.0	4.8	4.6	(2.2)	(0.2)
Other external R&D expenses	27.8	42.4	14.9	14.6	(27.5)
Total external R&D expenses	240.6	243.9	217.0	3.3	(26.9)
Internal R&D expenses:
Employee-related	132.2	110.1	97.5	(22.1)	(12.6)
Occupancy	9.6	9.0	8.1	(0.6)	(0.9)
Depreciation	10.5	7.9	6.2	(2.6)	(1.7)
Other	20.0	16.2	15.6	(3.8)	(0.6)
Total internal R&D expenses	172.3	143.2	127.4	(29.1)	(15.8)
Research and development expenses	$412.9	$387.1	$344.4	$(25.8)	$(42.7)

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

The increase in expenses related to ALKS 3831 in 2017, as compared to 2016, was primarily due to the timing of activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively and activity for a supportive study in the ENLIGHTEN clinical development program for ALKS 3831, which was initiated in June 2017. The increase in expenses related to BIIB098 in 2017, as compared to 2016, was primarily due to further progression of the two-year, multicenter, open-label phase 3 study designed to assess the safety of BIIB098, which was initiated in December 2015 and is actively enrolling. We also initiated a phase 3 gastrointestinal tolerability study for BIIB098 in March 2017. The decrease in expenses related to ALKS 5461 in 2017, as compared to 2016, was primarily due to the completion of the three core phase 3 studies related to the program. We announced topline results of the FORWARD-3 and FORWARD-4 studies in January 2016 and topline results from FORWARD-5 were announced in October 2016. In January 2018, we completed our submission of an NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of MDD. The decrease in expenses related to ARISTADA and ARISTADA line extensions in 2017, as compared to 2016, was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia. ARISTADA 1064 mg, our two-month dosing option, was approved by the FDA in June 2017 and we submitted an NDA to the FDA for ALNCD    in October 2017, which was accepted by the FDA in November 2017. The decrease in expenses related to ALKS 6428 in 2017, as compared to 2016, was primarily due to the completion of a phase 3 clinical study initiated in September 2015 evaluating the safety, tolerability and efficacy of ALKS 6428 in patients with opioid dependence. Topline results were announced in February 2017. The increase in expenses related to ALKS 4230 in 2017, as compared to 2016, was primarily related to the timing of the phase 1 study which was initiated in May 2016. Initial data from the first stage of the phase 1 study is expected in 2018.

The increase in expenses related to ALKS 3831 in 2016, as compared to 2015, was primarily due to the timing of the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials. The decrease in expenses related to ARISTADA and ARISTADA line extensions in 2016, as compared to 2015, was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia. ARISTADA was approved by the FDA in October 2015. Also, in December 2014, we initiated a phase 1 clinical study of extended dosing intervals of ARISTADA in patients with schizophrenia. The increase in expenses related to ALKS 6428 was primarily due to the initiation of the phase 3 study evaluating the safety, tolerability and efficacy of ALKS 6428 in patients with opioid dependence in September 2015. The increase in expenses related to BIIB098 in 2016, as compared to 2015, was primarily due to the timing of study activity. We initiated the two-year, multicenter, open-label phase 3 study designed to assess the safety of BIIB098 in December 2015, following the completion of a phase 1 study of BIIB098 initiated in 2014.

The decrease in other external R&D expenses in 2017, as compared to 2016, and the increase in 2016, as compared to 2015, were primarily due to a $10.0 million non-refundable, upfront payment we paid as partial consideration of a grant to us of rights and licenses pursuant to a collaboration and license option agreement with Reset Therapeutics, Inc. The remainder of the changes are due to activity related to our early-stage, pre-clinical development activity.

For additional detail on the status of our key development programs, refer to “Key Development Programs” within “Part I, Item 1—Business” in this Annual Report.

The increase in employee-related expenses in both periods presented was primarily due to an increase in headcount. Our R&D-related headcount increased by 9% in 2017, as compared to 2016, and 20% in 2016, as compared to 2015.

Selling, General and Administrative Expenses

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
Selling, general and administrative expense	$421.6	$374.1	$311.6	$(47.5)	$(62.5)

The increase in selling, general and administrative (“SG&A”) expense in both periods presented was primarily due to increases in marketing and professional services fees and employee-related expenses. Marketing and professional services fees increased by $31.1 million and $27.1 million, respectively, and were primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase in patient access support services, such as reimbursement and transition assistance, for both of these products. Employee-related expenses increased by $13.4 million and $28.9 million, respectively, and were primarily due to an increase in our SG&A-related headcount of 17% in 2017 and 15% in 2016.

Amortization of Acquired Intangible Assets

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
Amortization of acquired intangible assets	$62.1	$61.0	$57.7	$(1.1)	$(3.3)

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2017 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively.

Other Income (Expense), Net

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
Interest income	$4.6	$3.8	$3.3	$0.8	$0.5
Interest expense	(12.0)	(14.9)	(13.2)	2.9	(1.7)
Change in the fair value of contingent consideration	21.6	7.9	(2.3)	13.7	10.2
Gain on Gainesville Transaction	—	—	9.6	—	(9.6)
Gain on sale of property, plant and equipment	—	—	2.9	—	(2.9)
Other (expense) income, net	(9.6)	(2.5)	—	(7.1)	(2.5)
Total other income (expense), net	$4.6	$(5.7)	$0.3	$10.3	$(6.0)

The decrease in interest expense in 2017, as compared to 2016 and the increase in interest expense in 2016, as compared to 2015, was due to the amendment of Term Loan B-1 in October 2016, pursuant to which, among other things, the due date of Term Loan B-1 was extended from September 25, 2019 to September 25, 2021 (the “Refinancing”). The interest rate under Term Loan B-1 was unchanged and remains at LIBOR plus 2.75% with a LIBOR floor of 0.75%. We incurred a charge of $2.1 million in connection with the Refinancing, which is included in interest expense.

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

During the years ended December 31, 2017, 2016 and 2015, we determined that the fair value of the contingent consideration increased by $21.6 million, $7.9 million and decreased by $2.3 million, respectively. The increases in 2017, as compared to 2016, and in 2016, as compared to 2015, were primarily due to the change in the structure of the development milestones, which is discussed in greater detail in Critical Accounting Estimates, Contingent Consideration, later in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and a shorter time to payment and improved probability of success on the milestones and royalties included in the contingent consideration.

The increase in other (expense) income, net, in 2017, as compared to 2016, was primarily due to an impairment charge related to our investment in Reset, which was accounted for under the equity method. In September 2017, we recorded an other-than-temporary impairment charge of $10.5 million, which represented our remaining investment in Reset, as we believe that Reset is unable to generate future earnings that justify the carrying amount of the investment.

Provision (Benefit) for Income Taxes

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2017	2016	2015	2017 - 2016	2016 - 2015
Income tax provision (benefit)	$14.7	$(5.9)	$3.2	$(20.6)	$9.1

The income tax provisions in 2017 and 2015 and the income tax benefit in 2016 were primarily due to U.S. federal and state taxes. The unfavorable change in income taxes in 2017, as compared to 2016, was primarily due to the enactment of the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) and an increase in income earned in the U.S., partially offset by the recognition of excess tax benefits related to share-based compensation. The favorable change in income taxes in 2016, as compared to 2015, was primarily due to a reduction in income earned in the U.S.

No provision for income tax has been provided on undistributed earnings of our foreign subsidiaries because such earnings may be repatriated to Ireland without incurring any tax liability. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $160.3 million at December 31, 2017.

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

Tax Reform was enacted in December 2017. We are primarily subject to the business-related provisions outlined in Subtitle C to the Act, as well as the international tax provisions for inbound transactions outlined in Subtitle D, Part II, to the Act. We recorded a $21.5 million discrete tax expense in the quarter ended December 31, 2017 to account for the reduction in the U.S. federal tax rate from 35% to 21%. The Act also removes the exception for performance-based compensation in §162(m) of the Internal Revenue Code (“the Code”) on a prospective basis. Performance-based compensation provided pursuant to a written binding agreement entered into prior to November 2, 2017 will continue to be deductible provided no significant modification is made to the agreement on or after that date. Following our preliminary assessment, we believe that performance-based compensation, provided prior to November 2, 2017, was provided pursuant to written binding agreements and will be deductible. As of December 31, 2017, we have a deferred tax asset of $13.3 million for this item, which is recorded as a provisional amount. If our position is not sustained, then we would record a deferred tax expense for part or all of this amount. The accounting for this item is incomplete and may change as our interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment of the Act.

 The benefits from a reduced U.S. federal tax rate are expected to be offset, in part, by unfavorable adjustments to certain permanent differences such as non-deductible executive compensation under §162(m) of the Code and non-deductible meals and entertainment. The impact of the international provisions for inbound transactions are not expected to be material to our effective tax rate as we do not expect additional tax expense resulting from the Base Erosion and Anti-Abuse Tax (“BEAT”), which is based on payments made to non-U.S. affiliates. In addition, the new limitations on interest deductibility are unlikely to materially impact us on the basis of our current financing arrangements. We expect a modest positive improvement to our effective tax rate as a result of the Act. We continue to expect our effective tax rate to fluctuate in the near-term due to the distribution of our profit and losses between the jurisdictions in which we operate. Under the Act, the repeal of the alternative minimum tax and the immediate expensing of certain capital investments will provide near-term cash flow benefits, however, the required capitalization of §174 R&D expenses beginning in 2022 will have an unfavorable cash flow impact. Our position with respect to the valuation allowance held against our deferred tax assets and undistributed foreign earnings does not change as a result of the Act. We will continue to evaluate the future impact of the Act and will update our disclosures as additional information and interpretive guidance becomes available and management’s analysis evolves.

At December 31, 2017, we maintained a valuation allowance of $9.4 million against certain U.S. state deferred tax assets and $163.4 million against certain Irish deferred tax assets as we determined that it is more‑likely‑than‑not that these net deferred tax assets will not be realized. If we demonstrate consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole.

As of December 31, 2017, we had $1.2 billion of Irish NOL carryforwards, $5.9 million of U.S. state NOL carryforwards, $57.5 million of federal R&D credits, $10.0 million of alternative minimum tax credits and $11.9 million of U.S. state tax credits which either expire on various dates through 2037 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and U.S. taxable income and tax and, in the case of the alternative minimum tax credits, may be refundable. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of our ordinary shares.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2017			December 31, 2016
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$114.7	76.6	$191.3	$81.2	105.2	$186.4
Investments—short-term	127.5	114.7	242.2	184.4	126.5	310.9
Investments—long-term	108.9	48.3	157.2	60.1	61.8	121.9
Total cash and investments	$351.1	$239.6	$590.7	$325.7	$293.5	$619.2
Outstanding borrowings—short and long-term	$281.4	$—	$281.4	$283.7	$—	$283.7

At December 31, 2017, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$242.7	$—	$(0.5)	$242.2
Investments—long-term available-for-sale	154.3	—	(0.8)	153.5
Investments—long-term held-to-maturity	3.5	0.2	—	3.7
Total	$400.5	$0.2	$(1.3)	$399.4

Sources and Uses of Cash

We generated $19.2 million and used $63.8 million and $40.4 million of cash from operating activities during the years ended December 31, 2017, 2016 and 2015, respectively. We expect that our existing cash and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, Term Loan B-1 has an incremental facility capacity in an amount of $140.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well‑diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. Our available‑for‑sale investments consist primarily of short‑ and long‑term U.S. government and agency debt securities and corporate debt securities. We classify available‑for‑sale investments in an unrealized loss position, which do not mature within 12 months, as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At December 31, 2017, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash and cash equivalents, beginning of period	$186.4	$181.1	$224.1
Cash provided by (used in) operating activities	19.2	(63.8)	(40.4)
Cash (used in) provided by investing activities	(18.4)	127.2	(43.5)
Cash provided by (used in) financing activities	4.1	(58.1)	40.9
Cash and cash equivalents, end of period	$191.3	$186.4	$181.1

Operating Activities

The increase in cash provided by operating activities in 2017, as compared to 2016, was primarily due to a 21% increase in the amount of cash collected from our customers and a 46% decrease in the amount of taxes paid during the year, partially offset by a 17% increase in the amount of cash paid to our employees and a 6% increase in the amount of cash paid to our suppliers. The increase in the amount of cash we collected from our customers is primarily due to the increase in revenues in 2017, as compared to 2016. The increase in the amount of cash paid to our employees is primarily due to the increase in our headcount and the increase in the amount of cash paid to our suppliers is due to the increase in R&D and commercial activity, as previously discussed.

The increase in cash used in operating activities in 2016, as compared to 2015, was primarily due to a 26% increase in the amount of cash paid to our employees and a 21% increase in the amount of cash paid to our suppliers, partially offset by a 16% increase in the amount of cash we collected from our customers. The increase in the amount of cash paid to our employees is primarily due to the increase in our headcount and the increase in the amount of cash paid to our suppliers is due to the increase in R&D and commercial activity, as previously discussed.

Investing Activities

The increase in cash used in investing activities in 2017, as compared to 2016, was primarily due to a 15% increase in property, plant and equipment additions and a 2% decrease in net sales of investments. This was partially offset by a $15.0 million investment in Reset Therapeutics, Inc., that we made in 2016. The increase in capital spending was primarily due to the timing of our capital projects, primarily the construction of facilities and equipment at our Wilmington, Ohio location for the manufacture of products currently in development and existing proprietary products. Amounts included as construction in progress at December 31, 2017 primarily include capital expenditures at our manufacturing facility in Wilmington, Ohio. We expect to spend approximately $85.0 million during the year ended December 31, 2018 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for our products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long‑lived assets to be held and used may not be recoverable.

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

Financing Activities

The increase in cash provided by financing activities in 2017, as compared to 2016, was primarily due to a $60.9 million principal payment for a term loan which matured in September 2016, which had an original principal balance of $75.0 million, bore interest at LIBOR plus 2.75%, with no LIBOR floor. In 2017, our financing activities consisted of $7.1 million in cash received from our employees related to stock option exercises and $3.0 million in principal payments we made under Term Loan B-1.

The increase in cash used in financing activities in 2016, as compared to 2015, was primarily due to the $60.9 million principal payment, as previously mentioned. In addition, there was a $12.2 million decrease in cash received from employee stock option exercises.

Borrowings

At December 31, 2017, our borrowings consisted of $284.3 million outstanding under Term Loan B-1. Please refer to Note 9, Long‑Term Debt, in the accompanying “Notes to Consolidated Financial Statements” for a discussion of our outstanding term loans.

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at December 31, 2017:

		Less Than	One to	Three to	More than
		One Year	Three Years	Five Years	Five Years
Contractual Obligations (In thousands)	Total	(2018)	(2019 - 2020)	(2021 - 2022)	(After 2022)
Term Loan B-1—Principal	$284,250	$3,000	$6,000	$275,250	$—
Term Loan B-1—Interest	46,454	12,571	24,742	9,141	—
Operating lease obligations	31,928	9,174	15,496	3,643	3,615
Purchase obligations	473,868	473,868	—	—	—
Total contractual cash obligations	$836,500	$498,613	$46,238	$288,034	$3,615

As interest on Term Loan B‑1 is based on a one, three or six month LIBOR rate of our choosing, we are using the three-month LIBOR rate, which was 1.69% at December 31, 2017 as this exceeds the LIBOR rate floor under the terms of Term Loan B‑1 and is the frequency in which we make interest payments. This table excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities.

At December 31, 2017, we had $5.5 million of net liabilities associated with uncertain tax positions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Off‑Balance Sheet Arrangements

At December 31, 2017, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements.” We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain.

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

The sales price for certain of our manufacturing revenues is based on the end‑market sales price earned by our licensees. As the end‑market sale occurs after we have shipped our product and the risk of loss has passed to our licensees, we estimate the sales price for our products based on information supplied to us by our licensees, our historical transaction experience and other third‑party data. Differences between the actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally within the quarter. The difference between our actual and estimated manufacturing revenues has not been material.

Royalty revenues are related to the sale by our licensees of products that incorporate our technologies. Royalties, with the exception of AMPYRA, are earned under the terms of license agreements in the period the products are sold by our licensees, and the royalty earned can be reliably measured and collectability is reasonably assured. Sales information is provided to us by our licensees and may require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the quarter. The difference between our actual and estimated royalty revenues has not been material. Royalties on AMPYRA are earned in the period that product is shipped to Acorda. We also earn royalties on shipments to Acorda of AMPYRA manufactured by third‑party manufacturers.

Product Sales, Net

We recognize revenue from product sales of VIVITROL and ARISTADA when persuasive evidence of an arrangement exists, and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We sell VIVITROL and ARISTADA to pharmaceutical wholesalers, specialty distributors, pharmacies and treatment providers.

Product sales are recorded net of sales reserves and allowances. Sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies and other groups seeking discounts. We and other biopharmaceutical companies selling products in the U.S. market are required to provide statutorily defined rebates and discounts to various U.S. government and state agencies in order to participate in the Medicaid program and other government‑funded programs. The sensitivity of our estimates can vary by program and type of customer. Estimates associated with Medicaid and other U.S. government allowances may become subject to adjustment in a subsequent period. We record product sales net of the following significant categories of product sales allowances:

●Medicaid Rebates—we record accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our AMPs. We estimate expected unit sales and rebates per unit under the Medicaid program and adjust our rebate estimates based on actual unit sales and rebates per unit. To date, actual Medicaid rebates have not differed materially from our estimates;

●Chargebacks—chargebacks are discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase the product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to us the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and our estimates of future participation in these programs. To date, actual chargebacks have not differed materially from our estimates;

●Product Discounts—cash consideration, including sales incentives, given by us under agreements with a number of wholesaler, distributor, pharmacy and treatment provider customers that provide them with a discount on the purchase price of products. To date, actual product discounts have not differed materially from our estimates;

●Co‑pay Assistance— we have a program whereby a patient can receive monetary assistance each month toward their product co-payment, co-insurance or deductible, provided the patient meets certain eligibility criteria. Reserves for such co-pay assistance are recorded upon the product sale. To date, actual co-pay assistance has not differed materially from our estimates; and

●Product Returns—we record an estimate for product returns at the time our customer takes title to our product. We estimate the liability based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Once product is returned, it is destroyed. At December 31, 2017, our product return reserve was estimated to be approximately 1.5%  of each of our VIVITROL and ARISTADA gross product sales.

Our provisions for sales and allowances reduced gross product sales as follows:

	Medicaid		Product	Co-Pay	Product
(In millions)	Rebates	Chargebacks	Discounts	Assistance	Returns	Other	Total
Balance, December 31, 2015	$17.2	$0.6	$2.9	$(0.2)	$6.7	$3.4	$30.6
Provision:
Current year	92.1	31.5	35.3	9.2	7.1	12.1	187.3
Prior year	2.1	—	(0.2)	(0.7)	—	—	1.2
Total	94.2	31.5	35.1	8.5	7.1	12.1	188.5
Actual:
Current year	(48.7)	(30.6)	(30.6)	(8.9)	(1.0)	(10.8)	(130.6)
Prior year	(18.9)	(0.4)	(1.8)	—	0.7	(0.9)	(21.3)
Total	(67.6)	(31.0)	(32.4)	(8.9)	(0.3)	(11.7)	(151.9)
Balance, December 31, 2016	$43.8	$1.1	$5.6	$(0.6)	$13.5	$3.8	$67.2
Provision:
Current year	153.5	47.9	51.2	9.9	7.5	31.9	301.9
Prior year	(5.7)	—	(0.2)	(0.4)	(0.8)	0.1	(7.0)
Total	147.8	47.9	51.0	9.5	6.7	32.0	294.9
Actual:
Current year	(66.0)	(46.3)	(42.0)	(9.3)	(0.1)	(24.1)	(187.8)
Prior year	(35.7)	(0.8)	(6.0)	0.3	(1.3)	(3.1)	(46.6)
Total	(101.7)	(47.1)	(48.0)	(9.0)	(1.4)	(27.2)	(234.4)
Balance, December 31, 2017	$89.9	$1.9	$8.6	$(0.1)	$18.8	$8.6	$127.7

Multiple Element Arrangements

When entering into multiple element arrangements, we identify our deliverables under the arrangement to determine if the deliverables are to be separate units of accounting or a single unit of accounting. Deliverables under the arrangement will be separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Arrangement consideration is allocated to the separate units of accounting based on the fair value of each deliverable. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence of the fair value is not available.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort required to complete our performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a “best-efforts” basis.

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

Many of our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront payments and research funding, in our revenue model. Milestones that involve substantial effort on our part and the achievement of which are not considered probable at the inception of the collaboration are considered “substantive milestones.”

We account for substantive milestones using the milestone method of revenue recognition for R&D arrangements. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either an entity's performance or on the occurrence of a specific outcome resulting from the entity's performance; (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone, or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

In November 2017, we granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into this agreement in November 2017, we received an up-front cash payment of $28.0 million. We are also eligible to receive additional payments upon achievement of milestones, as follows: (i) a $50.0 million option payment upon Biogen’s decision to continue the collaboration after having reviewed certain data from our long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and TECFIDERA and (ii) a $150.0 million payment upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. We are also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, we will receive a royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098, and worldwide net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement. Biogen paid a portion of the BIIB098 development costs we incurred in 2017 and, beginning on January 1, 2018, Biogen will be responsible for all BIIB098 development costs we incur, subject to annual budget limitations. We have retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

We evaluated the agreement under ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”). We determined that we had four initial performance obligations: (i) the grant of the license to Biogen, (ii) future development services, (iii) assuming we enter into a supply agreement with Biogen, clinical supply and (iv) participation on a joint steering committee with Biogen. The participation on the joint service committee was considered to be perfunctory and thus not recognized as a separate unit of accounting. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate units of accounting as they each have value to Biogen on a stand-alone basis.

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Therefore, we will exclude from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments actually occur.

We allocated consideration to each unit of accounting using the relative selling price method based on our best estimate of selling price for the license and other deliverables. We used a discounted cash flow model to estimate the fair value of the license in order to determine the best estimate of selling price. To estimate the fair value of the license, we assessed the likelihood of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and the intellectual property (“IP”) protecting BIIB098. We then discounted these cash flows using a discount rate of 8.0%, which we believe captures a market participant’s view of the risk associated with the expected cash flows. The best estimate of selling price of the development services and clinical supply were determined through third-party evidence. We believe that a change in the assumptions used to determine the best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

At the date the license was delivered to Biogen, the revenue recognized for the license unit of accounting was limited to the lesser of the amount otherwise allocable using the relative selling price method or the non-contingent amount. During the three months ended December 31, 2017, we recognized license revenue of $28.0 million based on the non-contingent amount, which was the upfront payment. Any consideration received subsequent to the delivery of the license will be allocated to the remaining units of accounting and recognized when the general revenue recognition criteria are met.

We determined that the future milestones we are entitled to receive are substantive milestones. We are entitled to receive an option payment of $50.0 million upon Biogen’s decision to continue the collaboration after having reviewed certain data from our long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and TECFIDERA and a $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into.

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

Share‑Based Compensation

Our share‑based compensation plans provide for compensation in the form of incentive stock options, non‑qualified stock options and restricted stock units. See Note 2, Summary of Significant Accounting Policies, and Note 13, Share‑Based Compensation, in our “Notes to Consolidated Financial Statements” for a complete discussion of our share‑based compensation plans.

The fair value of restricted stock units is equal to the closing price of our shares on the date of grant. The fair value of stock option awards is determined through the use of a Black‑Scholes option‑pricing model. The Black‑Scholes model requires us to estimate certain subjective assumptions. These assumptions include the expected option term, which takes into account both the contractual term of the option and the effect of our employees’ and non-employee directors’ expected exercise and post‑vesting termination behavior, expected volatility of our ordinary shares over the option’s expected term, which is developed using both the historical volatility of our ordinary shares and implied volatility from our publicly traded options, the risk‑free interest rate over the option’s expected term and an expected annual dividend yield. Due to the differing exercise and post‑vesting termination behaviors of our employees and non‑employee directors, we establish separate Black‑Scholes input assumptions for three distinct employee populations: our senior management; our non‑employee directors; and all other employees. For the years ended December 31, 2017, 2016 and 2015, the ranges in weighted‑average assumptions were as follows:

Year Ended December 31,
	2017	2016	2015
Expected option term	5 - 8 years	5 - 7 years	5 - 7 years
Expected stock volatility	43% - 47%	39% - 53%	38% - 46%
Risk-free interest rate	1.69% - 2.38%	0.95% - 2.14%	1.29% - 2.02%
Expected annual dividend yield	—	—	—

In addition to the above, we apply judgment in developing estimates of award forfeitures. For the year ended December 31, 2017, we used an estimated forfeiture rate of zero for our non‑employee directors, 2.25% for members of senior management and 6.0% for all other employees.

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

In order to determine the pattern in which the economic benefits of our intangible assets are consumed, we estimated the future revenues to be earned under our collaboration agreements and our NanoCrystal and OCR technology‑based intangible assets from the date of acquisition to the end of their respective useful lives. The factors used to estimate such future revenues included: (i) our and our licensees’ projected future sales of the existing commercial products based on these intangible assets; (ii) our projected future sales of new products based on these intangible assets which we anticipate will be launched commercially; (iii) the patent lives of the technologies underlying such existing and new products; and (iv) our expectations regarding the entry of generic and/or other competing products into the markets for such existing and new products. These factors involve known and unknown risks and uncertainties, many of which are beyond our control and could cause the actual economic benefits of these intangible assets to be materially different from our estimates.

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2017, is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2017, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

We have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If we elect this option and determine, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors, such as microeconomic conditions, changes in the industry and the markets in which we operate as well as historical and expected future financial performance. Alternatively, we may elect to not first assess qualitative factors and instead immediately perform the quantitative impairment test.

 In 2017, we elected to early adopt guidance issued by the FASB in January 2017 that simplifies the test for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

On October 31, 2017, we elected to first assess qualitative factors to determine whether it was necessary to perform the quantitative impairment test. Based on the weight of all available evidence, we determined that the fair value of the reporting unit more-likely-than-not exceeds its carrying value.

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

At December 31, 2017, our contingent consideration relates to consideration received as part of the Gainesville Transaction. We are eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of our intellectual property to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (together, the “Meloxicam Product(s)”) and up to $125.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

In accordance with the accounting standard for fair value measurements, our contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration was determined as follows:

●We are entitled to receive $45.0 million upon regulatory approval of an NDA for the first Meloxicam Product. The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. We expect the regulatory milestone event to occur in the second quarter of 2018 and used a discount rate of 3.0%;

●We are entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, we assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales given approval and IP protection. We then discounted these expected payments using a discount rate of 15.0%, which we believe captures a market participant’s view of the risk associated with the expected payments; and

●We are entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Product. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, we used a risk-adjusted expected growth rate based on our assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which ranged from 3.5% to 5.4%.

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

We utilize a rolling three years of actual and current year anticipated results as the primary measures of cumulative losses in recent years.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. For information related to risks surrounding our deferred tax assets, see “Item 1A—Risk Factors” and specifically the section entitled “—Our deferred tax assets may not be realized.”

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

We do not believe that inflation and changing prices have had a material impact on our results of operations, and as approximately 50% of our investments at December 31, 2017 are in debt securities issued by the U.S. government or its agencies, our exposure to liquidity and credit risk is not believed to be significant.

At December 31, 2017, our borrowings consisted of $284.3 million outstanding under our Term Loan B-1. Term Loan B‑1 bears interest at a LIBOR rate of our choosing (one, three or six months), plus 2.75% with a LIBOR floor of 0.75%. We are using the three-month LIBOR rate, which was 1.69% at December 31, 2017. A 10% increase in the three‑month LIBOR rate would have increased the amount of interest we owe under this agreement during the year ended December 31, 2017 by approximately $0.4 million.

Currency Exchange Rate Risk

Manufacturing and royalty revenues we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the Euro. The manufacturing and royalty payments on these non‑U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non‑U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non‑U.S. currencies. For example, if the USD weakens against a non‑U.S. currency, then our revenues will increase given a constant amount of sales in such non‑U.S. currency. For the year ended December 31, 2017, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $26.8 million.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. The impact of changes in the exchange ratio of the USD and the Euro on our USD denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the Euro on operating expenses and payables incurred at our Irish operations that are settled in Euro. For the year ended December 31, 2017, an average 10% weakening in the USD relative to the Euro would have resulted in an increase to our expenses denominated in Euro of approximately $6.9 million.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Year Ended December 31, 2017
REVENUES:
Manufacturing and royalty revenues	$114,679	$129,252	$122,677	$138,700	$505,308
Product sales, net	76,456	88,756	93,681	103,941	362,834
License revenues	—	—	—	28,000	28,000
Research and development revenue	643	833	1,027	4,729	7,232
Total revenues	191,778	218,841	217,385	275,370	903,374
EXPENSES:
Cost of goods manufactured and sold	40,412	39,775	36,054	38,507	154,748
Research and development	104,835	99,153	104,411	104,490	412,889
Selling, general and administrative	102,099	108,950	99,633	110,896	421,578
Amortization of acquired intangible assets	15,302	15,472	15,643	15,642	62,059
Total expenses	262,648	263,350	255,741	269,535	1,051,274
OPERATING (LOSS) INCOME	(70,870)	(44,509)	(38,356)	5,835	(147,900)
OTHER INCOME (EXPENSE), NET	(1,720)	(1,171)	2,566	4,951	4,626
(LOSS) EARNINGS BEFORE INCOME TAXES	(72,590)	(45,680)	(35,790)	10,786	(143,274)
INCOME TAX PROVISION (BENEFIT)	(3,709)	(2,681)	486	20,575	14,671
NET LOSS	$(68,881)	$(42,999)	$(36,276)	$(9,789)	$(157,945)
LOSS PER SHARE—BASIC AND DILUTED	$(0.45)	$(0.28)	$(0.24)	$(0.06)	$(1.03)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year Ended December 31, 2016
REVENUES:
Manufacturing and royalty revenues	$106,159	$137,034	$110,250	$133,804	$487,247
Product sales, net	49,374	57,519	69,802	79,451	256,146
Research and development revenue	1,241	612	189	259	2,301
Total revenues	156,774	195,165	180,241	213,514	745,694
EXPENSES:
Cost of goods manufactured and sold	27,711	33,998	35,456	34,957	132,122
Research and development	101,072	97,006	99,444	89,626	387,148
Selling, general and administrative	89,719	96,121	91,145	97,145	374,130
Amortization of acquired intangible assets	15,156	15,157	15,323	15,323	60,959
Total expenses	233,658	242,282	241,368	237,051	954,359
OPERATING LOSS	(76,884)	(47,117)	(61,127)	(23,537)	(208,665)
OTHER EXPENSE, NET	(135)	(596)	(4,215)	(776)	(5,722)
LOSS BEFORE INCOME TAXES	(77,019)	(47,713)	(65,342)	(24,313)	(214,387)
INCOME TAX (BENEFIT) PROVISION	404	(520)	(2,655)	(3,172)	(5,943)
NET LOSS	$(77,423)	$(47,193)	$(62,687)	$(21,141)	$(208,444)
LOSS PER SHARE—BASIC AND DILUTED	$(0.51)	$(0.31)	$(0.41)	$(0.14)	$(1.38)

All financial statements required to be filed hereunder, other than the quarterly financial data required by Item 302 of Regulation S‑K summarized above,  are filed as exhibits hereto, are listed under Item 15(a) (1) and (2), and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, on page F-1.

Item 9B.  Other Information

Our policy governing transactions in its securities by our directors, officers and employees permits our officers, directors and employees to enter into trading plans in accordance with Rule 10b5‑1 under the Exchange Act. During the quarter ended December 31, 2017, Mr. Iain M. Brown, an executive officer of ours and Mr. Paul J. Mitchell, a director of ours, entered into trading plans in accordance with Rule 10b5‑1, and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2018 Annual General Meeting of Shareholders.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2018 Annual General Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2018 Annual General Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2018 Annual General Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2018 Annual General Meeting of Shareholders.

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

(3)	The exhibits listed in the below Exhibit Index are filed or furnished as part of this Annual Report or are incorporated into this Annual Report by reference.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
2.1 *	Purchase and Sale Agreement, dated March 7, 2015, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Eagle Holdings USA, Inc., Recro Pharma, Inc., and Recro Pharma LLC.	Exhibit 2.1 of the Alkermes plc Current Report on Form 8-K/A (File No. 001-35299)	April 16, 2015
2.1.1

First Amendment to Purchase and Sale Agreement, dated December 8, 2016 by and among Alkermes Pharma Ireland Limited, Daravita Limited, Eagle Holdings USA, Inc., Recro Pharma, Inc., and Recro Gainesville LLC.

		Exhibit 2.1.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 17, 2017
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 26, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1	Lease Agreement between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease Agreement between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease Agreement between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 of the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014
10.1.3	Third Amendment to Lease Agreement between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 of the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease Agreement between Alkermes, Inc. and Gl TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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
10.4.3

Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among  JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II (assigned to Alkermes, Inc. in July 2006).

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
10.7.2

Amendment No. 1 Agreement, dated June 30, 2009, to the Amended and Restated License Agreement dated September 26, 2003 and the Supply Agreement dated September 26, 2003, and Consent to Sublicense, by and among Elan Pharma International Limited (as successor in interest to Elan Corporation, plc), Acorda Therapeutics, Inc. and Biogen Idec International GmbH.

		Exhibit 10.56 to Acorda Therapeutics, Inc.’s Quarterly Report on Form 10-Q (File No.000-50513; film No. 09999376)	August 10, 2009
10.7.3

Amendment No. 2, dated March 29, 2012, to the Amended and Restated License Agreement, dated September 26, 2003, as amended, and the Supply Agreement, dated September 26, 2003, as amended, in each case by and between Acorda Therapeutics, Inc. and Alkermes Pharma Ireland Limited (as successor in interest to Elan Corporation, plc).

		Exhibit 10.46 of the Acorda Therapeutics, Inc. Annual Report on Form 10-K (File No.000-50513; film no. 13653677)	February 28, 2013
10.7.4

Amendment No. 3, dated February 14, 2013, to the Amended and Restated License Agreement, dated September 26, 2003, as amended and the Supply Agreement, dated September 26, 2003, as amended, in each case by and between Acorda Therapeutics, Inc. and Alkermes Pharma Ireland Limited (as successor in interest to Elan Corporation, plc).

		Exhibit 10.1 of the Acorda Therapeutics, Inc. Quarterly Report on Form 10-Q (File No. 000-50513; film No. 13831684)	May 10, 2013
10.7.5*	Development and Supplemental Agreement between Elan Pharma International Limited and Acorda Therapeutics, Inc. dated January 14, 2011.	Exhibit 10.21 of the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
10.8 *	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.	Exhibit 10.23 of the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
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

		Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 25, 2012

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
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

		Exhibit 10.2 of the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.10 #*	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.
10.11 †	Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.11.1 †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.11.2 †	Amendment No. 2 to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops, dated September 10, 2009.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.12 †

Form of Employment Agreement, dated as of December 12, 2007, entered into by and between Alkermes, Inc. and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates and Michael J. Landine.

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12.1 †	Form of Amendment to Employment Agreement entered into by and between Alkermes, Inc. and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D. and James M. Frates, Michael J. Landine.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.13 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Kathryn L. Biberstein and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.14 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Elliot W. Ehrich, M.D. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.15 †	Shane Cooke Offer Letter, dated as of September 15, 2011.	Exhibit 10.5 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.15.1 †	Employment Agreement by and between Alkermes Pharma Ireland Limited and Shane Cooke, dated as of September 16, 2011.	Exhibit 10.6 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.16 †	Offer Letter between Alkermes, Inc. and Mark P. Stejbach, effective as of February 15, 2012.	Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	March 5, 2012
10.16.1 †	Employment Agreement by and between Alkermes, Inc. and Mark P. Stejbach, dated as of February 29, 2012.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	March 5, 2012
10.16.2 †	Amendment to Employment Agreement, dated as of July 21, 2015, by and between Mark P. Stejbach and Alkermes, Inc.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 30, 2015
10.17 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin and Craig C. Hopkinson, M.D.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.17.1#†	Offer Letter between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.
10.18 †	Form of Indemnification Agreement by and between Alkermes, Inc. and each of its directors and executive officers.	Exhibit 10.1 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	March 25, 2010
10.19 †	Form of Deed of Indemnification for Alkermes plc Officers.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.20 †	Form of Deed of Indemnification for Alkermes plc Directors/Secretary.	Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.21 †	Form of Deed of Indemnification for Alkermes, Inc. and Subsidiaries Directors/Secretary.	Exhibit 10.3 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.22 †	Alkermes, Inc. Amended and Restated 1999 Stock Option Plan.	Appendix A to the Alkermes, Inc. Definitive Proxy Statement on Form DEF 14/A (File No. 001-14131)	July 27, 2007
10.22.1 †	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended.	Exhibit 10.35 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	June 14, 2006
10.22.2 †	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended.	Exhibit 10.36 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	June 14, 2006
10.23†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.23.1 †	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director).	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.23.2 †	Alkermes plc 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only - Irish).	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.23.3 †	Alkermes plc 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.).	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.23.4 †	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish).	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.23.5 †	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.).	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.23.6 †	Alkermes plc 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option – U.S.).	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.23.7 †	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only).	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.24 †	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 24, 2017
10.24.1 †	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option – U.S.), as amended.	Exhibit 10.26.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.24.2 †	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.), as amended.	Exhibit 10.26.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.24.3 †	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Performance Vesting Non-Qualified Option – U.S.).	Exhibit 10.26.3 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.24.4 †	Alkermes plc 2011 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.), as amended.	Exhibit 10.75 of the Alkermes plc Transition Report on Form 10-KT (File No. 011-35299)	February 27, 2014
10.24.5 †	Alkermes plc 2011 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only – U.S.), as amended.	Exhibit 10.26.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.24.6 †	Alkermes plc 2011 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only - Irish), as amended.	Exhibit 10.77 of the Alkermes plc Transition Report on Form 10-KT (File No. 011-35299)	February 27, 2014
10.24.7 †	Alkermes plc 2011 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only - Irish).	Exhibit 10.26.7 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.24.8 †	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director).	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.24.9 †	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish).	Exhibit 10.26.9 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.24.10 †	Alkermes plc 2011 Stock Option and Incentive Plan, Stock Option Award Certificate (Performance Vesting Non-Qualified Option – Irish).	Exhibit 10.26.10 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
21.1 #	List of subsidiaries
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1 #	Power of Attorney (included on the signature pages hereto)
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS +#	XBRL Instance Document
101.SCH +#	XBRL Taxonomy Extension Schema Document
101.CAL +#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF +#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or any compensatory plan, contract or arrangement.
+	XBRL (Extensible Business Reporting Language).
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES PLC

	By:	/s/ Richard F. Pops Richard F. Pops Chairman and Chief Executive Officer

February 16, 2018

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

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2018

/s/ James M. Frates James M. Frates	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2018

/s/ Iain M. Brown Iain M. Brown	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018

/s/ David W. Anstice David W. Anstice	Director	February 16, 2018

/s/ Floyd E. Bloom Floyd E. Bloom	Director	February 16, 2018

/s/ Robert A. Breyer Robert A. Breyer	Director	February 16, 2018

/s/ Wendy L. Dixon Wendy L. Dixon	Director	February 16, 2018

/s/ Paul J. Mitchell Paul J. Mitchell	Director	February 16, 2018

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 16, 2018

/s/ Nancy J. Wysenski Nancy J. Wysenski	Director	February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, of changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 16, 2018

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,296	$186,378
Investments—short-term	242,208	310,856
Receivables, net	233,590	191,102
Inventory	93,275	62,998
Prepaid expenses and other current assets	48,475	39,344
Total current assets	808,844	790,678
PROPERTY, PLANT AND EQUIPMENT, NET	284,736	264,785
INTANGIBLE ASSETS—NET	256,168	318,227
INVESTMENTS—LONG-TERM	157,212	121,931
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	84,800	63,200
DEFERRED TAX ASSETS	98,560	47,768
OTHER ASSETS	14,034	26,961
TOTAL ASSETS	$1,797,227	$1,726,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$286,166	$207,055
Long-term debt—short-term	3,000	3,000
Deferred revenue—short-term	1,956	1,938
Total current liabilities	291,122	211,993
LONG-TERM DEBT	278,436	280,666
OTHER LONG-TERM LIABILITIES	19,204	17,161
DEFERRED REVENUE—LONG-TERM	5,657	7,122
Total liabilities	594,419	516,942
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 156,057,632 and 154,191,281 shares issued; 154,009,456 and 152,430,514 shares outstanding at December 31, 2017 and 2016, respectively	1,557	1,539
Treasury shares, at cost (2,048,176 and 1,760,767 shares at December 31, 2017 and 2016, respectively)	(89,347)	(72,639)
Additional paid-in capital	2,338,755	2,231,797
Accumulated other comprehensive loss	(3,792)	(3,274)
Accumulated deficit	(1,044,365)	(947,942)
Total shareholders’ equity	1,202,808	1,209,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,797,227	$1,726,423

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$505,308	$487,247	$475,288
Product sales, net	362,834	256,146	149,028
License revenue	28,000	—	—
Research and development revenue	7,232	2,301	4,019
Total revenues	903,374	745,694	628,335
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	154,748	132,122	138,989
Research and development	412,889	387,148	344,404
Selling, general and administrative	421,578	374,130	311,558
Amortization of acquired intangible assets	62,059	60,959	57,685
Total expenses	1,051,274	954,359	852,636
OPERATING LOSS	(147,900)	(208,665)	(224,301)
OTHER INCOME (EXPENSE), NET:
Interest income	4,649	3,752	3,330
Interest expense	(12,008)	(14,889)	(13,247)
Change in the fair value of contingent consideration	21,600	7,900	(2,300)
Gain on the Gainesville Transaction	—	—	9,636
Gain on sale of property, plant and equipment	—	—	2,862
Other (expense) income, net	(9,615)	(2,485)	15
Total other income (expense), net	4,626	(5,722)	296
LOSS BEFORE INCOME TAXES	(143,274)	(214,387)	(224,005)
INCOME TAX PROVISION (BENEFIT)	14,671	(5,943)	3,158
NET LOSS	$(157,945)	$(208,444)	$(227,163)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(1.03)	$(1.38)	$(1.52)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	153,415	151,484	149,206
COMPREHENSIVE LOSS:
Net loss	$(157,945)	$(208,444)	$(227,163)
Holding (loss) gain, net of a tax (benefit) provision of $(295), $237 and $(292), respectively	(518)	522	(661)
COMPREHENSIVE LOSS	$(158,463)	$(207,922)	$(227,824)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2014	148,545,150	$1,482	$1,942,878	$(3,136)	$(512,335)	(1,006,631)	$(32,052)	$1,396,837
Issuance of ordinary shares under employee stock plans	3,538,308	35	44,934	—	—	—	—	44,969
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share based awards	45,483	1	704	—	—	(421,321)	(26,609)	(25,904)
Share-based compensation expense	—	—	97,619	—	—	—	—	97,619
Excess tax benefit from share-based compensation	—	—	28,576	—	—	—	—	28,576
Unrealized loss on marketable securities, net of tax benefit of $(292)	—	—	—	(659)	—	—	—	(659)
Net loss	—	—	—	—	(227,163)	—	—	(227,163)
BALANCE — December 31, 2015	152,128,941	$1,518	$2,114,711	$(3,795)	$(739,498)	(1,427,952)	$(58,661)	$1,314,275
Issuance of ordinary shares under employee stock plans	2,027,571	20	20,288	—	—	—	—	20,308
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share based awards	34,769	1	510	—	—	(332,815)	(13,978)	(13,467)
Share-based compensation expense	—	—	94,458	—	—	—	—	94,458
Excess tax benefit from share-based compensation	—	—	1,830	—	—	—	—	1,830
Unrealized gain on marketable securities, net of tax provision of $237	—	—	—	521	—	—	—	521
Net loss	—	—	—	—	(208,444)	—	—	(208,444)
BALANCE — December 31, 2016	154,191,281	$1,539	$2,231,797	$(3,274)	$(947,942)	(1,760,767)	$(72,639)	$1,209,481
Issuance of ordinary shares under employee stock plans	1,850,084	16	23,501	—	—	—	—	23,517
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share based awards	16,267	2	273	—	—	(287,409)	(16,708)	(16,433)
Share-based compensation expense	—	—	83,184	—	—	—	—	83,184
Unrealized loss on marketable securities, net of tax benefit of $(295)	—	—	—	(518)	—	—	—	(518)
Cumulative effect adjustment related to change in accounting for excess tax benefits	—	—	—	—	61,522	—	—	61,522
Net loss	—	—	—	—	(157,945)	—	—	(157,945)
BALANCE — December 31, 2017	156,057,632	$1,557	$2,338,755	$(3,792)	$(1,044,365)	(2,048,176)	$(89,347)	$1,202,808

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,945)	$(208,444)	$(227,163)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	98,523	94,256	85,596
Share-based compensation expense	83,917	94,396	97,341
Impairment of investment in Reset Therapeutics, Inc.	10,471	—	—
Deferred income taxes	7,234	(9,689)	(37,580)
Change in the fair value of contingent consideration	(21,600)	(7,900)	2,300
Excess tax benefit from share-based compensation	—	(4,229)	(28,576)
Gain on the Gainesville Transaction	—	—	(9,636)
Loss on debt refinancing	—	2,075	—
Gain on sale of property, plant and equipment	—	—	(3,272)
Other non-cash charges	3,471	2,936	(1,351)
Changes in assets and liabilities:
Receivables	(42,489)	(35,616)	(16,455)
Inventory	(30,191)	(26,381)	3,687
Prepaid expenses and other assets	(9,506)	(15,014)	15,931
Accounts payable and accrued expenses	72,658	45,870	76,155
Deferred revenue	(1,447)	(649)	(629)
Other long-term liabilities	6,094	4,587	3,292
Cash flows provided by (used in) operating activities	19,190	(63,802)	(40,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(51,300)	(43,657)	(52,877)
Proceeds from the sale of equipment	162	194	535
Purchases of investments	(431,712)	(375,099)	(508,683)
Sales and maturities of investments	464,494	560,805	467,573
Investment in Reset Therapeutics, Inc.	—	(15,000)	—
Net proceeds from the Gainesville Transaction	—	—	49,966
Cash flows (used in) provided by investing activities	(18,356)	127,243	(43,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	23,517	20,308	44,969
Employee taxes paid related to net share settlement of equity awards	(16,433)	(13,467)	(25,904)
Principal payments of long-term debt	(3,000)	(3,429)	(6,750)
Excess tax benefit from share-based compensation	—	4,229	28,576
Payment made for debt refinancing	—	(65,813)	—
Cash flows provided by (used in) financing activities	4,084	(58,172)	40,891
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,918	5,269	(42,955)
CASH AND CASH EQUIVALENTS—Beginning of period	186,378	181,109	224,064
CASH AND CASH EQUIVALENTS—End of period	$191,296	$186,378	$181,109
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$11,143	$12,458	$12,323
Cash paid for taxes	$2,992	$5,531	$705
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$11,151	$5,766	$6,054
Fair value of warrants received as part of the Gainesville Transaction	$—	$—	$2,123
Fair value of contingent consideration received as part of the Gainesville Transaction	$—	$—	$57,600

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

On March 7, 2015, the Company entered into a definitive agreement to sell its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (the “Disposition” or the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC (together with Recro, the “Purchasers”). The consolidated financial statements include the accounts of Alkermes Gainesville LLC, which represent the entities sold, for the period from January 1, 2015 through April 10, 2015.

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

Receivables, net

The Company’s allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The Company has investments in various types of securities, consisting primarily of U.S. government and agency obligations, corporate debt securities and debt securities issued by foreign agencies and backed by foreign governments. The Company generally holds its interest bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2017, substantially all these investments were classified as available for sale and were recorded at fair value.

Holding gains and losses on available-for-sale investments are considered “unrealized” and are reported within “Accumulated other comprehensive loss,” a component of shareholders’ equity. The Company uses the specific identification method for reclassifying unrealized gains and losses into earnings when investments are sold. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required by GAAP. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in “Accumulated other comprehensive loss.”

For securities with unrealized losses, the Company performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of its amortized cost basis. If the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss. Regardless of the Company’s intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. The Company’s financial assets and liabilities consist of cash equivalents, investments, contingent consideration and warrants to purchase the common stock of a publicly traded company are classified within the fair value hierarchy as follows:

●Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2017 included U.S. treasury securities and a fixed term deposit account;

●Level 2–these valuations are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which the Company has limited visibility into their trading volumes. Valuations of these financial instruments do not require a significant degree of judgment. Assets and liabilities utilizing Level 2 inputs at December 31, 2017 included U.S. government agency debt securities, debt securities issued by foreign agencies and backed by foreign governments and investments in corporate debt securities that are trading in the credit markets; and

●Level 3–these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At December 31, 2017, assets utilizing Level 3 inputs included contingent consideration and warrants to purchase the common stock of Recro.

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

The Company’s consolidated financial statements include gains and losses from divested businesses. The Company accounts for the deconsolidation of a subsidiary, or derecognition of a group of assets, by recognizing a gain or loss in net income attributable to the Company, measured as the difference between the fair value of any consideration received and the carrying amount of the former subsidiary’s assets and liabilities, or the carrying amount of the group of assets. If consideration received for the divested business includes contingent consideration, the Company elects, for the components of the contingent consideration that are not derivative instruments, such as future regulatory milestones, sales milestones and royalties, to include them in the contingent consideration portion of the arrangement at fair value. The Company has elected the fair value option for the subsequent accounting of the contingent consideration. The Company will continue to revalue the contingent consideration at each reporting date until each milestone and/or royalty has been achieved or ceased, with any changes in the fair value of the contingent consideration recognized in earnings.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the date of acquisition. The Company’s goodwill consists solely of goodwill created as a result of the Company’s acquisition of Elan Drug Technologies (“EDT”) from Elan Corporation, plc (the “Business Combination”) in September 2011 and has been assigned to one reporting unit. A reporting unit is an operating segment or one level below an operating segment or a component to which goodwill is assigned when initially recorded.

Goodwill is not amortized but is reviewed for impairment on an annual basis, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of its reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative impairment test, the Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of its reporting unit, then the Company would record an impairment loss equal to the difference.

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

Revenue Recognition

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”) for INVEGA SUSTENNA®/XEPLION® and INVEGA TRINZA®/TREVICTA® as well as RISPERDAL CONSTA®, Acorda Therapeutics, Inc. (“Acorda”) for AMPYRA®/FAMPYRA® and AstraZeneca plc (“AstraZeneca”) for BYDUREON®. Substantially all of the products developed under the Company’s collaborative arrangements are currently being marketed as approved products. The Company receives payments for manufacturing services and/or royalties on net product sales.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Multiple Element Arrangements

When entering into multiple element arrangements, the Company identifies its deliverables under the arrangement to determine if the deliverables are to be separate units of accounting or a single unit of accounting. Deliverables under the arrangement will be separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Arrangement consideration is allocated to the separate units of accounting based on the fair value of each deliverable. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a “best-efforts” basis.

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

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront payments and research funding, in the Company's revenue model. Milestones that involve substantial effort on the Company's part and the achievement of which are not considered probable at the inception of the collaboration are considered “substantive milestones.”

The Company accounts for substantive milestones using the milestone method of revenue recognition for R&D arrangements. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which the Company believes is more consistent with the substance of its performance under its various collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance; (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the Company's performance required to achieve the milestone, or the increase in value to the collaboration resulting from the Company's performance, relates solely to the Company's past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

In November 2017, the Company granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into this agreement in November 2017, the Company received an up-front cash payment of $28.0 million. The Company is also eligible to receive additional payments upon achievement of milestones, as follows: (i) a $50.0 million option payment upon Biogen’s decision to continue the collaboration after having reviewed certain data from the Company’s long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and TECFIDERA and (ii) a $150.0 million payment upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, the Company will receive a royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098, and worldwide net sales of products, other than BIIB098, covered by patents licensed to Biogen

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the agreement. Biogen paid a portion of the BIIB098 development costs the Company incurred in 2017 and, beginning on January 1, 2018, Biogen will be responsible for all BIIB098 development costs the Company incurs, subject to annual budget limitations. The Company has retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

The Company evaluated the agreement under ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”). The Company determined that it had four initial performance obligations: (i) the grant of the license to Biogen, (ii) future development services, (iii) assuming the Company enters into a supply agreement with Biogen, clinical supply and (iv) participation on a joint steering committee with Biogen. The participation on the joint service committee was considered to be perfunctory and thus not recognized as a separate unit of accounting. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate units of accounting as they each have value to Biogen on a stand-alone basis.

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Therefore, the Company will exclude from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments actually occur.

The Company allocated consideration to each unit of accounting using the relative selling price method based on its best estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the fair value of the license in order to determine the best estimate of selling price. To estimate the fair value of the license, the Company assessed the likelihood of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and the intellectual property (“IP”) protecting BIIB098. The Company then discounted these cash flows using a discount rate of 8.0%, which it believes captures a market participant’s view of the risk associated with the expected cash flows. The best estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

At the date the license was delivered to Biogen, the revenue recognized for the license unit of accounting was limited to the lesser of the amount otherwise allocable using the relative selling price method or the non-contingent amount.  During the three months ended December 31, 2017, the Company recognized license revenue of $28.0 million based on the non-contingent amount, which was the upfront payment. Any consideration received subsequent to the delivery of the license will be allocated to the remaining units of accounting and recognized when the general revenue recognition criteria are met.

The Company determined that the future milestones it is entitled to receive are substantive milestones. The Company is entitled to receive an option payment of $50.0 million upon Biogen’s decision to continue the collaboration after having reviewed certain data from our long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and TECFIDERA and a $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into.

Manufacturing revenues—The Company recognizes manufacturing revenues from the sale of products it manufactures for resale by its licensees. Manufacturing revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The sales price for certain of the Company’s manufacturing revenues is based on the end-market sales price earned by its partners. As the end-market sale occurs after the Company has shipped its product and the risk of loss has passed to its partner, the Company estimates the sales price for such products based on information supplied to it by the Company’s partners, its historical transaction experience and other third-party data. Differences between actual manufacturing revenues and estimated manufacturing

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenues are reconciled and adjusted for in the period in which they become known, which is generally within the quarter. The difference between the Company’s actual and estimated manufacturing revenues has not been material.

Royalty revenues—The Company recognizes royalty revenues related to the sale of products by its partners that incorporates the Company's technologies. Royalties, with the exception of those from AMPYRA, are earned under the terms of a license agreement in the period the products are sold by the Company's partner and collectability is reasonably assured. Royalties on AMPYRA are earned in the period that the product is shipped to Acorda. Certain of the Company's royalty revenues are recognized by the Company based on information supplied to the Company by its partners and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the quarter. The difference between the Company’s actual and estimated royalty revenues has not been material.

License revenue—The Company recognizes revenues from the license and the sale of intellectual property, deemed to have standalone value, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The Company considers delivery to have occurred when the buyer has use of, and is able to benefit from, the intellectual property and the Company has no remaining obligations under the arrangement.

Research and development revenue—R&D revenue consists of funding that compensates the Company for formulation, pre‑clinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent (“FTE”) or hourly rate, plus direct external costs, if any.

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL®, and since its approval by the U.S. Food and Drug Administration (“FDA”) in October 2015, ARISTADA®, in the U.S. primarily to wholesalers, specialty distributors and pharmacies. Product sales are recognized when persuasive evidence of an arrangement exists, title to the product and associated risk of loss has passed to the customer, which is considered to occur when the product has been received by the customer, the sales price is fixed or determinable and collectability is reasonably assured.

The Company records its product sales net of the following significant categories of sales discounts and allowances at the time of shipment:

●Medicaid Rebates—the Company records accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel.  The Company rebates individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales and rebates per unit under the Medicaid program and adjust its rebate based on actual unit sales and rebates per unit.  To date, actual Medicaid rebates have not differed materially from the Company’s estimates;

●Chargebacks—chargebacks are discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase the product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to the Company the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and the Company’s estimates of future participation in these programs. To date, actual chargebacks have not differed materially from the Company’s estimates;

 ●Product Discounts—cash consideration, including sales incentives, given by the Company under agreements with a number of wholesaler, distributor, pharmacy, and treatment provider customers that provide them with a discount on the purchase price of products. To date, actual product discounts have not differed materially from the Company’s estimates;

●Co‑pay Assistance—the Company has a program whereby a patient can receive monetary assistance each month toward their product co‑payment, co‑insurance or deductible, provided the patient meets certain eligibility criteria. Reserves for such co-pay assistance are recorded upon the product sale. To date, actual co‑pay assistance has not differed materially from the Company’s estimates; and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●Product Returns—the Company records an estimate for product returns at the time its customer takes title to the Company’s product. The Company estimates this liability based on its historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed. At December 31, 2017, the product return reserve was estimated to be approximately 1.5% of each of the Company’s VIVITROL and ARISTADA gross product sales.

Foreign Currency

The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2017, 2016 and 2015, the Company recorded a gain on foreign currency translation of $3.7 million, $0.1 million and $1.4 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies account for the majority of the Company's receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit worthiness of its customers. The following represents revenue and receivables from the Company's customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	31%	33%	33%	36%	44%	40%
Acorda	14%	13%	17%	15%	*	17%

*	In 2015, receivables related to Acorda did not exceed 10% of the Company’s total receivables as of December 31, 2015.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue by region:
U.S.	$700,090	$557,312	$448,639
Ireland	9,706	4,407	3,902
Rest of world	193,578	183,975	175,794
Assets by region:
Current assets:
U.S.	$402,481	$382,168	$360,154
Ireland	403,167	407,761	394,281
Rest of world	3,196	749	527
Long-term assets:
U.S.:
Other	$360,641	$236,175	$294,158
Ireland:
Intangible assets	$256,168	$318,227	$379,186
Goodwill	92,873	92,873	92,873
Other	278,701	288,470	334,565

Research and Development Expenses

For each of its R&D programs, the Company incurs both external and internal expenses. External R&D expenses include costs related to clinical and non‑clinical activities performed by contract research organizations, consulting fees, laboratory services, purchases of drug product materials and third‑party manufacturing development costs. Internal R&D expenses include employee‑related expenses, occupancy costs, depreciation and general overhead. The Company tracks external R&D expenses for each of its development programs, however, internal R&D expenses, with the exception of those expenses related to BIIB098, are not tracked by individual program as they benefit multiple programs or its technologies in general.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are primarily comprised of employee-related expenses associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs.

Advertising costs are expensed as incurred. During the years ended December 31, 2017, 2016 and 2015, advertising costs totaled $34.4 million, $24.0 million and $10.6 million, respectively.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each stock option grant was estimated on the grant date with the following weighted‑average assumptions:

Year Ended December 31,
	2017	2016	2015
Expected option term	5 - 8 years	5 - 7 years	5 - 7 years
Expected stock volatility	43% - 47%	39% - 53%	38% - 46%
Risk-free interest rate	1.69% - 2.38%	0.95% - 2.14%	1.29% - 2.02%
Expected annual dividend yield	—	—	—

Time‑Vested Restricted Stock Units

Time‑vested RSUs awarded to employees generally vest one‑fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s ordinary shares are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of time‑vested RSUs is equal to the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

Performance-Based Restricted Stock Units

Performance-based RSUs awarded to employees vest upon the achievement of certain performance criteria. The estimated fair value of these RSUs is based on the market value of the Company’s ordinary shares on the date of grant. Compensation expense for performance-based RSUs is recognized from the moment the Company determines the performance criteria probable to the date the Company deems the event is likely to occur. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.‑based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2017, 2016 and 2015, the Company contributed $9.8 million, $8.1 million and $6.6 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland‑based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to the maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2017, 2016 and 2015, the Company contributed $3.7 million, $3.2 million and $3.0 million, respectively, in contributions to the Defined Contribution Plan.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

This guidance becomes effective for the Company in its year ending December 31, 2018 and the Company will adopt it using the modified retrospective method. The Company has determined that the new guidance will necessitate a change in how it records manufacturing revenue for certain of its arrangements with its licensees. Under current GAAP, the Company records manufacturing revenue from the sale of products it manufactures for resale by its partners after the Company has shipped such products and risk of loss has passed to the Company’s partner, assuming persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Under the new guidance, the terms within certain of the Company’s manufacturing contracts will require that manufacturing revenue be recorded as products are manufactured rather than upon shipment. Revenue earned under the Company’s other manufacturing contracts will continue to be recorded at a point in time, when control passes from the Company to the customer. The Company has determined that the adoption of this guidance will result in an immaterial change to its January 1, 2018 opening balance sheet and is evaluating the disclosure requirements under this new guidance.

In January 2016, the FASB issued guidance that enhances the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this guidance include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance becomes effective for the Company in its year ending December 31, 2018, and the Company has determined that the adoption of this standard will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued guidance as part of its simplification initiative to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This guidance became effective for the Company on January 1, 2017, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In October 2016, the FASB issued guidance to simplify and improve accounting on transfers of assets between affiliated entities. The updated guidance eliminates the prohibition for all intra-entity asset transfers, except for inventory. This guidance becomes effective for the Company in its year ending December 31, 2018, and upon adoption of the new standard, a cumulative-effect adjustment of approximately $0.9 million will be recorded within retained earnings, related to the reversal of an unamortized deferred tax charge on a prior sale of intellectual property between Alkermes, Inc. and Alkermes Pharma Ireland Limited.

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

In May 2017, the FASB issued guidance that amends the scope of modification accounting for share-based payment arrangements to address both diversity in practice and the cost and complexity of accounting for the change to the terms or conditions of a share-based payment award. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance becomes effective for the Company in its year ending December 31, 2018 and early adoption is permitted. The standard may impact the Company in future periods if modifications are made to certain of its share-based awards.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
December 31, 2017	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$150,673	$1	$(130)	$(233)	$150,311
Corporate debt securities	56,552	3	(48)	(10)	56,497
International government agency debt securities	35,478	1	(54)	(25)	35,400
Total short-term investments	242,703	5	(232)	(268)	242,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	83,924	—	(300)	(34)	83,590
U.S. government and agency debt securities	48,948	—	(270)	(71)	48,607
International government agency debt securities	21,453	—	(118)	—	21,335
	154,325	—	(688)	(105)	153,532
Held-to-maturity securities:
Fixed term deposit account	1,667	222	—	—	1,889
Certificates of deposit	1,791	—	—	—	1,791
	3,458	222	—	—	3,680
Total long-term investments	157,783	222	(688)	(105)	157,212
Total investments	$400,486	$227	$(920)	$(373)	$399,420

December 31, 2016
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$177,203	$96	$(51)	$—	$177,248
Corporate debt securities	128,119	47	(53)	—	128,113
International government agency debt securities	5,511	—	(16)	—	5,495
Total short-term investments	310,833	143	(120)	—	310,856
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	81,839	—	(391)	—	81,448
Corporate debt securities	31,223	—	(89)	—	31,134
International government agency debt securities	5,992	—	(18)	—	5,974
	119,054	—	(498)	—	118,556
Held-to-maturity securities:
Fixed term deposit account	1,667	—	(7)	—	1,660
Certificates of deposit	1,715	—	—	—	1,715
	3,382	—	(7)	—	3,375
Total long-term investments	122,436	—	(505)	—	121,931
Total investments	$433,269	$143	$(625)	$—	$432,787

Realized gains and losses on the sales and maturities of marketable securities, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Proceeds from the sales and maturities of marketable securities	$464,494	$560,805	$467,573
Realized gains	$9	$206	$111
Realized losses	$3	$28	$3

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s available‑for‑sale and held‑to‑maturity securities at December 31, 2017 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$234,771	$234,273	$1,791	$1,791
After 1 year through 5 years	162,257	161,467	1,667	1,889
Total	$397,028	$395,740	$3,458	$3,680

At December 31, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted of U.S. government and agency debt securities, corporate debt securities and international government agency debt securities. The unrealized losses are a result of market conditions related to increasing interest rates. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Reset Therapeutics, Inc. (“Reset”), a related party. The Company made an upfront, non-refundable payment of $10.0 million in partial consideration of the grant to the Company of the rights and licenses included in such agreement, which was included in R&D expense in the three months ended March 31, 2016, and simultaneously made a $15.0 million investment in exchange for shares of Reset’s Series B Preferred Stock. The Company was accounting for its investment in Reset under the equity method based on its percentage of ownership, its seat on the board of directors and its belief that it can exert significant influence over the operating and financial policies of Reset.

In September 2017, the Company recorded an other-than-temporary impairment charge of $10.5 million within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss, which represented the Company’s remaining investment in Reset, as the Company believes that Reset is unable to generate future earnings that justify the carrying amount of the investment. During the years ended December 31, 2017 and 2016, the Company recorded a reduction in its investment in Reset of $2.8 million and $1.7 million, respectively, which represented the Company’s proportional share of Reset’s net loss for the periods. The Company’s $13.3 million investment at December 31, 2016 was included within “Other assets” in the accompanying consolidated balance sheets.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of December 31, 2017, the Company’s total contribution in Fountain was equal to €3.7 million, and its commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the years ended December 31, 2017, 2016 and 2015, the Company recorded a reduction in its investment in Fountain of $0.1 million, $0.4 million and $0.2 million, respectively, which represented the Company’s proportional share of Fountain’s net loss for the period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,889	$1,889	$—	$—
U.S. government and agency debt securities	198,918	124,958	73,960	—
Corporate debt securities	140,087	—	140,087	—
International government agency debt securities	56,735	—	56,735	—
Contingent consideration	84,800	—	—	84,800
Common stock warrants	1,395	—	—	1,395
Total	$483,824	$126,847	$270,782	$86,195

	December 31,
	2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,660	$1,660	$—	$—
U.S. government and agency debt securities	258,696	156,370	102,326	—
Corporate debt securities	159,247	—	159,247	—
International government agency debt securities	11,469	—	11,469	—
Contingent consideration	63,200	—	—	63,200
Common stock warrants	1,392	—	—	1,392
Total	$495,664	$158,030	$273,042	$64,592

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities from Level 1 to Level 2 or from Level 2 to Level 1 during the year ended December 31, 2017. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at December 31, 2017:

(In thousands)	Fair Value
Balance, January 1, 2017	$64,592
Increase in the fair value of contingent consideration	21,600
Increase in the fair value of warrants	3
Balance, December 31, 2017	$86,195

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short‑term nature. The fair value of the remaining financial instruments not currently recognized at fair value on the Company’s consolidated balance sheets at December 31, 2017 consisted of a $300.0 million term loan, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 0.75% and maturity of September 25, 2021 (“Term Loan B‑1”). The estimated fair value of Term Loan B-1, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was as follows at December 31, 2017:

	Carrying	Estimated
(In thousands)	Value	Fair Value
Term Loan B-1	$281,436	$285,671

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Raw materials	$29,883	$19,413
Work in process	38,964	21,811
Finished goods(1)	24,428	21,774
Total inventory	$93,275	$62,998

(1)At December 31, 2017 and 2016, the Company had $8.7 million and $7.1 million, respectively, of finished goods inventory located at its third‑party warehouse and shipping service provider.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Land	$6,293	$5,913
Building and improvements	155,198	152,871
Furniture, fixtures and equipment	289,455	251,437
Leasehold improvements	19,578	19,241
Construction in progress	54,270	41,254
Subtotal	524,794	470,716
Less: accumulated depreciation	(240,058)	(205,931)
Total property, plant and equipment, net	$284,736	$264,785

Depreciation expense was $36.5 million, $33.3 million and $27.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Also, during the years ended December 31, 2017, 2016 and 2015, the Company wrote off furniture, fixtures and equipment that had a carrying value of $0.1 million, $0.9 million and $0.1 million, respectively, at the time of disposition.

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

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		Year Ended			Year Ended
		December 31, 2017			December 31, 2016
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(269,392)	$196,198	$465,590	$(218,318)	$247,272
NanoCrystal technology	13	74,600	(31,283)	43,317	74,600	(24,384)	50,216
OCR technologies	12	42,560	(25,907)	16,653	42,560	(21,821)	20,739
Total		$582,750	$(326,582)	$256,168	$582,750	$(264,523)	$318,227

The Company’s finite‑lived intangible assets consist of collaborative agreements and the NanoCrystal and OCR technologies acquired as part of the EDT acquisition. The Company recorded $62.1 million, $61.0 million and $57.7 million of amortization expense related to its finite‑lived intangible assets during the years ended December 31, 2017,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 and 2015, respectively. Based on the Company’s most recent analysis, amortization of intangible assets included within its consolidated balance sheets at December 31, 2017 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

The Company performed its annual goodwill impairment test as of October 31, 2017. The Company elected to assess qualitative factors to determine whether it was necessary to perform the qualitative impairment test. Based on the weight of all available evidence, the Company determined that the fair value of each reporting unit more-likely-than-not exceeded its carrying value.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Accounts payable	$55,526	$46,275
Accrued compensation	54,568	45,622
Accrued sales discounts, allowances and reserves	111,137	60,973
Accrued other	64,935	54,185
Total accounts payable and accrued expenses	$286,166	$207,055

9. LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Term Loan B-1, due September 25, 2021	$281,436	$283,666
Less: current portion	(3,000)	(3,000)
Long-term debt	$278,436	$280,666

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

A second term loan was issued with a principal balance of $75.0 million, interest payable of LIBOR plus 2.75% with no LIBOR floor, and an original issue discount of $0.4 million (“Term Loan B-2”). Term Loan B-2 amortized in equal quarterly amounts of 1.25% of the original principal amount of the loan, with the balance payable at maturity. In September 2016, Term Loan B-2 matured and the Company repaid the outstanding principal balance of $60.9 million in its entirety.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan B-1 is guaranteed by certain subsidiaries of the Company (the “Guarantors”) and is secured by a first priority lien on substantially all of the assets and properties of the Company and the Guarantors (subject to certain exceptions and limitations).

Scheduled maturities with respect to Term Loan B-1 are as follows (in thousands):

Year Ending December 31:
2018	$3,000
2019	3,000
2020	3,000
2021	275,250
Total	$284,250

Beginning on January 1, 2014, the Company became subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in Term Loan B-1, were met.

Term Loan B-1 has an incremental facility capacity in an amount of $140.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. Term Loan B-1 includes a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. Term Loan B-1 also contains customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at December 31, 2017.

At December 31, 2017, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $1.0 million and $1.8 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of Term Loan B-1 using the effective interest method. During the years ended December 31, 2017, 2016 and 2015, the Company had amortization expense of $0.8 million, $0.9 million and $0.9 million, respectively, related to deferred financing costs and original issue discount.

10. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the years ended December 31, 2017, 2016 and 2015, as the Company was in a net loss position, the diluted loss per share did not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock options	9,540	10,166	9,179
Restricted stock units	2,119	1,320	1,351
Total	11,659	11,486	10,530

11. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 16, 2011, the board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company’s ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At December 31, 2017, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended December 31, 2017 and 2016, the Company did not acquire any ordinary shares under the repurchase program.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE‑BASED COMPENSATION

Share‑based Compensation Expense

The following table presents share‑based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of goods manufactured and sold	$7,596	$8,633	$8,880
Research and development	22,635	24,023	24,201
Selling, general and administrative	53,686	61,740	64,260
Total share-based compensation expense	$83,917	$94,396	$97,341

During the years ended December 31, 2017, 2016 and 2015, $0.4 million, $1.1 million and $1.1 million, respectively, of share‑based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

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

At December 31, 2017, there were 9.5 million ordinary shares authorized for issuance under the Company’s stock plans. The 2011 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to‑1 ratio and the 2008 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 2‑to‑1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2017	14,202,167	$33.17
Granted	2,030,075	$55.04
Exercised	(1,135,670)	$20.95
Forfeited	(266,433)	$51.81
Expired	(56,727)	$68.97
Outstanding, December 31, 2017	14,773,412	$36.64
Exercisable, December 31, 2017	9,692,044	$29.57

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $25.81,  $17.11 and $28.88, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $40.4 million, $35.0 million and $127.7 million, respectively.

At December 31, 2017, there were 5.0 million stock options expected to vest with a weighted average exercise price of $50.09 per share, a weighted average contractual remaining life of 8.3 years and an aggregate intrinsic value of $39.0 million. At December 31, 2017, the aggregate intrinsic value of stock options exercisable was $259.1 million with a weighted average remaining contractual term of 4.7 years. The number of stock options expected to vest was determined by applying the pre‑vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, there was $50.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. Cash received from option exercises under the Company’s award plans during the years ended December 31, 2017, 2016 and 2015 was $23.5 million, $20.3 million and $45.0 million, respectively.

Time‑Vested Restricted Stock Units

A summary of time‑vested RSU activity is presented in the following table:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Unvested, January 1, 2017	2,074,416	$42.60
Granted	703,630	$54.85
Vested	(730,085)	$43.14
Forfeited	(111,153)	$44.73
Unvested, December 31, 2017	1,936,808	$46.72

The weighted average grant date fair value of time‑vested RSUs granted during the years ended December 31, 2017, 2016 and 2015 were $54.85,  $32.27 and $71.16, respectively. The total fair value of time‑vested RSUs that vested during the years ended December 31, 2017, 2016 and 2015, was $31.5 million, $26.0 million and $21.3 million, respectively.

At December 31, 2017, there was $34.4 million of total unrecognized compensation cost related to unvested time‑vested RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

Performance-Based Restricted Stock Units

In February 2017, the board of directors approved awards of performance-based restricted stock units (“PRSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of two future key milestones in the Company’s clinical-stage pipeline and the achievement of a revenue-related goal; provided that, if any such vesting event occurs during the first year after grant, the vesting of the PRSU award will not occur until the one-year anniversary of the grant date. The award will expire if the performance conditions have not been met on or before the three-year anniversary of the grant date.

A summary of PRSU activity is presented in the following table:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Unvested, January 1, 2017	—	$—
Granted	1,169,949	$54.73
Forfeited	(60,700)	$54.78
Vested	(596)	$54.57
Unvested, December 31, 2017	1,108,653	$54.72

The grant date fair value of the PRSUs was equal to the market value of the Company’s stock on the date of grant. At December 31, 2017, the Company does not consider it probable that the performance criteria will be met and has not recognized any share-based compensation expense related to these PRSUs. At December 31, 2017, there was $60.7 million of unrecognized compensation cost related to these PRSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources.  Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of this Annual Report for information with respect to intellectual property protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
MANUFACTURING AND ROYALTY REVENUE:
Significant collaborative arrangements	$462,568	$431,302	$401,236
All other collaborative arrangements	42,740	55,945	74,052
Total manufacturing and royalty revenue	$505,308	$487,247	$475,288

LICENSE REVENUE:
Significant collaborative arrangements	$28,000	$—	$—
Total research and development revenue	$28,000	$—	$—

RESEARCH AND DEVELOPMENT REVENUE:
Significant collaborative arrangements	$2,314	$403	$582
All other collaborative arrangements	4,918	1,898	3,437
Total research and development revenue	$7,232	$2,301	$4,019

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

Under this license agreement, the Company received milestone payments upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. The Company receives tiered royalty payments between 5% and 9% of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA end-market net sales in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents claiming the product in such country. The know‑how royalty is a tiered royalty of 3.5%,  5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know‑how royalty is payable for the later of 15 years from first commercial sale of a product in each individual country or March 31, 2019, subject in each case to the expiry of the license agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement expires upon the later of (i) March 31, 2019 or (ii) the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products.

Janssen may terminate the license agreement in whole or in part upon three months’ notice to the Company. The Company and Janssen have the right to terminate the agreement upon a material breach of the other party, which is not cured within a certain time period, or upon the other party’s bankruptcy or insolvency.

Under its agreements with Janssen, the Company recognized royalty revenues from the end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of $214.9 million, $184.2 million and $149.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RISPERDAL CONSTA

Under a product development agreement, the Company collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to the Company for the development of RISPERDAL CONSTA and Janssen is responsible for securing all necessary regulatory approvals for the product.

Under two license agreements, the Company granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under its license agreements with Janssen, the Company receives royalty payments equal to 2.5% of Janssen’s end-market net sales of RISPERDAL CONSTA in each country where the license is in effect based on the quarter when the product is sold by Janssen. This royalty may be reduced in any country based on lack of patent coverage and significant competition from generic versions of the product. Janssen can terminate the license agreements upon 30 days’ prior written notice to the Company. Either party may terminate the license agreements by written notice following a breach which continues for 90 days after the delivery of written notice thereof or upon the other party’s insolvency. The licenses granted to Janssen expire on a country‑by‑country basis upon the later of: (i) the expiration of the last patent claiming the product in such country; or (ii) 15 years after the date of the first commercial sale of the product in such country, provided that in no event will the license granted to Janssen expire later than the twentieth anniversary of the first commercial sale of the product in each such country, with the exception of Canada, France, Germany, Italy, Japan, Spain and the United Kingdom, in each case where the fifteen‑year minimum shall pertain regardless. After expiration, Janssen retains a non‑exclusive, royalty‑free license to manufacture, use and sell RISPERDAL CONSTA.

The Company exclusively manufactures RISPERDAL CONSTA for commercial sale. Under its manufacturing and supply agreement with Janssen, the Company records manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the applicable calendar year. This percentage is determined based on Janssen’s unit demand for such calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. The manufacturing and supply agreement terminates on expiration of the license agreements. In addition, either party may terminate the manufacturing and supply agreement upon a material breach by the other party, which is not resolved within 60 days after receipt of a written notice specifying the material breach or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to the Company. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to the Company on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

Under its agreements with Janssen, the Company recognized manufacturing revenues related to RISPERDAL CONSTA of $64.8 million, $64.9 million and $76.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. Under its agreements with Janssen, the Company recognized royalty revenues related to RISPERDAL CONSTA of $20.1 million, $22.3 million and $24.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under its commercial manufacturing supply agreement with Acorda, the Company manufactures and supplies AMPYRA/FAMPYRA for Acorda (and its sub‑licensee, Biogen). Under the terms of the agreement, Acorda may obtain up to 25% of its total annual requirements of product from a second‑source manufacturer. The Company receives manufacturing royalties equal to 8% of net selling price for all product manufactured by it and a compensating payment for product manufactured and supplied by a third party. The Company may terminate the commercial manufacturing supply agreement upon 12 months’ prior written notice to Acorda and either party may terminate the commercial manufacturing supply agreement following a material and uncured breach of the commercial manufacturing supply agreement or amended and restated license agreement or the entry into bankruptcy or dissolution proceedings by the other party. In addition, subject to early termination of the commercial manufacturing supply agreement noted above, the commercial manufacturing supply agreement terminates upon the expiry or termination of the amended and restated license agreement.

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

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $117.0 million, $114.2 million and $104.7 million, respectively, of revenues from its arrangements with Acorda.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AstraZeneca

In May 2000, the Company entered into a development and license agreement with Amylin for the development of exendin products falling within the scope of its patents, including the once-weekly formulation of exenatide marketed as BYDUREON. In August 2012, Bristol-Myers Squibb Company (“Bristol-Myers”) acquired Amylin. From August 2012 through January 2014, Bristol-Myers and AstraZeneca jointly developed and commercialized Amylin’s exendin products, including BYDUREON, through their diabetes collaboration. In April 2013, Bristol-Myers completed its assumption of all global commercialization responsibility related to the marketing of BYDUREON from Amylin’s former partner, Eli Lilly & Company. In February 2014, AstraZeneca acquired sole ownership from Bristol-Myers of the intellectual property and global rights related to BYDUREON and Amylin’s other exendin products, including Amylin’s rights and obligations under the Company’s development and license agreement.

Pursuant to the development and license agreement, AstraZeneca has an exclusive, worldwide license to the Company’s polymer-based microsphere technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. The Company receives funding for research and development and will also receive royalty payments based on future net product sales. Upon the achievement of certain development and commercialization goals, the Company received milestone payments consisting of cash and warrants for Amylin common stock; there are no further milestones to be earned under the agreement. In October 2005 and in July 2006, the Company amended the development and license agreement. Under the amended development and license agreement (i) the Company is responsible for formulation and is principally responsible for non-clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products, except to the extent manufacturing rights have been transferred to Amylin; and (ii) the Company transferred certain of its technology related to the manufacture of BYDUREON to Amylin and agreed to the manufacture of BYDUREON by Amylin.

Under the Company’s amended development and license agreement, AstraZeneca is responsible for conducting clinical trials, securing regulatory approvals, and commercializing exenatide products including BYDUREON, on a worldwide basis.

Until December 31, 2021, the Company will receive royalties equal to 8% of net sales from the first 40 million units of BYDUREON products sold in any particular calendar year and 5.5% of net sales from units sold beyond the first 40 million units for that calendar year. Thereafter, during the term of the development and license agreement, the Company will receive royalties equal to 5.5% of net sales of products sold. The Company was entitled to, and received a $7.0 million milestone payment related to the first commercial sale of BYDUREON in the EU and a $7.0 million milestone payment related to the first commercial sale of BYDUREON in the U.S.

The development and license agreement expires on the later of: (i) ten years from the first commercial sale of the last of the products covered by the development and license agreement; or (ii) the expiration or invalidation of all of the Company’s patents licensed under the agreement. Upon expiration, all licenses become non‑exclusive and royalty‑free. AstraZeneca may terminate the development and license agreement for any reason upon 180 days’ written notice to the Company. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days after receipt of written notice specifying the default or breach. Alkermes may terminate the development and license agreement upon AstraZeneca’s insolvency or bankruptcy.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $45.7 million, $45.6 million and $46.1 million, respectively, of revenues from its arrangements with respect to BYDUREON.

Biogen

Under a license and collaboration agreement, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement.

Upon entering into this agreement in November 2017, the Company received an up-front cash payment of $28.0 million.  The Company is also eligible to receive additional payments upon achievement of milestones, as follows: (i) a $50.0 million option payment  upon Biogen’s decision to continue the collaboration after having reviewed certain data from our long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 to TECFIDERA and (ii) a $150.0 million payment upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also eligible to receive additional payments upon achievement of milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement.

In addition, the Company will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098. The Company will also receive royalties on net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for BIIB098 are subject to customary reductions.

Except in certain limited circumstances, until FDA approval of an NDA for BIIB098, the Company is responsible for the development of BIIB098 for the treatment of MS.  Biogen paid a portion of the BIIB098 development costs the Company incurred in 2017 and, beginning on January 1, 2018, Biogen will be responsible for all BIIB098 development costs the Company incurs, subject to annual budget limitations.  After the date of FDA approval of an NDA for BIIB098 for the treatment of MS, Biogen will be responsible for all development and commercialization activities, as well as the costs of all such activities, for BIIB098 and all other products covered by patents licensed to Biogen under the agreement. The Company has retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

If BIIB098 discontinuations due to gastrointestinal adverse events in BIIB098’s long-term safety clinical trial exceed a certain pre-defined threshold or BIIB098 demonstrates a greater rate of discontinuations as compared to TECFIDERA in part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial, then “GI Inferiority” shall exist, and (i) Biogen shall have the right to recapture from the Company its $50.0 million option payment through certain temporary reductions in royalty rates, (ii) the minimum annual payments Biogen owes to the Company shall terminate, and (iii) there shall be no reversion of BIIB098 to the Company in the event that Biogen terminates the agreement and does not commercialize BIIB098.

Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety. Either party has the right to terminate the agreement following any governmental prohibition of the transactions effected by the agreement, or in connection with an insolvency event involving the other party.  Upon termination of the agreement by either party, if, prior to such termination (i) BIIB098 did not meet GI Inferiority or (ii) BIIB098 met GI Inferiority but Biogen commercialized BIIB098, then, at the Company’s request, the BIIB098 program will revert to the Company.

14. INCOME TAXES

The Company’s provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current income tax provision:
U.S. federal	$6,964	$3,163	$29,959
U.S. state	350	480	1,615
Ireland	—	—	77
Rest of world	123	103	94
Deferred income tax provision (benefit):
U.S. federal	8,188	(9,278)	(18,336)
U.S. state	(933)	(269)	(604)
Ireland	(21)	(142)	(9,647)
Total tax provision (benefit)	$14,671	$(5,943)	$3,158

The income tax provision in 2017 and 2015 and the income tax benefit in 2016 was primarily due to U.S. federal and state taxes. The unfavorable change in income taxes in 2017, as compared to 2016, was primarily due to the enactment of the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) and an increase in income earned in the U.S.,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partially offset by the recognition of excess tax benefits related to share-based compensation. The favorable change in income taxes in 2016, as compared to 2015, was primarily due to a reduction in income earned in the U.S. A $4.2 million and $28.6 million benefit was recorded to additional paid‑in capital in the years ended December 31, 2016 and 2015, respectively, with a corresponding reduction to current taxes payable. This was primarily due to the utilization of current year tax benefits and NOL carryforwards derived from the exercise of employee stock options and vesting of restricted stock units.

Tax Reform was enacted in December 2017. The Company is primarily subject to the business related provisions outlined in Subtitle C to the Act, as well as the international tax provisions for inbound transactions outlined in Subtitle D, Part II, to the Act. The Company recorded a $21.5 million discrete tax expense in the quarter ended December 31, 2017 to account for the reduction in the U.S. federal tax rate from 35% to 21%. The Act also removes the exception for performance based compensation in §162(m) of the Internal Revenue Code (the “Code”) on a prospective basis. Performance based compensation provided pursuant to a written binding agreement entered into prior to November 2, 2017 will continue to be deductible provided no significant modification is made. The Company believes that performance based compensation, provided prior to November 2, 2017, was provided pursuant to written binding agreements and will be deductible. As of December 31, 2017, the Company has a deferred tax asset of $13.3 million for this item, which is recorded as a provisional amount. If the Company’s position is not sustained, then it would record a deferred tax expense for part or all of this amount. The accounting for this item is incomplete and may change as the Company’s interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment of the Act.

No provision for income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because such earnings may be repatriated to Ireland without incurring any tax liability. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $160.3 million at December 31, 2017.

The distribution of the Company’s loss before the provision (benefit) for income taxes by geographical area consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Ireland	$(172,363)	$(212,198)	$(289,105)
U.S.	2,414	(18,935)	38,398
Rest of world	26,675	16,746	26,702
Loss before provision (benefit) for income taxes	$(143,274)	$(214,387)	$(224,005)

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Irish NOL carryforwards	$177,435	$156,147
Tax credits	71,366	7,608
Share-based compensation	40,048	52,479
Other	13,239	12,233
Less: valuation allowance	(172,797)	(141,859)
Total deferred tax assets	129,291	86,608
Deferred tax liabilities:
Intangible assets	(18,184)	(20,805)
Property, plant and equipment	(12,040)	(17,541)
Other	(818)	(826)
Total deferred tax liabilities	(31,042)	(39,172)
Net deferred tax assets	$98,249	$47,436

In March 2016, the FASB issued guidance as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions including the requirement that all future excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. On January 1, 2017, the Company adopted this standard on a modified retrospective basis, which resulted in a $57.8 million increase to its deferred tax assets, a $3.7 million decrease in liabilities and a $61.5 million favorable cumulative-effect adjustment to accumulated deficit due to the change in the accounting treatment of excess tax benefits.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in the valuation allowance associated with deferred taxes consisted of the following:

	Balance at		Balance at
	Beginning of		End of
(In thousands)	Period	Additions (1)	Period
Deferred tax asset valuation for the year ended December 31, 2015	$(71,796)	$(34,950)	$(106,746)
Deferred tax asset valuation for the year ended December 31, 2016	$(106,746)	$(35,113)	$(141,859)
Deferred tax asset valuation for the year ended December 31, 2017	$(141,859)	$(30,938)	$(172,797)

(1)The additions in each of the periods presented relate primarily to Irish NOL’s.

At December 31, 2017, the Company maintained a valuation allowance of $9.4 million against certain U.S. state deferred tax assets and $163.4 million against certain Irish deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the remaining valuation allowances could be released in part or in whole. If the Company incurs losses in the U.S. in the future, or experiences significant excess tax benefits arising from the future exercise of stock options and/or the vesting of RSUs, the evaluation of the recoverability of the U.S. deferred tax assets could change and a valuation allowance against the U.S. deferred tax assets may be required in part or in whole.

As of December 31, 2017, the Company had $1.2 billion of Irish NOL carryforwards, $5.9 million of state NOL carryforwards, $57.5 million of federal R&D credits, $10.0 million of alternative minimum tax (“AMT”) credits and $11.9 million of state tax credits which will either expire on various dates through 2037 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax and, in the case of the alternative minimum tax credits, may be refundable. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

In addition to deferred tax assets and liabilities, the Company recorded deferred charges related to certain intercompany asset transfers. Deferred charges are included in the following accounts:

	December 31,	December 31,
(In thousands)	2017	2016
Prepaid expenses and other current assets	$188	$188
Other assets — long-term	686	862
Total deferred charges	$874	$1,050

The Company will adopt ASU 2016-16 effective January 1, 2018 requiring an unfavorable cumulative-effect adjustment of $0.9 million recorded to accumulated deficit to write-off the unamortized deferred tax charge at December 31, 2017. In addition, the Company will record a $17.8 million deferred tax asset to take account of certain basis differences on intangible assets, with a corresponding adjustment to valuation allowance.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2017	2016	2015
Statutory tax rate	12.5%	12.5%	12.5%

Income tax provision at statutory rate	$(17,909)	$(26,798)	$(28,001)

Change in valuation allowance	26,771	35,290	37,312
Federal tax law change(1)	21,453	—	—
Impairment on equity method investment	1,662	—	—
Uncertain tax positions	830	910	1,213
Foreign rate differential(2)	(682)	2,723	13,951
Share-based compensation	(1,205)	2,072	738
U.S. state income taxes, net of U.S. federal benefit	(558)	(2)	557
Intercompany amounts(3)	(5,041)	(5,209)	(3,649)
Irish rate differential(4)	(2,675)	(5,231)	(7,318)
R&D credit	(9,326)	(10,572)	(12,193)
Other permanent items(5)	1,351	874	548
Income tax provision (benefit)	$14,671	$(5,943)	$3,158

Effective tax rate	(10.2)%	2.8%	(1.4)%

(1)Represents a $21.5 million deferred tax expense recorded as a discrete item during the three months ended December 31, 2017, as a result of the reduction in the U.S. federal tax rate from 35% to 21%  .

(2)Represents income or losses of non-Irish subsidiaries, including U.S. subsidiaries, subject to tax at a rate other than the Irish statutory rate.

(3)Intercompany amounts include cross-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company's consolidated loss before taxes.

(4)Represents income or losses of Irish companies subject to tax at a rate other than the Irish statutory rate.

(5)Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses, non-deductible lobbying expenses and non-deductible compensation of senior officers of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2014	$2,565
Additions based on tax positions related to prior periods	—
Additions based on tax positions related to the current period	1,213
Balance, December 31, 2015	$3,778
Reductions based on tax positions related to prior periods	(7)
Additions based on tax positions related to the current period	917
Balance, December 31, 2016	$4,688
Reductions based on tax positions related to prior periods	(47)
Additions based on tax positions related to the current period	877
Balance, December 31, 2017	$5,518

The unrecognized tax benefits at December 31, 2017, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2017, 2016 and 2015, the Company's accrued interest and penalties related to uncertain tax positions were not material.

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2014 through 2017 fiscal years remain subject to examination by the respective tax authorities. In Ireland, the years 2013 to 2017 remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 1999 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2017, the IRS completed its examination of the year ended December 31, 2014 for Alkermes U.S. Holdings, Inc. without any material adjustments. The State of New York concluded their examination of Alkermes U.S. Holdings, Inc. for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, without any material adjustment. The years ended December 31, 2015 and 2014 for Alkermes U.S. Holdings, Inc. are currently under examination by the State of Illinois.

15. DIVESTITURE

On April 10, 2015, the Company completed the Gainesville Transaction with Recro pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) entered into on March 7, 2015 among the Company and the Purchasers.

 In accordance with the terms of the Purchase Agreement, at the closing of the Disposition, the Purchasers made an initial cash payment to the Company of $50.0 million, a $4.0 million payment related to the net working capital, and issued the Company a seven-year warrant to purchase an aggregate of 350,000 shares of Recro common stock at a per share exercise price equal to $19.46,  two times the closing price of Recro’s common stock on the day prior to closing. The Company is also eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s intellectual property to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (together, the “Meloxicam Products”) and up to $125.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

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

Geraldine Henwood, President and Chief Executive Officer of Recro, was a former member of the Company’s board of directors. On March 7, 2015, Ms. Henwood notified the Company’s board of directors that she was resigning as a member of the board of directors effective immediately. Ms. Henwood’s decision was not the result of any disagreement between the Company and herself on any matter, including with respect to the Company’s operations, policies or practices.

During the year ended December 31, 2015, the Gainesville, GA facility and associated intellectual property (“IP”) generated income before income taxes of $4.5 million.

At December 31, 2017, the Company determined the value of the Gainesville Transaction’s contingent consideration using the following valuation approaches:

●The Company is entitled to receive $45.0 million upon regulatory approval of an NDA for the first Meloxicam Product. The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone event to occur in the second quarter of 2018 and used a discount rate of 3.0%;

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales given approval and IP protection. The Company then discounted these expected payments using a discount rate of 15.0%, which it believes captures a market participant’s view of the risk associated with the expected payments; and

●The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Product. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which ranged from 3.5% to 5.4%.

At December 31, 2017 and 2016, the Company determined that the value of the Gainesville Transaction’s contingent consideration was $84.8 million and $63.2 million, respectively. The Company recorded the increase of $21.6 million and $7.9 million and a decrease of $2.3 million in the value of the contingent consideration during the years ended December 31, 2017, 2016 and 2015, respectively, within “Change in the fair value of contingent consideration” in the accompanying consolidated statements of operations and comprehensive loss.

The warrants that the Company received in connection with the Disposition for the purchase of 350,000 shares of Recro’s common stock were determined to have a fair value of $2.1 million on the closing date of the transaction. At December 31, 2017, the Company determined that the value of these warrants had decreased to $1.4 million and recorded the warrants within “Other long-term assets” in the accompanying consolidated balance sheets. The company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at December 31, 2017:

Closing stock price at December 31, 2017	$9.25
Warrant strike price	$19.46
Expected term (years)	4.27
Risk-free rate	2.09%
Volatility	77.0%

The increase in the fair value of the warrants of less than $0.1 million and the decrease in the fair value of the warrants of $0.4 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, was recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases that expire through the year 2029. Certain of the leases contain provisions for extensions of up to ten years. These lease commitments are primarily related to the Company’s corporate headquarters in Ireland and its corporate office and R&D facility in Massachusetts. As of December 31, 2017, the total future annual minimum lease payments under the Company’s non‑cancelable operating leases are as follows:

Payment
(In thousands)	Amount
Years Ending December 31,
2018	$9,174
2019	9,092
2020	6,404
2021	2,448
2022	1,195
Thereafter	3,615
$31,928

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense related to operating leases charged to operations was $9.4 million, $8.1 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount in 2015 was net of sublease income of $0.7 million. In addition to its lease commitments, the Company had open purchase orders totaling $473.9 million at December 31, 2017.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2017, there are no potential losses from claims, asserted or unasserted, or legal proceedings the Company feels are probable of occurring.

 INVEGA SUSTENNA ANDA Litigation

In January 2018, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of United States Patent No. 9,439,906.  Requested judicial remedies included recovery of litigation costs and injunctive relief. The Company is not a party to these proceedings.

For information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

 AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been received by the Company and/or its partner Acorda from: Accord Healthcare, Inc. (“Accord”); Actavis Laboratories FL, Inc. (“Actavis”); Alkem Laboratories Ltd. (“Alkem”); Apotex Corporation and Apotex, Inc. (collectively, “Apotex”); Aurobindo Pharma Ltd. (“Aurobindo”); Mylan Pharmaceuticals, Inc. (“Mylan”); Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc. (“Roxane”); Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva Pharmaceuticals USA, Inc. (“Teva,” and collectively with Accord, Actavis, Alkem, Apotex, Aurobindo, Mylan, Par, Roxane and Sun, the “ANDA Filers”) advising that each of the ANDA Filers had submitted an abbreviated NDA (“ANDA”) to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg. The ANDA Filers challenged the validity of the Orange Book-listed patents for AMPYRA, and they also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA Filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent No. 5,540,938 (the “‘938 Patent”), which the Company owns, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. Requested judicial remedies included recovery of litigation costs and injunctive relief. Mylan challenged the jurisdiction of the Delaware Court with respect to the Delaware action. In January 2015, the Delaware Court denied Mylan’s motion to dismiss. Subsequently, in January 2015, the Delaware Court granted Mylan’s request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit. In March 2016, the Federal Circuit denied Mylan’s appeal.  Mylan requested the Federal Circuit to reconsider its decision. However, on June 20, 2016, the Federal Circuit denied Mylan’s request. Mylan filed an appeal with the U.S. Supreme Court, which was denied.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company and/or Acorda entered into a settlement agreement with each of Accord, Actavis, Alkem, Apotex, Aurobindo, Par and Sun (collectively, the “Settling ANDA Filers”) to resolve the patent litigation that the Company and/or Acorda brought against the Settling ANDA Filers in the Delaware Court. As a result of the settlement agreements, the Settling ANDA Filers will be permitted to market generic versions of AMPYRA in the U.S. at a specified date in the future. The parties submitted their respective settlement agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice, as required by federal law. The settlements with the Settling ANDA Filers did not impact the patent litigation that the Company and Acorda brought against the remaining ANDA Filers (the “Non-Settling ANDA Filers”), as described in this Annual Report.

On March 31, 2017, after a bench trial, the Delaware Court issued an opinion (the “Delaware Court Decision”), upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and finding that Apotex, Mylan, Roxane and Teva stipulated that their proposed generic forms of AMPYRA infringed the ‘938 Patent. The Delaware Court also invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685.  In May 2017, Acorda filed its appeal of the Delaware Court Decision with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, the Non-Settling ANDA Filers filed their cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. The Company and Acorda filed their opening brief on August 7, 2017.  The Non-Settling ANDA Filers responded on October 2, 2017. The Company and Acorda filed a response and reply brief on November 13, 2017, and the Non-Settling ANDA Filers filed their reply brief on November 27, 2017. A date for oral argument before the Federal Circuit has not yet been set.

 The Company intends to vigorously enforce its intellectual property rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically see the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

Government Matters

On June 22, 2017, the Company received a subpoena from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

On November 22, 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers in the United States District Court for the Southern District of New York captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178.  The complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 to November 3, 2017, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit seeks, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees.  For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”