Form 10-Q
period 2018-03-31
Alkermes plc.
filed 2018-04-26
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April  20, 2018 was 155,037,850 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

●our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents, other proprietary and intellectual property (“IP”) rights, and our products, including the commercialization of such products; and

●other factors discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. These risks, assumptions and uncertainties include, among others: the unfavorable outcome of litigation, including so-called “Paragraph IV” litigation and other patent litigation, related to any of our products, which may lead to competition from generic drug manufacturers; data from clinical trials may be interpreted by the United States (“U.S.”) Food and Drug Administration (“FDA”) in different ways than we interpret it; the FDA may not agree with our regulatory approval strategies or components of our filings for our products, including our clinical trial designs, conduct and methodologies and, for ALKS 5461, evidence of efficacy and adequacy of bridging to buprenorphine; clinical development activities may not be completed on time or at all; the results of our clinical development activities may not be positive, or predictive of real-world results or of results in subsequent clinical trials; regulatory submissions may not occur or be submitted in a timely manner; the company and its licensees may not be able to continue to successfully commercialize their products; there may be a reduction in payment rate or reimbursement for the company’s products or an increase in the company’s financial obligations to governmental payers; the FDA or regulatory authorities outside the U.S. may make adverse decisions regarding the company’s products; the company’s products may prove difficult to manufacture, be precluded from commercialization by the proprietary rights of third parties, or have unintended side effects, adverse reactions or incidents of misuse; and those risks, assumptions and uncertainties described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and in subsequent filings made by the company with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Form 10-Q includes data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Form 10-Q also includes data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source, and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.  Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A—Risk Factors” in our Annual Report and in subsequent reports filed with the SEC. These and other factors could cause our results to differ materially from those expressed in the estimates included in this Form 10-Q.

Note Regarding Company and Product References

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” the “Company,” “us,” “we” and “our”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of marketed drug products and a clinical pipeline of product candidates that address central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis (“MS”). Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our product candidates, product candidates using our proprietary technologies, development products and development products using our proprietary technologies, (b) references to the “biopharmaceutical industry” are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®,  ARISTADA®,  LinkeRx®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); BYDUREON® —Amylin Pharmaceuticals, LLC; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); TECFIDERA®—Biogen MA Inc. (together with its affiliates, “Biogen”); and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186,505	$191,296
Investments—short-term	218,057	242,208
Receivables, net	214,160	233,590
Contract assets	26,069	—
Inventory	84,884	93,275
Prepaid expenses and other current assets	46,463	48,475
Total current assets	776,138	808,844
PROPERTY, PLANT AND EQUIPMENT, NET	289,621	284,736
INTANGIBLE ASSETS, NET	240,099	256,168
INVESTMENTS—LONG-TERM	137,473	157,212
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	82,900	84,800
DEFERRED TAX ASSETS	100,504	98,560
OTHER ASSETS	16,950	14,034
TOTAL ASSETS	$1,736,558	$1,797,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$268,166	$286,166
Long-term debt—short-term	2,843	3,000
Contract liabilities—short-term	3,521	1,956
Total current liabilities	274,530	291,122
LONG-TERM DEBT	278,088	278,436
OTHER LONG-TERM LIABILITIES	21,883	19,204
CONTRACT LIABILITIES—LONG-TERM	6,166	5,657
Total liabilities	580,667	594,419
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 157,313,318 and 156,057,632 shares issued; 155,003,983 and 154,009,456 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1,570	1,557
Treasury shares, at cost (2,309,335 and 2,048,176 shares at March 31, 2018 and December 31, 2017, respectively)	(105,071)	(89,347)
Additional paid-in capital	2,372,083	2,338,755
Accumulated other comprehensive loss	(4,129)	(3,792)
Accumulated deficit	(1,108,562)	(1,044,365)
Total shareholders’ equity	1,155,891	1,202,808
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,736,558	$1,797,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$114,601	$114,679
Product sales, net	91,842	76,456
Research and development revenue	18,707	643
Total revenues	225,150	191,778
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	44,476	40,412
Research and development	108,346	104,835
Selling, general and administrative	118,147	102,099
Amortization of acquired intangible assets	16,069	15,302
Total expenses	287,038	262,648
OPERATING LOSS	(61,888)	(70,870)
OTHER EXPENSE, NET:
Interest income	1,485	943
Interest expense	(5,487)	(2,764)
Change in the fair value of contingent consideration	(1,900)	1,600
Other income (expense), net	792	(1,499)
Total other expense, net	(5,110)	(1,720)
LOSS BEFORE INCOME TAXES	(66,998)	(72,590)
INCOME TAX BENEFIT	(4,493)	(3,709)
NET LOSS	$(62,505)	$(68,881)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.40)	$(0.45)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	154,424	152,704
COMPREHENSIVE LOSS:
Net loss	$(62,505)	$(68,881)
Holding (loss) gain, net of a tax (benefit) provision of $(100) and $23, respectively	(336)	72
COMPREHENSIVE LOSS	$(62,841)	$(68,809)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,505)	$(68,881)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	25,722	23,763
Share-based compensation expense	20,042	21,169
Deferred income taxes	(4,101)	(1,215)
Change in the fair value of contingent consideration	1,900	(1,600)
Loss on debt refinancing	2,298	—
Payment made for debt refinancing	(1,840)	—
Other non-cash charges	(75)	1,623
Changes in assets and liabilities:
Receivables	19,430	14,615
Contract assets	(16,959)	—
Inventory	(431)	(733)
Prepaid expenses and other assets	890	(2,901)
Accounts payable and accrued expenses	(14,123)	(1,730)
Contract liabilities	245	(105)
Other long-term liabilities	2,669	2,248
Cash flows used in operating activities	(26,838)	(13,747)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(18,485)	(9,382)
Proceeds from the sale of equipment	324	3
Purchases of investments	(35,995)	(30,161)
Sales and maturities of investments	79,500	55,000
Cash flows provided by investing activities	25,344	15,460
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	13,164	7,114
Employee taxes paid related to net share settlement of equity awards	(15,724)	(13,148)
Payment made for debt refinancing	(737)	—
Principal payments of long-term debt	—	(750)
Cash flows used in financing activities	(3,297)	(6,784)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,791)	(5,071)
CASH AND CASH EQUIVALENTS—Beginning of period	191,296	186,378
CASH AND CASH EQUIVALENTS—End of period	$186,505	$181,307
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$7,516	$4,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. The Company has a diversified portfolio of marketed drug products and a clinical pipeline of product candidates that address CNS disorders such as schizophrenia, depression, addiction and MS. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including those related to revenue recognition and related allowances, its collaborative relationships, clinical trial expenses, the valuation of inventory, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Segment Information

The Company operates as one business segment, which is the business of developing, manufacturing and commercializing medicines. The Company’s chief decision maker, the Chairman of the Board and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax benefit in the three months ended March 31, 2018 and 2017 primarily relates to U.S. federal and state taxes. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At March 31, 2018, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

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

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance (“Topic 606”) is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Numerous updates have been issued subsequent to the initial guidance that provide clarification on a number of specific issues and require additional disclosures. The two permitted transition methods under the new guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new guidance's effective date by one year. The new guidance became effective for annual reporting periods beginning after December 15, 2017.

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method. As part of the adoption, the Company reviewed all contracts that were not yet completed as of the date of initial application in determining the cumulative-effect impact related to the adoption of Topic 606. The cumulative-effect impact recorded to retained earnings resulted in an adjustment of approximately $0.8 million, which was primarily due to the acceleration of manufacturing revenue, offset by an adjustment to deferred revenue for license and milestone payments that will now be recognized over time. The following balance sheet accounts were impacted:

Topic 606 Adjustment
(In thousands)
Contract assets	$9,110
Inventory	(8,209)
Deferred tax asset	109
Contract liabilities—short-term	(1,104)
Contract liabilities—long-term	(724)
Accumulated deficit	818
$—

For additional information regarding how the Company is accounting for revenue under the updated guidance, refer to Note 3, Revenue from Contracts with Customers, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In January 2016, the FASB issued guidance that enhances the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this guidance include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance becomes effective for the Company in the year ending December 31, 2018, and the Company has determined that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This guidance becomes effective for the Company in the year ending December 31, 2019, and the Company is currently assessing the impact that this guidance will have on its consolidated financial statements. At this time, the Company cannot reasonably estimate the expected impact the adoption of this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance becomes effective for the Company in the year ending December 31, 2020, with early adoption permitted for the Company in the year ending December 31, 2019. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In October 2016, the FASB issued guidance to simplify and improve accounting on transfers of assets between affiliated entities. The updated guidance eliminates the prohibition for all intra-entity asset transfers, except for inventory. Effective January 1, 2018, the Company adopted this guidance and recorded a cumulative-effect adjustment of $0.9 million to retained earnings.

In July 2017, the FASB issued guidance that addresses narrow issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The guidance becomes effective for the Company in the year ending December 31, 2019 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Under Topic 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including Janssen for INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA as well as RISPERDAL CONSTA; Acorda for AMPYRA/FAMPYRA; AstraZeneca for BYDUREON; and Biogen for BIIB098 (formerly ALKS 8700). Substantially all of the products developed under the Company’s collaborative arrangements, except for BIIB098, are currently being marketed as approved products, for which the Company receives payments for manufacturing services and/or royalties on net product sales.

During the three months ended March 31, 2018 and 2017, the Company recorded manufacturing and royalty revenues from its collaborative arrangements as follows:

	Three Months Ended March 31, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$46,086	$46,086
AMPYRA/FAMPYRA	13,563	14,696	28,259
RISPERDAL CONSTA	17,792	4,912	22,704
BYDUREON	—	9,749	9,749
Other	6,236	1,567	7,803
	$37,591	$77,010	$114,601

	Three Months Ended March 31, 2017
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$39,182	$39,182
AMPYRA/FAMPYRA	13,836	15,383	29,219
RISPERDAL CONSTA	15,640	5,181	20,821
BYDUREON	—	12,266	12,266
Other	9,376	3,815	13,191
	$38,852	$75,827	$114,679

Manufacturing revenues— The Company recognizes manufacturing revenues from the sale of products it manufactures, which is its one performance obligation under such arrangements, for resale by its licensees. Manufacturing revenues for the Company’s partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of goods. The Company recognizes manufacturing revenue from these products over-time as it determined, in each instance, that it has a right to payment for performance completed to date if its customer were to terminate the manufacturing agreement for reasons other than the Company’s non-performance and the products have no alternative future use. The Company invoices its licensees upon shipment with payment terms between 30 to 90 days. Prior to the adoption of Topic 606, the Company recorded manufacturing revenue from the sale of products it manufactures for resale by its partners after the Company had shipped such products and risk of loss had passed to the Company’s partner, assuming persuasive evidence of an arrangement existed, the sales price was fixed or determinable and collectability was reasonably assured.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company is the exclusive manufacturer of RISPERDAL CONSTA for commercial sale under its manufacturing and supply agreement with Janssen. The Company determined that it is appropriate to record revenue under this agreement at the point in time when control of the product passes to Janssen, which is determined to be when the product has been fully manufactured, since Janssen does not control the product during the manufacturing process and, in the event Janssen terminates the manufacturing and supply agreement, it is unclear whether, and at what amount, the Company would be reimbursed for performance completed to date for product not yet fully manufactured. The manufacturing process is considered fully complete once the finished goods have been approved for shipment by both the Company and Janssen.

The sales price for certain of the Company’s manufacturing revenues is based on the end-market sales price earned by its licensees. As end-market sales generally occur after the Company has recorded manufacturing revenue, the Company estimates the sales price for such products based on information supplied to it by the Company’s licensees, its historical transaction experience and other third-party data. Differences between actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between the Company’s actual and estimated manufacturing revenues has not been material.

Royalty revenues—The Company recognizes royalty revenues related to the sale of products by its licensees that incorporate the Company's technologies. Royalties, with the exception of those earned on sales of AMPYRA, qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's partner and the Company has a present right to payment. Royalties on AMPYRA are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of the agreement are such that the Company is entitled to the royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the end-market sales of the licensee. Certain of the Company's royalty revenues are recognized by the Company based on information supplied to the Company by its partners and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between the Company’s actual and estimated royalty revenues has not been material.

Multiple Element Arrangements

When entering into multiple element arrangements, the Company identifies whether its performance obligations under the arrangement represent a distinct good or service or a series of distinct goods or services. A series of distinct goods or services is required to be accounted for as a single performance obligation provided that (i) each distinct good or service in the series promised would meet the criteria to be a performance obligation satisfied over-time; and (ii) the same method would be used to measure the Company’s progress toward complete satisfaction of the performance obligation to transfer each distinct good or service in the series to the customer. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring an asset to a customer. An asset is transferred when or as the customer obtains control of that asset. Significant management judgment is required in determining the consideration to be earned under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In November 2017, the Company granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into this agreement in November 2017, the Company received an up-front cash payment of $28.0 million. The Company is also eligible to receive additional payments upon achievement of milestones, as follows: (i) a $50.0 million option payment upon Biogen’s decision to continue the collaboration after having reviewed certain data from the Company’s long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and TECFIDERA; and (ii) a $150.0 million payment upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) new drug application (“NDA”) (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, the Company will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098, and worldwide net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement. Biogen paid a portion of the BIIB098 development costs the Company incurred in 2017 and, since January 1, 2018, Biogen is responsible for all BIIB098 development costs the Company incurs, subject to annual budget limitations. The Company has retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

The Company evaluated the agreement under Topic 606 and determined that it had four initial performance obligations: (i) the grant of a distinct, right-to-use license to Biogen; (ii) future development services; (iii) assuming the Company enters into a supply agreement with Biogen, clinical supply; and (iv) participation on a joint steering committee with Biogen. The participation on the joint steering committee was considered to be perfunctory and thus not recognized as a separate unit of accounting. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. The Company allocated the non-contingent consideration to each unit of accounting using the relative selling price method based on its best estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the fair value of the license in order to allocate the consideration to the performance obligations. To estimate the fair value of the license, the Company assessed the likelihood of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and the maintenance of the IP protecting BIIB098. The Company then discounted these cash flows using a discount rate of 8.0%, which it believes captures a market participant’s view of the risk associated with the expected cash flows. The best estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

At the date the license was delivered to Biogen, under Topic 606, the Company allocated $27.0 million to the delivery of the license, $0.9 million to future R&D work and $0.1 million to clinical supply. The amounts allocated to the R&D services and clinical supply will be recognized over the course of the R&D work and as clinical supply is delivered to Biogen, which is expected to continue through 2019.

The Company determined that the future milestones it is entitled to receive, including an option payment of $50.0 million upon Biogen’s decision to continue the collaboration after having reviewed certain data from the Company’s long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and TECFIDERA, and a $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098, and sales-based royalties, are variable consideration. The Company is using the most likely amount method for estimating the variable consideration to be

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

received related to the milestones under this arrangement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into. Accordingly, the Company has not included these milestones or royalties in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Research and development revenue—R&D revenue consists of funding that compensates the Company for formulation, pre‑clinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent (“FTE”) or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the R&D arrangements are performed. The research and development revenue recorded during the three months ended March 31, 2018 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for BIIB098.

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL and ARISTADA in the U.S. primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payors. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

●Medicaid Rebates—the Company records accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the most likely amount method. The Company rebates individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales and rebates per unit under the Medicaid program and adjusts its rebate based on actual unit sales and rebates per unit. To date, actual Medicaid rebates have not differed materially from the Company’s estimates;

●Chargebacks—discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase a product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to the Company the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is made using the most likely amount method and is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and the Company’s estimates of future participation in these programs. To date, actual chargebacks have not differed materially from the Company’s estimates;

●Product Discounts—cash consideration, including sales incentives, given by the Company under agreements with a number of wholesaler, distributor, pharmacy, and treatment provider customers that provide them with a discount on the purchase price of products. The reserve is made using the most likely amount method and to date, actual product discounts have not differed materially from the Company’s estimates; and

●Product Returns—the Company records an estimate for product returns at the time its customers take title to the Company’s product. The Company estimates this liability using the most likely amount method based on its

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed.

During the three months ended March 31, 2018 and 2017, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
VIVITROL	$62,682	$58,456
ARISTADA	29,160	18,000
Total product sales, net	$91,842	$76,456

Receivables, Net—Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was $0.2 million at March 31, 2018 and December 31, 2017.

Contract Assets—Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over-time. The products included in the contract assets table below complete the manufacturing process in ten days to eight weeks. As such, the Company availed itself of the practical expedient to not disclose the transaction price allocated to the remaining performance obligations as the only performance obligation is completing the manufacturing of such products, and the time remaining to manufacture the products is less generally less than eight weeks. Contract assets are classified as current.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2018	$9,110
Additions	23,882
Transferred to receivables, net	(6,923)
Contract assets at March 31, 2018	$26,069

Contract Liabilities—The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2018	$9,442
Additions	909
Amounts recognized into revenue	(664)
Contract liabilities at March 31, 2018	$9,687

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company adopted Topic 606 using the modified retrospective method. As such, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the old revenue recognition guidance (“Topic 605”). The quantitative impact of the changes are set out below for each the condensed consolidated balance sheet and the condensed consolidated statement of operations for the current reporting period.

ADJUSTED CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018
	As Reported	Adjustment		Balances Without Adoption of Topic 606
	(In thousands)
ASSETS
Contract assets	$26,069	$(26,069)	(1)	$—
Inventory	84,884	12,058	(2)	96,942
Deferred tax asset	100,504	1,148	(3)	101,652

LIABILITIES
Contract liabilities—short-term	$3,521	$(3,521)	(4)	$—
Deferred revenue—short-term	—	2,532	(4)	2,532
Contract liabilities—long-term	6,166	(6,166)	(4)	—
Deferred revenue—long-term	—	5,505	(4)	5,505

SHAREHOLDERS' EQUITY
Accumulated deficit	$(1,108,562)	$(11,213)	(5)	$(1,119,775)

The adjustments are a result of the following:

(1)	Adjustment to contract assets is to reverse revenue recognized over time under Topic 606.
(2)	Adjustment to inventory to add back the cost of goods manufactured related to the revenue transactions summarized in item (1), above.
(3)	Adjustment to deferred tax asset is to apply the tax impact of the revenue transactions summarized in item (1), above.
(4)

Adjustment to contract liabilities—short-term and contract liabilities—long-term to reclassify amounts previously classified as deferred revenue—short-term and deferred revenue—long-term under Topic 605.

(5)	Adjustment to accumulated deficit for the net impact of the transactions noted in items (1) through (4), above.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

ADJUSTED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31, 2018
	As Reported	Adjustment		Balances Without Adoption of Topic 606
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$114,601	$(16,959)	(1)	$97,642
Product sales, net	91,842	—		91,842
Research and development revenue	18,707	(178)		18,529
Total revenues	225,150	(17,137)		208,013
EXPENSES:
Cost of goods manufactured and sold	44,476	(3,849)	(2)	40,627
Research and development	108,346	—		108,346
Selling, general and administrative	118,147	—		118,147
Amortization of acquired intangible assets	16,069	—		16,069
Total expenses	287,038	(3,849)		283,189
Operating loss	(61,888)	(13,288)		(75,176)
Other expense, net	(5,110)	—		(5,110)
Loss before income taxes	(66,998)	(13,288)		(80,286)
Income tax benefit	(4,493)	(1,257)		(5,750)
Net loss	$(62,505)	$(12,031)		$(74,536)

Loss per ordinary share — basic and diluted	$(0.40)	$(0.08)		$(0.48)

The adjustments are a result of the following:

(1)	Adjustment to manufacturing and royalty revenues to recognize revenue under Topic 605 in the three months ended March 31, 2018 that was recognized under Topic 606.
(2)	Adjustment to cost of goods manufactured and sold to recognize the cost from the transactions noted in item (1), above.

The Company’s changes in assets and liabilities within its condensed consolidated statement of cash flows changed as a result of the differences in the condensed consolidated balance sheet and change in net income in the condensed consolidated statement of operations but the overall cash flows used in operating activities did not change.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
March 31, 2018	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$125,234	$—	$(169)	$(196)	$124,869
Corporate debt securities	58,056	4	(4)	(170)	57,886
International government agency debt securities	35,376	—	(12)	(62)	35,302
Total short-term investments	218,666	4	(185)	(428)	218,057
Long-term investments:
Available-for-sale securities:
Corporate debt securities	71,477	—	(48)	(517)	70,912
U.S. government and agency debt securities	37,446	—	(78)	(290)	37,078
International government agency debt securities	25,935	—	—	(183)	25,752
	134,858	—	(126)	(990)	133,742
Held-to-maturity securities:
Fixed term deposit account	1,667	273	—	—	1,940
Certificates of deposit	1,791	—	—	—	1,791
	3,458	273	—	—	3,731
Total long-term investments	138,316	273	(126)	(990)	137,473
Total investments	$356,982	$277	$(311)	$(1,418)	$355,530

December 31, 2017
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$150,673	$1	$(130)	$(233)	$150,311
Corporate debt securities	56,552	3	(48)	(10)	56,497
International government agency debt securities	35,478	1	(54)	(25)	35,400
Total short-term investments	242,703	5	(232)	(268)	242,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	83,924	—	(300)	(34)	83,590
U.S. government and agency debt securities	48,948	—	(270)	(71)	48,607
International government agency debt securities	21,453	—	(118)	—	21,335
	154,325	—	(688)	(105)	153,532
Held-to-maturity securities:
Fixed term deposit account	1,667	222	—	—	1,889
Certificates of deposit	1,791	—	—	—	1,791
	3,458	222	—	—	3,680
Total long-term investments	157,783	222	(688)	(105)	157,212
Total investments	$400,486	$227	$(920)	$(373)	$399,420

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Proceeds from the sales and maturities of marketable securities	$79,500	$55,000
Realized gains	$1	$9
Realized losses	$4	$3

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s available-for-sale and held-to-maturity securities at March 31, 2018 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$215,560	$214,949	$1,791	$1,791
After 1 year through 5 years	137,964	136,850	1,667	1,940
Total	$353,524	$351,799	$3,458	$3,731

At March 31, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of March 31, 2018, the Company’s total contribution in Fountain was equal to €4.2 million. The Company’s commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the three months ended March 31, 2018 and 2017, the Company recorded a decrease in its investment in Fountain of less than $0.1 million and $0.6 million, respectively,  which represents the Company’s proportional share of Fountain’s net losses for these periods. The Company’s $4.0 million and $3.7 million net investment in Fountain at March 31, 2018 and December 31, 2017, respectively, was included within “Other assets” in the accompanying condensed consolidated balance sheets.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
(In thousands)	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,940	$1,940	$—	$—
U.S. government and agency debt securities	161,947	101,982	59,965	—
Corporate debt securities	128,798	—	128,798	—
International government agency debt securities	61,054	—	61,054	—
Contingent consideration	82,900	—	—	82,900
Common stock warrants	1,697	—	—	1,697
Total	$438,336	$103,922	$249,817	$84,597

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,889	$1,889	$—	$—
U.S. government and agency debt securities	198,918	124,958	73,960	—
Corporate debt securities	140,087	—	140,087	—
International government agency debt securities	56,735	—	56,735	—
Contingent consideration	84,800	—	—	84,800
Common stock warrants	1,395	—	—	1,395
Total	$483,824	$126,847	$270,782	$86,195

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the three months ended March 31, 2018. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at March 31, 2018:

(In thousands)	Fair Value
Balance, January 1, 2018	$86,195
Change in the fair value of contingent consideration	(1,900)
Increase in the fair value of warrants	302
Balance, March 31, 2018	$84,597

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

The Company’s contingent consideration relates to the divestiture of its Gainesville, GA facility, as summarized in Note 15, Divestiture, in the “Notes to Consolidated Financial Statements” of the Company’s Annual Report. At March 31, 2018, the Company determined the value of the contingent consideration using the following valuation approaches:

• The Company is entitled to receive $45.0 million upon regulatory approval of the first NDA for IV/IM and parenteral forms of Meloxicam or any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro Pharma, Inc. (“Recro”) was provided a right of use, through license or transfer (the “Meloxicam Product(s)”). The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving this regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone event to occur in the second quarter of 2018 and used a discount rate of 3.7%;

• The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales of such Meloxicam Product assuming approval and IP protection. The Company then discounted these expected payments using a discount rate of 16.0%, which it believes captures a market participant’s view of the risk associated with the expected payments; and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

• The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which ranged from 3.9% to 6.0%.

At March 31, 2018 and December 31, 2017, the Company determined that the value of the contingent consideration was $82.9 million and $84.8 million, respectively. The Company recorded the decrease of $1.9 million and increase of $1.6 million during the three months ended March 31, 2018 and 2017, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

As part of the Gainesville Transaction, the Company also received warrants to purchase 350,000 shares of Recro common stock at a per share exercise price of $19.46. The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at March 31, 2018:

Closing stock price at March 31, 2018	$11.01
Warrant strike price	$19.46
Expected term (years)	4.02
Risk-free rate	2.48%
Volatility	75.0%

During the three months ended March 31, 2018 and 2017, the Company determined that the fair value of the warrants, recorded within “Other assets” in the accompanying condensed consolidated balance sheets, increased by $0.3 million and $0.2 million, respectively. The change in the fair value of the warrants was recorded within “Other expense, net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Raw materials	$27,005	$29,883
Work in process	36,895	38,964
Finished goods(1)	20,984	24,428
Total inventory	$84,884	$93,275

(1)	At March 31, 2018 and December 31, 2017, the Company had $15.9 million and $8.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Land	$6,293	$6,293
Building and improvements	155,858	155,198
Furniture, fixtures and equipment	294,249	289,455
Leasehold improvements	19,930	19,578
Construction in progress	62,689	54,270
Subtotal	539,019	524,794
Less: accumulated depreciation	(249,398)	(240,058)
Total property, plant and equipment, net	$289,621	$284,736

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Three Months Ended
		March 31, 2018
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(281,701)	$183,889
NanoCrystal technology	13	74,600	(33,172)	41,428
OCR technologies	12	42,560	(27,778)	14,782
Total		$582,750	$(342,651)	$240,099

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at March 31, 2018 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Accounts payable	$65,446	$55,526
Accrued compensation	46,966	54,568
Accrued sales discounts, allowances and reserves	104,745	111,137
Accrued other	51,009	64,935
Total accounts payable and accrued expenses	$268,166	$286,166

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
2023 Term Loans, due March 26, 2023	$280,931	$281,436
Less: current portion	(2,843)	(3,000)
Long-term debt	$278,088	$278,436

In March 2018, the Company amended and refinanced its existing term loan, referred to as Term Loan B-1 (as so amended and refinanced the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023,  reduce the interest payable from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with no LIBOR floor and increase covenant flexibility (the “Refinancing”).

The Refinancing involved multiple lenders who were considered members of a loan syndicate. In determining whether the Refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial. A change in the debt terms was considered to be substantial if the present value of the remaining cash flows under the new terms of the 2023 Term Loans were at least 10% different from the present value of the remaining cash flows under the former Term Loan B-1 (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual creditor participating in the loan syndication. With the exception of one lender, who owned 1% of the total outstanding principal amount of Term Loan B-1 at the date of the Refinancing and was accounted for as a debt extinguishment, the Refinancing was accounted for as a debt modification.

The Refinancing resulted in a $2.3 million charge in the three months ended March 31, 2018, which was included in “Interest expense” in the accompanying condensed consolidated statement of operations and comprehensive loss.

11. RESTRUCTURING

On January 25, 2018, the Company’s management approved a restructuring plan at its Athlone, Ireland manufacturing facility designed to streamline future operational performance. The restructuring plan included a reduction in headcount of 24 employees. In connection with this restructuring plan, during the three months ended March 31, 2018, the Company recorded a restructuring charge of $3.2 million within cost of goods manufactured and sold and $0.4 million within R&D expense, which consisted of severance and outplacement services. The Company will make severance payments and pay for outplacement services through June 2018.

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cost of goods manufactured and sold	$1,418	$2,233
Research and development	6,714	5,594
Selling, general and administrative	11,910	13,342
Total share-based compensation expense	$20,042	$21,169

At March 31, 2018 and December 31, 2017, $0.5 million and $0.4 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In February 2017, the compensation committee of the Company’s board of directors approved awards of restricted stock units (“RSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of  the following performance criteria: (i) FDA approval of the NDA for ALKS 5461, (ii) the achievement of the pre-specified primary efficacy endpoints in each of two phase 3 studies of ALKS 3831, and (iii) revenues equal to or greater than a pre-specified amount for the year ending December 31, 2019. These performance criteria will be assessed over a performance period of three years from the date of the grant. At March 31, 2018, there was $58.0 million of unrecognized compensation cost related to these performance-vesting RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three months ended March 31, 2018 and 2017, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Stock options	10,217	9,176
Restricted stock units	2,808	1,835
Total	13,025	11,011

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2018, the Company entered into a  lease agreement for approximately 220,000 square feet of office and laboratory space located in a building to be built at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). The Company plans to occupy the premises in early 2020. The initial term of the lease shall commence on the earlier of (i) the Delivery Date (defined as (i) the later of January 20, 2020, or (ii) the date on which the landlord substantially completes its work in accordance with the terms of the lease), or (ii) the date the Company enters into possession of all or any substantial portion of 900 Winter Street for the conduct of its business (the “Commencement Date”). The initial lease term expires on the last day of the calendar month in which the fifteenth (15th)  anniversary of the Commencement Date occurs, with an option to extend for an additional ten (10) years.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2018, there were no potential material losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

INVEGA SUSTENNA ANDA Litigation

In January 2018, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (“Teva”), who filed an abbreviated new drug application (“ANDA”) seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of United States Patent No. 9,439,906.  Requested judicial remedies included recovery of litigation costs and injunctive relief. The Company is not a party to these proceedings.

For information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

AMPYRA ANDA Litigation

Ten separate Paragraph IV Certification Notices have been received by the Company and/or its partner Acorda from: Accord Healthcare, Inc. (“Accord”); Actavis Laboratories FL, Inc. (“Actavis”); Alkem Laboratories Ltd. (“Alkem”); Apotex Corporation and Apotex, Inc. (collectively, “Apotex”); Aurobindo Pharma Ltd. (“Aurobindo”); Mylan Pharmaceuticals, Inc. (“Mylan”); Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc. (“Roxane”); Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva (collectively with Accord, Actavis, Alkem, Apotex, Aurobindo, Mylan, Par, Roxane and Sun, the “ANDA Filers”) advising that each of the ANDA Filers had submitted an ANDA to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg. The ANDA Filers challenged the validity of the Orange Book-listed patents for AMPYRA, and they also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA Filers in the U.S. District Court for the District of Delaware (the “Delaware Court”) asserting infringement of U.S. Patent No. 5,540,938 (the “‘938 Patent”), which the Company owns, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. Requested judicial remedies included recovery of litigation costs and injunctive relief. Mylan challenged the jurisdiction of the Delaware Court with respect to the Delaware action. In January 2015, the Delaware Court denied Mylan’s motion to dismiss. Subsequently, in January 2015, the Delaware Court granted Mylan’s request for an interlocutory appeal of its jurisdictional decision to the Federal Circuit. In March 2016, the Federal Circuit denied Mylan’s appeal.  Mylan requested the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) to reconsider its decision. However, on June 20, 2016, the Federal Circuit denied Mylan’s request. Mylan filed an appeal with the U.S. Supreme Court, which was denied.

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

On March 31, 2017, after a bench trial, the Delaware Court issued an opinion (the “Delaware Court Decision”), upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

2018, and finding that Apotex, Mylan, Roxane and Teva stipulated that their proposed generic forms of AMPYRA infringed the ‘938 Patent. The Delaware Court also invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In May 2017, Acorda filed an appeal of the Delaware Court Decision with the Federal Circuit with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, the Non-Settling ANDA Filers filed their cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. The Company and Acorda filed their opening brief on August 7, 2017.  The Non-Settling ANDA Filers responded on October 2, 2017. The Company and Acorda filed a response and reply brief on November 13, 2017, and the Non-Settling ANDA Filers filed their reply brief on November 27, 2017. The date for oral argument before the Federal Circuit has  been set for June 7, 2018.

The Company intends to vigorously enforce its IP rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

VIVITROL IPR Proceeding

On April 20, 2018, Amneal Pharmaceuticals LLC filed an inter partes review (“IPR”) petition with the U.S. Patent and Trademark Office challenging U.S. Patent Number 7,919,499 (the “‘499 Patent”), which is an Orange Book-listed patent for VIVITROL. The Company will oppose the institution of this IPR petition, and, if instituted, vigorously defend the ‘499 Patent in the IPR proceedings. For information about risks relating to the ‘499 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the sections entitled “Patent protection for our products is important and uncertain” and “Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.”

Government Matters

On June 22, 2017, the Company received a subpoena from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

On November 22, 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers in the United States District Court for the Southern District of New York captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178.  The complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 to November 3, 2017, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit seeks, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees.  For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

Executive Summary

Net loss for the three months ended March 31, 2018 was $62.5 million, or $0.40 per ordinary share— basic and diluted, as compared to a net loss of $68.9 million, or $0.45 per ordinary share— basic and diluted for the three months ended March 31, 2017.  During the three months ended March 31, 2018, our revenues increased by 17% when compared to the three months ended March 31, 2017, which was primarily due to increased sales of our proprietary products, VIVITROL and ARISTADA. The increase in revenues was partially offset by an increase in our expenses of 9%, which was primarily due to increased investment in the commercialization of VIVITROL and ARISTADA. These items are discussed in greater detail later in the “Results of Operations” section of this Item 2 of this Form 10-Q.

During the three months ended March 31, 2018, we also refinanced our long-term debt, extending our due date from September 25, 2021 to March 26, 2023 and the interest rate was reduced from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with no LIBOR floor.

In April 2018, the FDA accepted our NDA for ALKS 5461 for the adjunctive treatment of major depressive disorder (“MDD”) in patients with inadequate response to standard antidepressant therapy. A target action date of January 31, 2019 was assigned for the ALKS 5461 NDA under the Prescription Drug User Fee Act (“PDUFA”).

Products

Marketed Products

Our portfolio of marketed products is designed to address unmet medical needs of patients in major therapeutic areas. See the description of the marketed products below, and refer to “Part I, Item 1A—Risk Factors” of our Annual Report for important factors that could adversely affect our marketed products and to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of our Annual Report for information with respect to the IP protection for these marketed products.

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

In January 2018, U.S. Patent No. 9,861,699 relating to ARISTADA was granted. This patent has claims to methods that confer long-term stability of the ARISTADA formulation, and expires in 2033.

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

In January 2018, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. We are not a party to these proceedings. For further discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 14, Commitments and Contingencies in the “Notes to Condensed Consolidated Financial

Statements” in this Form 10-Q, and for information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” of our Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

We and/or Acorda have received notices of ANDA filings for AMPYRA asserting that a generic form of AMPYRA would not infringe AMPYRA’s Orange Book-listed patents and/or those patents are invalid. In response, we and/or Acorda filed lawsuits against certain of the ANDA filers in the Delaware Court asserting infringement of the ‘938 Patent, which we own, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. In May 2017, Acorda filed its appeal of the Delaware Court Decision with the Federal Circuit with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, certain of the ANDA filers filed a cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. We and Acorda filed an opening brief in August 2017 and the ANDA filers responded in October 2017. Each side subsequently filed a response and reply brief in November 2017. The date for oral argument before the Federal Circuit has been set for June 7, 2018. For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 14, Commitments and Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part I, Item 1A—Risk Factors” of our Annual Report.

The legal proceedings in the Delaware Court related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

BYDUREON and BYDUREON BCise

BYDUREON (exenatide extended-release for injectable suspension) is approved in the U.S. and the EU for the treatment of type 2 diabetes. AstraZeneca is responsible for the development and commercialization of BYDUREON worldwide. BYDUREON, a once-weekly formulation of exenatide, uses our polymer-based microsphere injectable extended-release technology. BYDUREON is manufactured by AstraZeneca. BYDUREON Pen 2 mg, a pre-filled, single-use pen injector that contains the same formulation and dose as the original BYDUREON single-dose tray, is available in the U.S., certain countries in the EU and Japan. BYDUREON was also approved by the FDA in April 2018 as an add-on to basal insulin in adults with type 2 diabetes who have inadequate glycemic control.

BYDUREON BCise, a new formulation of BYDUREON in an improved once-weekly, single-dose autoinjector device for adults with type 2 diabetes was approved by FDA in October 2017 and is available in the U.S. A regulatory application for the new autoinjector device has also been accepted by the EMA.

Key Development Programs

Our R&D is focused on leveraging our formulation expertise and proprietary product platforms to develop novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed under the heading “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q and in “Part I, Item 1A—Risk Factors” of our Annual Report. Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of our Annual Report for information with respect to the IP protection for our development products.

The following graphic summarizes the status of our key development programs:

Preclinical Phase 1 Phase 2 Phase 3 FDA Review

Aripiprazole Lauroxil NanoCrystal® Dispersion Schizophrenia

ALKS 5461 Major Depressive Disorder

ALKS 3831 Schizophrenia

BIIB 098 (formerly ALKS 8700) Multiple Sclerosis

ALKS 4230 Cancer immunotherapy

Aripiprazole Lauroxil NanoCrystal Dispersion

Aripiprazole Lauroxil NanoCrystal Dispersion (“ALNCD”) is a novel, investigational product designed to enable initiation onto any dose or duration of ARISTADA (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia. ALNCD uses our proprietary NanoCrystal technology and provides an extended-release aripiprazole lauroxil formulation having a smaller particle size than ARISTADA, thereby enabling faster dissolution and leading to more rapid achievement of therapeutic levels of aripiprazole. We have submitted a NDA to the FDA for ALNCD to be used as an initiation dose for ARISTADA for the treatment of schizophrenia. The FDA has issued a target action date for the ALNCD NDA of June 30, 2018 under the Prescription Drug User Fee Act.

ALKS 5461

ALKS 5461 is a proprietary, investigational, once-daily, oral medicine that acts as an opioid system modulator and represents a novel mechanism of action for the adjunctive treatment of MDD. ALKS 5461 is a fixed-dose combination of buprenorphine, a partial mu-opioid receptor agonist and kappa-opioid receptor antagonist, and samidorphan, a mu-opioid receptor antagonist. In January 2018, we completed submission of our NDA for ALKS 5461. The NDA is based on a clinical efficacy and safety package with data from more than 30 clinical trials and more than 1,500 patients with MDD.

In March 2018, the FDA issued a refusal to file letter, or RTF, for our ALKS 5461 NDA.  The RTF cited insufficient evidence of effectiveness and the need for additional bridging data between ALKS 5461 and the reference listed drug, buprenorphine.

In April 2018, two weeks after issuing the RTF and after engaging with us, the FDA rescinded the RTF and accepted the NDA for ALKS 5461 for review. The issues noted in the RTF will be addressed within the context of the FDA’s review. The FDA has issued a target action date for the ALKS 5461 NDA of January 31, 2019 under the Prescription Drug User Fee Act.

In March 2018, U.S. Patent Nos. 9,913,837 and 9,918,978 relating to ALKS 5461 were granted. U.S. Patent No. 9,913,837 has claims that cover has claims that cover methods of treating depression, and U.S. Patent No. 9,918,978 has claims that cover compositions of samidorphan and buprenorphine. Both patents expire in 2032.

ALKS 3831

ALKS 3831 is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan in combination with the established antipsychotic drug olanzapine, which is generally available under the name ZYPREXA. ALKS 3831 is designed to provide the strong antipsychotic efficacy of olanzapine and a differentiated safety profile with favorable weight and metabolic properties.

The ENLIGHTEN clinical development program for ALKS 3831 includes two key studies: ENLIGHTEN-1, a study evaluating the antipsychotic efficacy of ALKS 3831 compared to placebo over four weeks and ENLIGHTEN-2, a study assessing weight gain with ALKS 3831 compared to olanzapine in patients with schizophrenia over six months. The program also includes supportive studies to evaluate the pharmacokinetic and metabolic profile of ALKS 3831 and long-term safety.

Results from ENLIGHTEN-2 are expected in the fourth quarter of 2018.

We recently completed the exploratory phase 1 metabolic study of ALKS 3831, assessing the effects of ALKS 3831 on important metabolic parameters compared to olanzapine, and expect to present initial results in the second quarter of 2018.

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

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to BIIB098. For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of our Annual Report. We are generating data from our elective, randomized, head-to-head phase 3 study designed to compare the gastrointestinal tolerability of BIIB098 to TECFIDERA, and have been sharing this data with Biogen. Biogen plans to present data from the complete study in 2019.

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

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing revenues for products that incorporate our technologies, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over-time as products move through the manufacturing process, using a standard cost-based model as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA is recognized at the point in time the product has been fully manufactured. Royalties are generally earned on our licensees’ net sales of products that incorporate our technologies and are recognized in the period the products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the three months ended March 31, 2018 and 2017:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$46.1	$39.2	$6.9
AMPYRA/FAMPYRA	28.3	29.2	(0.9)
RISPERDAL CONSTA	22.7	20.8	1.9
BYDUREON	9.7	12.3	(2.6)
Other	7.8	13.2	(5.4)
Manufacturing and royalty revenues	$114.6	$114.7	$(0.1)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three months ended March 31, 2018, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $696.0 million, as compared to $604.0 million in the three months ended March 31, 2017. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of: 5% on calendar year net sales up to $250 million; 7% on calendar year net sales of between $250 million and $500 million; and 9% on calendar year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year. The adoption of Topic 606 had no impact on the method in which we recognize royalty revenue from sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA.

With the adoption of Topic 606, we changed the way in which we record certain of our manufacturing and royalty revenue for AMPYRA and FAMPYRA. We now record AMPYRA manufacturing and royalty revenue as the product is being manufactured rather than when it is shipped to Acorda. We also now record FAMPYRA manufacturing revenue as the product is being manufactured, rather than when it is shipped, but continue to record royalty revenue when the end-market sale of FAMPYRA occurs. See Note 3, Revenue from Contracts with Customers, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, for additional information regarding the adoption of Topic 606.

There were no material changes in the amount of manufacturing or royalty revenue recognized for AMPYRA and FAMPYRA in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due in part to the adoption of Topic 606. During the three months ended March 31, 2018, we shipped 64% less AMPYRA and 5% less FAMPYRA, than in the three months ended March 31, 2017. However, we recognized $13.7 million in manufacturing revenues from AMPYRA/FAMPYRA for product that was in the manufacturing process at March 31, 2018, that would not have been recognized under Topic 605.

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

For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” and Note 14, Commitments and Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part I, Item 1A—Risk Factors” of our Annual Report. The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

Under Topic 606, we continue to recognize manufacturing revenue for RISPERDAL CONSTA at a point in time, however, we now recognize manufacturing revenue when RISPERDAL CONSTA has been fully manufactured, which is when the product is approved for sale, rather than when it is shipped. We continue to record royalty revenue when the end-market sale of RISPERDAL CONSTA occurs. There were no material changes in the amount of manufacturing or royalty revenue from RISPERDAL CONSTA earned in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

The decrease in BYDUREON royalty revenues in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was due to lower end-market sales of BYDUREON by AstraZeneca. During the three months ended March 31, 2018, AstraZeneca’s end-market sales of BYDUREON were approximately $125.0 million, as compared to $152.8 million in the three months ended March 31, 2017. The adoption of Topic 606 had no impact in the method in which we recognize royalty revenue from sales of BYDUREON.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and ARISTADA in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In millions)	2018	% of Sales	2017	% of Sales
Product sales, gross	$177.6	100.0%	$132.6	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(41.6)	(23.4)%	(27.6)	(20.8)%
Chargebacks	(14.7)	(8.3)%	(9.7)	(7.3)%
Product discounts	(14.1)	(7.9)%	(10.2)	(7.7)%
Medicare Part D	(5.4)	(3.0)%	(2.3)	(1.7)%
Other	(10.0)	(5.7)%	(6.3)	(4.8)%
Total adjustments	(85.8)	(48.3)%	(56.1)	(42.3)%
Product sales, net	$91.8	51.7%	$76.5	57.7%

Our product sales, net for VIVITROL and ARISTADA in the three months ended March 31, 2018 were $62.7 million and $29.2 million, respectively, as compared to $58.5 million and $18.0 million in the three months ended March 31, 2017, respectively.

The increase in product sales, gross, in the three months ended March 31, 2018, as compared to the corresponding prior period, was due to increased sales of both VIVITROL and ARISTADA. VIVITROL product sales, gross, increased by 21% in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, which was due to an increase in the number of VIVITROL units sold. ARISTADA product sales, gross, increased by 82% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, which was due to a 61% increase in the number of ARISTADA units sold and a 3% price increase that went into effect in January 2018.

Research and Development Revenue

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Research and development revenue	$18.7	$0.6	$18.1

The increase in R&D revenue in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was due to the revenue earned under the license and collaboration agreement we entered into during the three months ended December 31, 2017 with Biogen for BIIB098. Under the agreement, since January 1, 2018, Biogen is responsible for all of the BIIB098 development costs we incur, subject to annual budget limitations.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Cost of goods manufactured and sold	$44.5	$40.4	$(4.1)

The increase in cost of goods manufactured and sold in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to the restructuring activity at our Athlone, Ireland manufacturing facility. During the three months ended March 31, 2018, management approved a plan designed to streamline future operational performance which included a reduction in headcount of 24 employees. Accordingly, we recorded a restructuring charge of $3.2  million within cost of goods manufactured and sold which consisted of severance and outplacement services. We will make severance payments and pay for outplacement services through June 2018.

Research and Development Expense

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include clinical and non‑clinical activities performed by contract research organizations, consulting fees, laboratory services, purchases of drug product materials and third‑party manufacturing development costs. Internal R&D expenses include employee‑related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, internal R&D expenses are not tracked by individual program as they benefit multiple programs or our technologies in general.

The following table sets forth our external R&D expenses for the three months ended March 31, 2018 and 2017 relating to each of our key development programs, all other development programs and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 3831	$15.1	$25.8	$10.7
BIIB098	11.5	14.7	3.2
ALKS 5461	8.3	9.2	0.9
ALKS 4230	7.1	1.9	(5.2)
ARISTADA and ARISTADA line extensions	4.6	1.9	(2.7)
Other external R&D expenses	11.2	9.9	(1.3)
Total external R&D expenses	57.8	63.4	5.6
Internal R&D expenses:
Employee-related	39.6	31.7	(7.9)
Occupancy	2.7	2.4	(0.3)
Depreciation	2.9	2.4	(0.5)
Other	5.3	4.9	(0.4)
Total internal R&D expenses	50.5	41.4	(9.1)
Research and development expenses	$108.3	$104.8	$(3.5)

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

The decrease in expenses related to ALKS 3831 was primarily due to the decrease in activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively, partially offset by an increase in activity within a phase 3 study of ALKS 3831 in young adults, which was initiated in June 2017. The decrease in expenses related to BIIB098 was primarily due to the timing of activity within the two-year, multicenter, open-label phase 3 study designed to assess the safety of BIIB098, which was initiated in December 2015. We also initiated an elective, randomized, head-to-head phase 3 study designed to compare the gastrointestinal tolerability of BIIB098 to TECFIDERA in patients with relapsing-remitting MS in March 2017. The decrease in expenses related to ALKS 5461 was primarily due to a decrease in activity within the program as we completed submission of our NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of MDD in January 2018. The increase in expenses related to ALKS 4230 was primarily related to the timing of the phase 1 study, as described above under the heading “ALKS 4230”.  The increase in expenses related to ARISTADA and ARISTADA line extensions was primarily due to an increase in the activity in a phase 3b clinical study to evaluate the efficacy and safety of ARISTADA and INVEGA SUSTENNA in patients experiencing an acute exacerbation of schizophrenia.

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 17% from March 31, 2017 to March 31, 2018.

Selling, General and Administrative Expense

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Selling, general and administrative expense	$118.1	$102.1	$(16.0)

The increase in selling, general and administrative (“SG&A”) expense in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an increase in employee-related expenses of $9.0 million and marketing and professional service fees of $5.9 million. The increase in employee-related expenses was primarily due to an increase in our SG&A-related headcount of 16% from March 31, 2017 to March 31, 2018. The increase in marketing and professional services fees was primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase in patient access support services, such as reimbursement and transition assistance, for both of these products.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Amortization of acquired intangible assets	$16.1	$15.3	$(0.8)

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2018 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively.

Other Expense, Net

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Interest income	$1.5	$0.9	$0.6
Interest expense	(5.5)	(2.8)	(2.7)
Change in the fair value of contingent consideration	(1.9)	1.6	(3.5)
Other income (expense), net	0.8	(1.4)	2.2
Total other expense, net	$(5.1)	$(1.7)	$(3.4)

The increase in interest expense was due to the Refinancing in March 2018. The Refinancing, which, among other things, extended the due date of the term loan from September 25, 2021 to March 26, 2023 and lowered the interest rate on our term loan from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with no LIBOR floor, resulted in a charge of $2.3 million in the three months ended March 31, 2018. The Refinancing is discussed in greater detail in Note 10, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

The decrease in the fair value of contingent consideration during the three months ended March 31, 2018, was primarily due to an increase in the discount rate used in the analysis and a change in the assumptions surrounding the timing of cash flows. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Benefit

	Three Months Ended		Change
	March 31,		Favorable/
(In millions)	2018	2017	(Unfavorable)
Income tax benefit	$(4.5)	$(3.7)	$0.8

The income tax benefit in each of the three months ended March 31, 2018 and 2017 primarily relates to U.S. federal and state taxes. The favorable change in income taxes in the three months ended March 31, 2018, as compared to the corresponding prior period, was primarily due to a decrease in income earned.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2018			December 31, 2017
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$79.3	$107.2	$186.5	$114.7	$76.6	$191.3
Investments—short-term	121.4	96.7	218.1	127.5	114.7	242.2
Investments—long-term	93.2	44.3	137.5	108.9	48.3	157.2
Total cash and investments	$293.9	$248.2	$542.1	$351.1	$239.6	$590.7
Outstanding borrowings—short and long-term	$280.9	$—	$280.9	$281.4	$—	$281.4

At March 31, 2018, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$218.7	$—	$(0.6)	$218.1
Investments—long-term available-for-sale	134.9	—	(1.1)	133.8
Investments—long-term held-to-maturity	3.5	0.2	—	3.7
Total	$357.1	$0.2	$(1.7)	$355.6

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2018, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investments balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least twelve months following the date on which this Form 10-Q is filed. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, debt refinancings, arrangements relating to assets or other financing methods or structures.

Information about our cash flows, by category, is presented in “Part I, Item 1–Condensed Consolidated Financial Statements of Cash Flows” of this Form 10-Q. The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash and cash equivalents, beginning of period	$191.3	$186.4
Cash used in operating activities	(26.8)	(13.7)
Cash provided by investing activities	25.3	15.4
Cash used in financing activities	(3.3)	(6.8)
Cash and cash equivalents, end of period	$186.5	$181.3

The increase in cash flows used in operating activities in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a 17% increase in cash paid to our employees, a 7% increase in cash paid to our suppliers and $1.8 million paid in various fees in connection with the debt modification portion of the Refinancing, partially offset by a 7% increase in cash received from our customers.  The increase in cash paid to employees was primarily due to a 14% increase in our headcount from March 31, 2017 to March 31, 2018. The increase in cash paid to our suppliers was primarily related to the timing of, and an increase in the volume of payments. The increase in cash received from our customers was primarily due to the increase in revenue, as previously discussed.

The increase in cash flows provided by investing activities in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an $18.7 million increase in the net sales of investments, partially offset by a $9.1 million increase in additions to our property, plant and equipment.

The decrease in cash flows used in financing activities in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a $6.0 million increase in the amount of cash we received from our employees upon the exercise of stock options, partially offset by a $2.6 million increase in employee taxes paid related to the net share settlement of equity awards.

Borrowings

In March 2018, the Company completed the Refinancing related to the 2023 Term Loans. The 2023 Term Loans mature on March 26, 2023, bear interest for LIBOR Rate Loans (as defined in the Amended Credit Agreement) at LIBOR plus 2.25%, with no LIBOR floor and for ABR Loans (as defined in the Amended Credit Agreement) at ABR plus 1.25%, with an ABR floor of 1.00%.

The 2023 Term Loans amortize in equal quarterly amounts of 0.25% of the original principal amount of the loan, with the balance payable at maturity. The credit agreement, as amended by the March 2018 amendment (the “Amended Credit Agreement”), provides for incremental capacity in an amount of $175,000,000 plus additional amounts so long as the Company meets certain conditions, including a specified leverage ratio. The Amended Credit Agreement includes customary restrictive covenants subject to certain exceptions and baskets.  The Amended Credit Agreement also contains customary affirmative covenants and events of default.

At March 31, 2018, the principal balance of our borrowings consisted of $284.3 million outstanding under our 2023 Term Loans. See Note 10, Long-Term Debt, in the “Notes to condensed Consolidated Financial Statements” in this Form 10-Q, for a further discussion of our 2023 Term Loans.

Contractual Obligations

In March 2018, we entered into a lease agreement for 900 Winter Street. The lease is for approximately 220,000 square feet of office and laboratory space in Waltham, Massachusetts and the term of the lease shall commence on the earlier of the Delivery Date or Commencement Date. The initial lease term expires on the last day of the calendar month in which the fifteenth (15th)  anniversary of the Commencement Date occurs, with an option to extend for an additional ten (10) years.

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our other contractual obligations. Other than the entry into the lease agreement for 900 Winter Street, our contractual obligations have not materially changed from the date of our Annual Report.

Off-Balance Sheet Arrangements

At March 31, 2018, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our critical accounting estimates. In addition, refer to Note 3, Revenue from Contracts with Customers, in this Form 10-Q for a discussion of how we changed the way in which we recognize revenue under Topic 606.

New Accounting Standards

Refer to “New Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a discussion of certain new accounting standards applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2017, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2017.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), on March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, refer to Note 14,  Commitments and Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

 Information regarding risk factors appears in “Part I, Item 1A—Risk Factors” of our Annual Report and under the heading “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2018. As of March 31, 2018, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended March 31, 2018, we acquired 261,159 Alkermes ordinary shares, at an average price of $60.21 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended March 31, 2018, Messrs. James M. Frates, Michael J. Landine, Richard F. Pops and Mark Stejbach, each an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #†	Offer Letter between Alkermes, Inc. and James R. Robinson, Jr., dated February 28, 2018.
10.2 †

Form of Employment Agreement entered into by and between Alkermes, Inc. and James R. Robinson, Jr. (incorporated by reference to Exhibit 10.1 of the Alkermes plc Quarterly Report on Form 10-Q filed on November 2, 2016).

10.3 #*

Third Amendment to Development and License Agreement, dated March 20, 2018, by and between Amylin Pharmaceuticals, LLC and Alkermes Pharma Ireland Limited (as successor-in-interest to Alkermes Controlled Therapeutics Inc. II), amending that certain Development and License Agreement, by and between ACTII and Amylin, dated May 15, 2000, as amended on October 24, 2005 and July 17, 2006.

10.4 #	Lease between Alkermes, Inc. and PDM 900 Unit, LLC, dated March 23, 2018.
10.5 #

Amendment No. 5, dated as of March 26, 2018, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, as further amended by Amendment No. 2 on February 14, 2013, as amended by Amendment No. 3 and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2013, and as amended by Amendment No. 4, dated as of October 12, 2016, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.

31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

Date: April 26, 2018