Form 10-Q
period 2018-06-30
Alkermes plc.
filed 2018-07-26
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 23, 2018 was 155,315,178 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®,  ARISTADA INITIOTM,  LinkeRx®, NanoCrystal® and VIVITROL®.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,849	$191,296
Investments—short-term	277,658	242,208
Receivables, net	255,230	233,590
Contract assets	14,582	—
Inventory	87,165	93,275
Prepaid expenses and other current assets	49,639	48,475
Total current assets	840,123	808,844
PROPERTY, PLANT AND EQUIPMENT, NET	296,635	284,736
INTANGIBLE ASSETS, NET	223,852	256,168
INVESTMENTS—LONG-TERM	127,012	157,212
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	63,300	84,800
DEFERRED TAX ASSETS	93,066	98,560
OTHER ASSETS	14,625	14,034
TOTAL ASSETS	$1,751,486	$1,797,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$279,702	$286,166
Contract liabilities—short-term	4,928	1,956
Long-term debt—short-term	2,843	3,000
Total current liabilities	287,473	291,122
LONG-TERM DEBT	277,548	278,436
OTHER LONG-TERM LIABILITIES	22,453	19,204
CONTRACT LIABILITIES—LONG-TERM	5,857	5,657
Total liabilities	593,331	594,419
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 157,612,457 and 156,057,632 shares issued; 155,302,753 and 154,009,456 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1,573	1,557
Treasury shares, at cost (2,309,704 and 2,048,176 shares at June 30, 2018 and December 31, 2017, respectively)	(105,088)	(89,347)
Additional paid-in capital	2,406,861	2,338,755
Accumulated other comprehensive loss	(3,980)	(3,792)
Accumulated deficit	(1,141,211)	(1,044,365)
Total shareholders’ equity	1,158,155	1,202,808
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,751,486	$1,797,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$128,241	$129,252	$242,842	$243,931
Product sales, net	109,807	88,756	201,649	165,212
License revenue	48,250	—	48,250	—
Research and development revenue	18,344	833	37,051	1,476
Total revenues	304,642	218,841	529,792	410,619
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	43,417	39,775	87,893	80,187
Research and development	106,823	99,153	215,169	203,988
Selling, general and administrative	138,257	108,950	256,404	211,049
Amortization of acquired intangible assets	16,247	15,472	32,316	30,774
Total expenses	304,744	263,350	591,782	525,998
OPERATING LOSS	(102)	(44,509)	(61,990)	(115,379)
OTHER EXPENSE, NET:
Interest income	1,900	1,171	3,386	2,114
Interest expense	(3,126)	(2,923)	(8,614)	(5,687)
Change in the fair value of contingent consideration	(19,600)	700	(21,500)	2,300
Other expense, net	(3,517)	(119)	(2,725)	(1,618)
Total other expense, net	(24,343)	(1,171)	(29,453)	(2,891)
LOSS BEFORE INCOME TAXES	(24,445)	(45,680)	(91,443)	(118,270)
INCOME TAX PROVISION (BENEFIT)	8,204	(2,681)	3,711	(6,390)
NET LOSS	$(32,649)	$(42,999)	$(95,154)	$(111,880)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.21)	$(0.28)	$(0.61)	$(0.73)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	155,176	153,392	154,802	153,050
COMPREHENSIVE LOSS:
Net loss	$(32,649)	$(42,999)	$(95,154)	$(111,880)
Holding gain (loss), net of a tax provision (benefit) of $47, $(71), $(53) and $(49), respectively	148	(133)	(188)	(61)
COMPREHENSIVE LOSS	$(32,501)	$(43,132)	$(95,342)	$(111,941)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,154)	$(111,880)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	51,491	48,269
Share-based compensation expense	50,975	43,848
Deferred income taxes	3,368	(6,863)
Change in the fair value of contingent consideration	21,500	(2,300)
Loss on debt refinancing	2,298	—
Payment made for debt refinancing	(2,251)	—
Other non-cash charges	1,398	3,532
Changes in assets and liabilities:
Receivables	(21,640)	(8,606)
Contract assets	(5,471)	—
Inventory	(2,082)	(14,585)
Prepaid expenses and other assets	(1,615)	(5,574)
Accounts payable and accrued expenses	(2,624)	13,400
Contract liabilities	1,343	(473)
Other long-term liabilities	3,752	5,034
Cash flows provided by (used in) operating activities	5,288	(36,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(35,420)	(20,656)
Proceeds from the sale of equipment	423	7
Purchases of investments	(138,644)	(160,554)
Sales and maturities of investments	133,101	190,642
Cash flows (used in) provided by investing activities	(40,540)	9,439
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	17,000	16,404
Employee taxes paid related to net share settlement of equity awards	(15,742)	(16,417)
Payment made for debt refinancing	(743)	—
Principal payments of long-term debt	(710)	(1,500)
Cash flows used in financing activities	(195)	(1,513)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,447)	(28,272)
CASH AND CASH EQUIVALENTS—Beginning of period	191,296	186,378
CASH AND CASH EQUIVALENTS—End of period	$155,849	$158,106
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$7,246	$4,531

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax provision (benefit) in the three and six months ended June 30, 2018 and 2017 primarily related to U.S. federal and state taxes. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At June 30, 2018, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

As of June 30, 2018, the Company has not modified its position with respect to provisional amounts recorded to its financial statements as a result of the Tax Cuts and Jobs Act (“Tax Reform”) that was enacted in December 2017. The Company will continue to analyze the impact of Tax Reform on the Company. For additional information, please refer to Note 2, Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Annual Report.

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

In January 2016, the FASB issued guidance that enhances the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this guidance include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for the Company in this year ending December 31, 2018, and the Company has determined that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This guidance becomes effective for the Company in the year ending December 31, 2019 and the Company continues to assess the impact that this guidance will have on its consolidated financial statements. At this time, the Company cannot conclude as to the total expected impact the adoption of this new guidance will have on its consolidated financial statements, but does believe that the adoption will have a material impact on the Company’s balance sheet as it currently has, among other operating leases, two operating leases for 67,000 and 175,000 square feet of office and laboratory space in two separate locations in Waltham, Massachusetts that expire in 2020 and 2021, respectively, and an operating lease for 14,600 square feet of corporate office space in Dublin, Ireland that expires in 2022. In addition, during the three months ended March 31, 2018, the Company entered into a lease for 220,000 square feet of office and laboratory space to be constructed in Waltham, Massachusetts with a delivery date of January 2020.

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Under Topic 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract(s); and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

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

During the three and six months ended June 30, 2018 and 2017, the Company recorded manufacturing and royalty revenues from its collaborative arrangements as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$63,250	$63,250	$—	$109,336	$109,336
AMPYRA/FAMPYRA	11,543	8,135	19,678	25,106	22,831	47,937
RISPERDAL CONSTA	17,237	4,694	21,931	35,029	9,606	44,635
BYDUREON	—	13,509	13,509	—	23,258	23,258
Other	8,148	1,725	9,873	14,384	3,292	17,676
	$36,928	$91,313	$128,241	$74,519	$168,323	$242,842

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$56,642	$56,642	$—	$95,824	$95,824
AMPYRA/FAMPYRA	12,233	13,023	25,256	26,069	28,406	54,475
RISPERDAL CONSTA	20,380	5,147	25,527	36,020	10,328	46,348
BYDUREON	—	11,635	11,635	—	23,901	23,901
Other	7,821	2,371	10,192	17,197	6,186	23,383
	$40,434	$88,818	$129,252	$79,286	$164,645	$243,931

Manufacturing revenues— The Company recognizes manufacturing revenues from the sale of products it manufactures, which is its one performance obligation under such arrangements, for resale by its licensees. Manufacturing revenues for the Company’s partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of goods. The Company recognizes manufacturing revenue from these products over time as it determined, in each instance, that it has a right to payment for performance completed to date if its customer were to terminate the manufacturing agreement for reasons other than the Company’s non-performance and the products have no alternative future use. The Company invoices its licensees upon shipment with payment terms between 30 to 90 days. Prior to the adoption of Topic 606, the Company recorded manufacturing revenue from the sale of products it manufactures for resale by its partners after the Company had shipped such products and risk of loss had passed to the Company’s partner, assuming persuasive evidence of an arrangement existed, the sales price was fixed or determinable and collectability was reasonably assured.

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

Royalty revenues—The Company recognizes royalty revenues related to the sale of products by its licensees that incorporate the Company's technologies. Royalties, with the exception of those earned on sales of AMPYRA as set forth below, qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's partner and the Company has a present right to payment. Royalties on AMPYRA manufactured under our license and supply agreements with Acorda are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of such agreements entitle the Company to royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the end-market sales of the licensee. Certain of the Company's royalty revenues are recognized by the Company based on information supplied to the Company by its partners and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

known, which is generally within the same quarter. The difference between the Company’s actual and estimated royalty revenues has not been material.

Multiple Element Arrangements

When entering into multiple element arrangements, the Company identifies whether its performance obligations under the arrangement represent a distinct good or service or a series of distinct goods or services. A series of distinct goods or services is required to be accounted for as a single performance obligation provided that (i) each distinct good or service in the series promised would meet the criteria to be a performance obligation satisfied over time; and (ii) the same method would be used to measure the Company’s progress toward complete satisfaction of the performance obligation to transfer each distinct good or service in the series to the customer. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available.

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

In November 2017, the Company granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into this agreement in November 2017, the Company received an up-front cash payment of $28.0 million. In June 2018, the Company received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098. The Company is also eligible to receive an additional payment of $150.0 million upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) new drug application (“NDA”) (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, the Company will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098. The Company will also receive royalties on net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement,  at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to low double-digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all such products and the minimum annual payments for BIIB098 are subject to reductions as set forth in the agreement. Biogen paid a portion of the BIIB098 development costs the Company incurred in 2017 and, since January 1, 2018, Biogen is responsible for all BIIB098 development costs the Company incurs, subject to annual budget limitations. The Company has retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

The Company evaluated the agreement under Topic 606 and determined that it had four initial performance obligations: (i) the grant of a distinct, right-to-use license to Biogen; (ii) future development services; (iii) clinical supply; and (iv) participation on a joint steering committee with Biogen. The participation on the joint steering committee was considered to be perfunctory and thus not recognized as a separate unit of accounting. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

The consideration allocable to the delivered performance obligation(s) is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. The Company allocated the non-contingent consideration to each unit of accounting using the relative selling price method based on its best estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the fair value of the license in order to allocate the consideration to the performance obligations. To estimate the fair value of the license, the Company assessed the likelihood of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and the maintenance of the IP protecting BIIB098. The Company then discounted these cash flows using a discount rate of 8.0%, which it believes captures a market participant’s view of the risk associated with the expected cash flows. The best estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

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

The Company determined that the future milestones it is entitled to receive, including the $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098, and sales-based royalties, are variable consideration. The Company is using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into. Accordingly, the Company has not included these milestones or royalties in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

During the three months ended June 30, 2018, the Company recognized $48.3 million in license revenue related to the license and collaboration agreement with Biogen for BIIB098, which was triggered by Biogen’s decision to pay the $50.0 million option payment following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098, including certain data from the long-term safety clinical trial and part A of the elective, randomized, head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and dimethyl fumarate. The Company previously determined that this $50.0 million milestone payment was variable consideration, as described above, and was not included in the initial transaction price as it was not probable that a significant reversal in the amount of cumulative revenue recognized would not occur. Upon receipt of the $50.0 million payment, the constraint preventing revenue recognition from previously occurring was removed and the payment was included in the transaction price and allocated to the performance obligations, as previously described. The Company recognized the transaction price allocated to the license upon receipt of the $50.0 million payment as the license had already been delivered to Biogen. The remaining $1.7 million of the $50.0 million payment was allocated to future development services and clinical supply, which will be accounted for as R&D revenue.

Research and development revenue—R&D revenue consists of funding that compensates the Company for formulation, pre‑clinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent (“FTE”) or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the R&D arrangements are performed. The research and development revenue recorded during the three and six months ended June 30, 2018 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for BIIB098.

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

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

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

●Product Discounts—cash consideration, including sales incentives, given by the Company under agreements with a number of wholesaler, distributor, pharmacy, and treatment provider customers that provide them with a discount on the purchase price of products. The reserve is made using the most likely amount method and to date, actual product discounts have not differed materially from the Company’s estimates; and

●Product Returns—the Company records an estimate for product returns at the time its customers take title to the Company’s product. The Company estimates this liability using the most likely amount method based on its historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed.

During the three and six months ended June 30, 2018 and 2017, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
VIVITROL	$76,203	$66,071	$138,885	$124,527
ARISTADA	33,604	22,685	62,764	40,685
Total product sales, net	$109,807	$88,756	$201,649	$165,212

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Receivables, Net—Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was $0.2 million at June 30, 2018 and December 31, 2017.

Contract Assets—Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time. The products included in the contract assets table below complete the manufacturing process in ten days to eight weeks. As such, the Company availed itself of the practical expedient to not disclose the transaction price allocated to the remaining performance obligations as the only performance obligation is completing the manufacturing of such products, and the time remaining to manufacture the products is generally less than eight weeks. Contract assets are classified as current.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2018	$9,110
Additions	38,364
Transferred to receivables, net	(32,892)
Contract assets at June 30, 2018	$14,582

Contract Liabilities—The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2018	$9,442
Additions	3,614
Amounts recognized into revenue	(2,271)
Contract liabilities at June 30, 2018	$10,785

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company adopted Topic 606 using the modified retrospective method. As such, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the old revenue recognition guidance (“Topic 605”). The quantitative impacts of the changes are set out below for each of the condensed consolidated balance sheet and the condensed consolidated statement of operations for the current reporting period.

ADJUSTED CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018
	As Reported	Adjustment		Balances Without Adoption of Topic 606
	(In thousands)
ASSETS
Contract assets	$14,582	$(14,582)	(1)	$—
Inventory	87,165	9,346	(2)	96,511
Deferred tax asset	93,066	(223)	(3)	92,843

LIABILITIES
Contract liabilities—short-term	$4,928	$(4,928)	(4)	$—
Deferred revenue—short-term	—	3,189	(4)	3,189
Contract liabilities—long-term	5,857	(5,857)	(4)	—
Deferred revenue—long-term	—	5,030	(4)	5,030

SHAREHOLDERS' EQUITY
Accumulated deficit	$(1,141,211)	$(2,893)	(5)	$(1,144,104)

The adjustments are a result of the following:

(1)	Adjustment to contract assets is to reverse revenue recognized over time under Topic 606.
(2)	Adjustment to inventory to add back the cost of goods manufactured related to the revenue transactions summarized in item (1), above.
(3)	Adjustment to deferred tax asset is to apply the tax impact of the revenue transactions summarized in item (1), above.
(4)

Adjustment to contract liabilities—short-term and contract liabilities—long-term to reclassify amounts previously classified as deferred revenue—short-term and deferred revenue—long-term under Topic 605.

(5)	Adjustment to accumulated deficit for the net impact of the transactions noted in items (1) through (4), above.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

ADJUSTED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	As Reported	Adjustment		Balances Without Adoption of Topic 606	As Reported	Adjustment		Balances Without Adoption of Topic 606
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$128,241	$11,487	(1)	$139,728	$242,842	$(5,472)	(1)	$237,370
Product sales, net	109,807	—		109,807	201,649	—		201,649
License revenue	48,250	(48,250)	(2)	—	48,250	(48,250)	(2)	—
Research and development revenue	18,344	49,819	(3)	68,163	37,051	49,641	(3)	86,692
Total revenues	304,642	13,056		317,698	529,792	(4,081)		525,711
EXPENSES:
Cost of goods manufactured and sold	43,417	4,988	(4)	48,405	87,893	1,139	(4)	89,032
Research and development	106,823	—		106,823	215,169	—		215,169
Selling, general and administrative	138,257	—		138,257	256,404	—		256,404
Amortization of acquired intangible assets	16,247	—		16,247	32,316	—		32,316
Total expenses	304,744	4,988		309,732	591,782	1,139		592,921
Operating loss	(102)	8,068		7,966	(61,990)	(5,220)		(67,210)
Other expense, net	(24,343)	—		(24,343)	(29,453)	—		(29,453)
Loss before income taxes	(24,445)	8,068		(16,377)	(91,443)	(5,220)		(96,663)
Income tax provision	8,204	1,372		9,576	3,711	115		3,826
Net loss	$(32,649)	$6,696		$(25,953)	$(95,154)	$(5,335)		$(100,489)

Loss per ordinary share — basic and diluted	$(0.21)	$0.04		$(0.17)	$(0.61)	$(0.04)		$(0.65)

The adjustments are a result of the following:

(1)	Adjustment to manufacturing and royalty revenues to recognize revenue under Topic 605 in the three and six months ended June 30, 2018 that was recognized under Topic 606.
(2)	Adjustments to license revenue during the three and six months ended June 30, 2018 to recognize revenue under Topic 605 that was recognized under Topic 606.
(3)	Adjustments to research and development revenue during the three and six months ended June 30, 2018 to recognize revenue under Topic 605 that was recognized under Topic 606.
(4)	Adjustment to cost of goods manufactured and sold to recognize the cost from the transactions noted in item (1), above.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2018	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$167,322	$3	$(144)	$(116)	$167,065
Corporate debt securities	76,908	14	(151)	(12)	76,759
International government agency debt securities	33,885	2	(53)	—	33,834
Total short-term investments	278,115	19	(348)	(128)	277,658
Long-term investments:
Available-for-sale securities:
Corporate debt securities	67,126	—	(503)	(35)	66,588
U.S. government and agency debt securities	35,457	—	(273)	(76)	35,108
International government agency debt securities	21,875	—	(186)	—	21,689
	124,458	—	(962)	(111)	123,385
Held-to-maturity securities:
Fixed term deposit account	1,667	169	—	—	1,836
Certificates of deposit	1,791	—	—	—	1,791
	3,458	169	—	—	3,627
Total long-term investments	127,916	169	(962)	(111)	127,012
Total investments	$406,031	$188	$(1,310)	$(239)	$404,670

December 31, 2017
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$150,673	$1	$(130)	$(233)	$150,311
Corporate debt securities	56,552	3	(48)	(10)	56,497
International government agency debt securities	35,478	1	(54)	(25)	35,400
Total short-term investments	242,703	5	(232)	(268)	242,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	83,924	—	(300)	(34)	83,590
U.S. government and agency debt securities	48,948	—	(270)	(71)	48,607
International government agency debt securities	21,453	—	(118)	—	21,335
	154,325	—	(688)	(105)	153,532
Held-to-maturity securities:
Fixed term deposit account	1,667	222	—	—	1,889
Certificates of deposit	1,791	—	—	—	1,791
	3,458	222	—	—	3,680
Total long-term investments	157,783	222	(688)	(105)	157,212
Total investments	$400,486	$227	$(920)	$(373)	$399,420

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Proceeds from the sales and maturities of marketable securities	$133,101	$190,642
Realized gains	$4	$9
Realized losses	$5	$3

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s available-for-sale and held-to-maturity securities at June 30, 2018 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$251,659	$251,240	$1,791	$1,791
After 1 year through 5 years	150,914	149,803	1,667	1,836
Total	$402,573	$401,043	$3,458	$3,627

At June 30, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of U.S. government and agency debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of June 30, 2018, the Company’s total contribution in Fountain was equal to €4.2 million. The Company’s commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the three and six months ended June 30, 2018, the Company recorded a decrease in its investment in Fountain of $0.4 million and $0.5 million, respectively. During the three and six months ended June 30, 2017, the Company recorded a decrease in its investment in Fountain of less than $0.1 million and $0.6 million, respectively. The decreases recorded represent the Company’s proportional share of Fountain’s net losses for these periods. The Company’s $3.4 million and $3.7 million net investment in Fountain at June 30, 2018 and December 31, 2017, respectively, was included within “Other assets” in the accompanying condensed consolidated balance sheets.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,836	$1,836	$—	$—
U.S. government and agency debt securities	202,173	150,235	51,938	—
Corporate debt securities	143,347	—	142,855	492
International government agency debt securities	55,523	—	55,523	—
Contingent consideration	63,300	—	—	63,300
Common stock warrants	428	—	—	428
Total	$466,607	$152,071	$250,316	$64,220

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,889	$1,889	$—	$—
U.S. government and agency debt securities	198,918	124,958	73,960	—
Corporate debt securities	140,087	—	140,087	—
International government agency debt securities	56,735	—	56,735	—
Contingent consideration	84,800	—	—	84,800
Common stock warrants	1,395	—	—	1,395
Total	$483,824	$126,847	$270,782	$86,195

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the six months ended June 30, 2018. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at June 30, 2018:

(In thousands)	Fair Value
Balance, January 1, 2018	$86,195
Purchase of corporate debt security	492
Change in the fair value of contingent consideration	(21,500)
Decrease in the fair value of warrants	(967)
Balance, June 30, 2018	$64,220

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

The Company’s contingent consideration relates to the divestiture of its Gainesville, GA facility (the “Gainesville Transaction”), as summarized in Note 15, Divestiture, in the “Notes to Consolidated Financial Statements” of the Company’s Annual Report. At June 30, 2018, the Company determined the value of the contingent consideration using the following valuation approaches:

•     The Company is entitled to receive $45.0 million upon regulatory approval of the first NDA for IV/IM and parenteral forms of Meloxicam or any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro Pharma, Inc. (“Recro”) was provided a right of use, through license or transfer (the “Meloxicam Product(s)”). The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving this regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone event to occur in the second quarter of 2019 and used a discount rate of 4.4%;

•     The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales of such Meloxicam Product assuming approval and IP protection. The Company then discounted these expected payments using a discount rate of 16.0%, which it believes captures a market participant’s view of the risk associated with the expected payments; and

•     The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The sales milestones were determined through the use of a real

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which ranged from 4.2% to 5.9%.

At June 30, 2018 and December 31, 2017, the Company determined that the value of the contingent consideration was $63.3 million and $84.8 million, respectively. The Company recorded a decrease of $19.6 million and $21.5 million during the three and six months ended June 30, 2018, respectively, and an increase of $0.7 million and $2.3 million during the three and six months ended June 30, 2017, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

As part of the Gainesville Transaction, the Company also received warrants to purchase 350,000 shares of Recro common stock at a per share exercise price of $19.46.  The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at June 30, 2018:

Closing stock price at June 30, 2018	$5.02
Warrant strike price	$19.46
Expected term (years)	3.78
Risk-free rate	2.67%
Volatility	74.0%

During the three and six months ended June 30, 2018, the Company determined that the fair value of the warrants, recorded within “Other assets” in the accompanying condensed consolidated balance sheets, decreased by $1.3 million and $1.0 million, respectively, and during the three and six months ended June 30, 2017, decreased by $0.4 million and $0.2 million, respectively. The change in the fair value of the warrants was recorded within “Other expense, net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Raw materials	$31,328	$29,883
Work in process	37,180	38,964
Finished goods(1)	18,657	24,428
Total inventory	$87,165	$93,275

(1)	At June 30, 2018 and December 31, 2017, the Company had $13.3 million and $8.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Land	$6,293	$6,293
Building and improvements	156,168	155,198
Furniture, fixtures and equipment	301,012	289,455
Leasehold improvements	19,890	19,578
Construction in progress	72,010	54,270
Subtotal	555,373	524,794
Less: accumulated depreciation	(258,738)	(240,058)
Total property, plant and equipment, net	$296,635	$284,736

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		Six Months Ended
		June 30, 2018
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(294,147)	$171,443
NanoCrystal technology	13	74,600	(35,081)	39,519
OCR technologies	12	42,560	(29,670)	12,890
Total		$582,750	$(358,898)	$223,852

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at June 30, 2018 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Accounts payable	$57,879	$55,526
Accrued compensation	43,929	54,568
Accrued sales discounts, allowances and reserves	124,363	111,137
Accrued other	53,531	64,935
Total accounts payable and accrued expenses	$279,702	$286,166

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
2023 Term Loans, due March 26, 2023	$280,391	$281,436
Less: current portion	(2,843)	(3,000)
Long-term debt	$277,548	$278,436

In March 2018, the Company amended and refinanced its existing term loan, referred to as Term Loan B-1 (as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with no LIBOR floor and increase covenant flexibility (the “Refinancing”).

The Refinancing involved multiple lenders who were considered members of a loan syndicate. In determining whether the Refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial. A change in the debt terms was considered to be substantial if the present value of the remaining cash flows under the new terms of the 2023 Term Loans was at least 10% different from the present value of the remaining cash flows under the former Term Loan B-1 (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual creditor participating in the loan syndication. With the exception of one lender, who owned 1% of the total outstanding principal amount of Term Loan B-1 at the date of the Refinancing and was accounted for as a debt extinguishment, the Refinancing was accounted for as a debt modification.

The Refinancing resulted in a $2.3 million charge in the three months ended March 31, 2018, which was included in “Interest expense” in the accompanying condensed consolidated statement of operations and comprehensive loss.

11. RESTRUCTURING

On January 25, 2018, the Company’s management approved a restructuring plan at its Athlone, Ireland manufacturing facility designed to streamline future operational performance. The restructuring plan included a reduction in headcount of 24 employees. In connection with this restructuring plan, during the six months ended June 30, 2018, the Company recorded a restructuring charge of $3.2 million within cost of goods manufactured and sold and $0.4 million within R&D expense, which consisted of severance and outplacement services. As of June 30, 2018, the Company had made substantially all of its severance and outplacement services payments related to this restructuring.

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Cost of goods manufactured and sold	$2,454	$1,908	$3,872	$4,141
Research and development	8,552	5,661	15,266	11,255
Selling, general and administrative	19,927	15,110	31,837	28,452
Total share-based compensation expense	$30,933	$22,679	$50,975	$43,848

At June 30, 2018 and December 31, 2017, $0.5 million and $0.4 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2017, the compensation committee of the Company’s board of directors approved awards of restricted stock units (“RSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

achievement of the following performance criteria: (i) FDA approval of the NDA for ALKS 5461, (ii) the achievement of the pre-specified primary efficacy endpoints in each of two phase 3 studies of ALKS 3831, and (iii) revenues equal to or greater than a pre-specified amount for the year ending December 31, 2019. These performance criteria are being assessed over a performance period of three years from the date of the grant. At June 30, 2018, there was $56.7 million of unrecognized compensation cost related to these performance-vesting RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and six months ended June 30, 2018 and 2017, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Stock options	11,572	9,850	10,465	9,511
Restricted stock units	2,832	2,159	2,819	1,998
Total	14,404	12,009	13,284	11,509

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2018, the Company entered into a lease agreement for approximately 220,000 square feet of office and laboratory space located in a building to be built at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). The Company plans to occupy the premises in early 2020. The initial term of the lease shall commence on the earlier of: (i) the Delivery Date (defined as (a) the later of January 20, 2020, or (b) the date on which the landlord substantially completes its work in accordance with the terms of the lease), or (ii) the date the Company enters into possession of all or any substantial portion of 900 Winter Street for the conduct of its business (the “Commencement Date”). The initial lease term expires on the last day of the calendar month in which the fifteenth (15th) anniversary of the Commencement Date occurs, with an option to extend for an additional ten (10) years.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2018, there were no potential material losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

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

On March 31, 2017, after a bench trial, the Delaware Court issued an opinion (the “Delaware Court Decision”), upholding the validity of the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire on July 30,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

2018, and finding that Apotex, Mylan, Roxane and Teva stipulated that their proposed generic forms of AMPYRA infringed the ‘938 Patent. The Delaware Court also invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In May 2017, Acorda filed an appeal of the Delaware Court Decision with the Federal Circuit with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, the Non-Settling ANDA Filers filed their cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. The Company and Acorda filed their opening brief on August 7, 2017. The Non-Settling ANDA Filers responded on October 2, 2017. The Company and Acorda filed a response and reply brief on November 13, 2017, and the Non-Settling ANDA Filers filed their reply brief on November 27, 2017. The Federal Circuit heard oral argument on June 7, 2018. In addition, on May 23, 2018, Acorda filed a motion for an injunction pending appeal with the Federal Circuit. The Non-Settling ANDA Filers filed an opposition on May 30, 2018 and Acorda filed its reply on June 6, 2018. This motion is currently pending. If the Federal Circuit upholds the Delaware Court Decision or, in certain circumstances, remands or vacates the decision to the Delaware Court, we can expect competition from generic forms of AMPYRA as early as July 31, 2018, following expiration of the ‘938 Patent.

The Company intends to vigorously enforce its IP rights. For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

VIVITROL IPR Proceeding

On April 20, 2018, Amneal Pharmaceuticals LLC filed an inter partes review (“IPR”) petition with the U.S. Patent and Trademark Office challenging U.S. Patent Number 7,919,499 (the “‘499 Patent”), which is an Orange Book-listed patent for VIVITROL. The Company’s Preliminary Patent Owner Response is due August 9, 2018, and the Patent Trial and Appeal Board will decide whether to institute the IPR by November 9, 2018. If instituted, the Company will vigorously defend the ‘499 Patent in the IPR proceedings. For information about risks relating to the ‘499 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.”

Government Matters

On June 22, 2017, the Company received a subpoena from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

On November 22, 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers (collectively, the “Defendants”) in the United States District Court for the Southern District of New York captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178. This complaint has been amended twice since its initial filing. The second amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 to November 14, 2017, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit seeks, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. On June 29, 2018,  Defendants filed a motion to dismiss the second amended complaint. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

Executive Summary

Net loss for the three and six months ended June 30, 2018 was $32.6 million and $95.2 million, or $0.21 and $0.61 per ordinary share— basic and diluted, respectively, as compared to a net loss of $43.0 million and $111.9 million or $0.28 and $0.73 per ordinary share— basic and diluted for the three and six months ended June 30, 2017, respectively.

The decrease in the net loss in both the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was primarily due to the license and collaboration agreement with Biogen for the development of BIIB098. During the three months ended June 30, 2018, we recognized $66.1 million of revenue related to this agreement, as discussed in the License Revenue and Research and Development Revenue sections below. In addition, revenue from our proprietary product sales, net increased by 24% and 22%, respectively, in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. The increase in revenue was partially offset by an increase in operating expenses of 16% and 13%, respectively, in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, which was primarily due to increased investment in the commercialization of VIVITROL and ARISTADA. In addition, during the three months ended June 30, 2018, we had a $19.6 million charge due to a decrease in the fair value of the contingent consideration related to IV Meloxicam as a result of Recro’s receipt of a complete response letter from the FDA regarding the NDA for IV Meloxicam.  These items are discussed in greater detail later in the “Results of Operations” section of this Item 2 of this Form 10-Q.

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

Summary information regarding our proprietary products includes:

Product	Indication(s)	Licensee	Territory

	Initiation or re-initiation of ARISTADA for the treatment of Schizophrenia	None	Commercialized by Alkermes in the U.S.
	Schizophrenia	None	Commercialized by Alkermes in the U.S.

	Alcohol dependence and Opioid dependence	None Cilag GmbH International (“Cilag”)	Commercialized by Alkermes in the U.S. Russia and Commonwealth of Independent States (“CIS”)

Summary information regarding products that use our proprietary technologies includes:

Product	Indication(s)	Licensee	Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. (“Janssen, Inc.”) and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide

Product	Indication(s)	Licensee	Territory
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”)	U.S.
XEPLION	Schizophrenia	Janssen	All countries outside of the U.S. (“ROW”)
INVEGA TRINZA	Schizophrenia	Janssen	U.S.
TREVICTA	Schizophrenia	Janssen	ROW
AMPYRA FAMPYRA	Treatment to improve walking in patients with MS, as demonstrated by an increase in walking speed	Acorda Biogen, under sublicense from Acorda	U.S. ROW
BYDUREON and BYDUREON BCise	Type 2 diabetes	AstraZeneca plc (“AstraZeneca”)	Worldwide

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA INITIO

ARISTADA INITIO (aripiprazole lauroxil), in combination with oral aripiprazole, is indicated for the initiation of ARISTADA when used for the treatment of schizophrenia in adults. ARISTADA INITIO leverages the company's proprietary NanoCrystal technology and is designed to provide an extended-release formulation using a smaller particle size of aripiprazole lauroxil compared to ARISTADA, thereby enabling faster dissolution and leading to more rapid achievement of relevant levels of aripiprazole. The ARISTADA INITIO regimen, consisting of a single injection of 675 mg ARISTADA INITIO in combination with a single 30 mg dose of oral aripiprazole, can be used to initiate onto any dose of ARISTADA, and provides patients with relevant levels of aripiprazole within four days of treatment initiation. The first ARISTADA dose may be administered on the same day as the ARISTADA INITIO regimen or up to 10 days thereafter.

ARISTADA INITIO was approved by the FDA in June 2018. We developed ARISTADA INITIO and exclusively manufacture and commercialize it in the U.S.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with once-monthly, once-every-six-weeks and once-every-two-months dosing options to deliver and maintain therapeutic levels of medication in the body. ARISTADA has four dosing options (441 mg, 662 mg, 882 mg and 1064 mg) and is packaged in a ready-to-use, pre-filled product format. We developed ARISTADA and exclusively manufacture and commercialize it in the U.S.

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

In May 2018, U.S. Patent Nos. 9,974,746 and 9,974,747 were granted. U.S. Patent No. 9,974,746 has claims to an injectable nanoparticulate active agent composition produced by a method for reducing flake-like aggregates. U.S. Patent No. 9,974,747 has claims to a method of reducing flake-like aggregates in an injectable nanoparticulate active agent composition.  These patents, which we believe are subject to our license agreement with Janssen, expire in 2030.

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

AMPYRA/FAMPYRA

AMPYRA (dalfampridine)/FAMPYRA (fampridine) is believed to be the first treatment approved in the U.S. and in over 50 countries across Europe, Asia and the Americas to improve walking in adults with MS who have walking disability, as demonstrated by an increase in walking speed. Extended-release dalfampridine tablets are marketed and sold by Acorda in the U.S. under the trade name AMPYRA and by Biogen outside the U.S. under the trade name FAMPYRA. In July 2011, the European Medicines Agency (“EMA”) conditionally approved FAMPYRA in the EU and, in May 2017, the EMA granted FAMPYRA a standard marketing authorization in the EU for the improvement of walking in adults with MS. AMPYRA and FAMPYRA incorporate our oral controlled-release technology. AMPYRA and FAMPYRA are manufactured by us.

We and/or Acorda have received notices of ANDA filings for AMPYRA asserting that a generic form of AMPYRA would not infringe AMPYRA’s Orange Book-listed patents and/or those patents are invalid. In response, we and/or Acorda filed lawsuits against certain of the ANDA filers in the Delaware Court asserting infringement of the ‘938 Patent, which we own, and U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which are owned by Acorda. In May 2017, Acorda filed its appeal of the Delaware Court Decision with the Federal Circuit with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In June 2017, certain of the ANDA filers filed a cross-appeal of the Delaware Court Decision with the Federal Circuit with respect to the validity of the ‘938 Patent. We and Acorda filed an opening brief in August 2017 and the ANDA filers responded in October 2017. Each side subsequently filed a response and reply brief in November 2017. The Federal Circuit heard oral argument on June 7, 2018.  If the Federal Circuit upholds the Delaware Court Decision or, in certain circumstances, remands or vacates the decision to the Delaware Court, we can expect competition from generic forms of AMPYRA as early as July 31, 2018, following expiration of the ‘938 Patent. For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 14, Commitments and Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part I, Item 1A—Risk Factors” of our Annual Report.

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

BYDUREON BCise, a new formulation of BYDUREON in an improved once-weekly, single-dose autoinjector device for adults with type 2 diabetes was approved by the FDA in October 2017 and is available in the U.S. A regulatory application for the new autoinjector device has also been accepted by the EMA.

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

The following graphic summarizes the status of our key development programs:

Preclinical Phase 1 Phase 2 Phase 3 FDA Review ALKS 5461 Major Depressive Disorder ALKS 3831 Schizophrenia BIIB 098 (formerly ALKS 8700) Multiple Sclerosis ALKS 4230 Cancer immunotherapy

ALKS 5461

ALKS 5461 is a proprietary, investigational, once-daily, oral medicine that acts as an opioid system modulator and represents a novel mechanism of action for the adjunctive treatment of Major Depressive Disorder (“MDD”). ALKS 5461 is a fixed-dose combination of buprenorphine, a partial mu-opioid receptor agonist and kappa-opioid receptor antagonist, and samidorphan, a mu-opioid receptor antagonist. Our NDA for ALKS 5461 was submitted to the FDA in January 2018 and accepted by the FDA for review in April 2018. Acceptance of the NDA for review followed FDA issuance, and then rescission, of a refusal to file letter citing insufficient evidence of effectiveness and the need for additional bridging data, both of which we expect will be addressed in the context of the FDA’s review. The NDA is based on a clinical efficacy and safety package with data from more than 30 clinical trials and more than 1,500 patients with MDD. The FDA has tentatively scheduled an advisory committee meeting for the ALKS 5461 NDA on November 1, 2018 and has issued a target action date for the ALKS 5461 NDA of January 31, 2019 under the Prescription Drug User Fee Act.

In June 2018, U.S. Patent No. 10,005,790 relating to ALKS 5461 was granted. This patent has claims to a compound which is an intermediate in a process for synthesizing samidorphan, and expires in 2031.

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

The ENLIGHTEN clinical development program for ALKS 3831 includes two key studies: ENLIGHTEN-1, a study evaluating the antipsychotic efficacy of ALKS 3831 compared to placebo over four weeks and ENLIGHTEN-2, a study assessing weight gain with ALKS 3831 compared to olanzapine in patients with schizophrenia over six months. The program also includes supportive studies to evaluate the pharmacokinetic and metabolic profile of ALKS 3831 and long-

term safety.

Results from ENLIGHTEN-2 are expected in the fourth quarter of 2018.

Topline results from the completed exploratory phase 1 metabolic study of ALKS 3831, assessing the effects of ALKS 3831 on important metabolic parameters compared to olanzapine, were announced in the second quarter of 2018.

We expect to use safety and efficacy data from the ENLIGHTEN clinical development program, if successful, to serve as the basis for an NDA, which we plan to submit to the FDA in mid-2019.

In April 2018 and June 2018, respectively, U.S. Patent Nos. 9,943,514 and 10,005,790 relating to ALKS 3831 were granted. U.S. Patent No. 9,943,514 has claims to a method of suppressing food intake by administering a genus of compounds which includes samidorphan. U.S. Patent No. 10,005,790 has claims to a compound which is an intermediate in a process for synthesizing samidorphan.  Both patents expire in 2031.

BIIB098 (formerly ALKS 8700)

BIIB098 (diroximel fumarate), formerly referred to as ALKS 8700, is an oral, novel fumarate candidate in development for the treatment of relapsing forms of MS. BIIB098 is designed to rapidly and efficiently convert to monomethyl fumarate in the body and to potentially offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA.

We expect to complete the required non-clinical studies for BIIB098 in 2018 and file a 505(b)(2) NDA for BIIB098 in the fourth quarter of 2018. For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of our Annual Report.

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to BIIB098. For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of our Annual Report.

ALKS 4230

ALKS 4230 is an engineered fusion protein designed to preferentially bind and signal through the intermediate affinity interleukin-2 (“IL-2”) receptor complex, thereby selectively activating and increasing the number of immunostimulatory tumor-killing immune cells while avoiding the expansion of immunosuppressive cells that interfere with anti-tumor response. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects while overcoming limitations of existing IL-2 therapy, which activates both immunosuppressive and tumor-killing immune cells. Our phase 1 study for ALKS 4230 is designed to evaluate ALKS 4230 as a monotherapy agent and in combination with the anti-PD-1 therapy, pembrolizumab. A dose-escalation stage designed to determine a maximum tolerated dose of ALKS 4230 in a monotherapy setting and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects is ongoing, with initial results expected in 2018. Upon completion of the dose-escalation stage, we expect to initiate a dose-expansion stage of ALKS 4230 in patients with selected solid tumor types.  In the third quarter of 2018, we plan to expand the phase 1 study to include evaluation of ALKS 4230 in combination with the anti-PD-1 therapy, pembrolizumab.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing revenues for products that incorporate our technologies, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA is recognized at the point in time the product has been fully manufactured. Royalties are generally earned on our licensees’ net sales of products that incorporate our technologies and are recognized in the period the products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$63.3	$56.6	$6.7	$109.3	$95.8	$13.5
AMPYRA/FAMPYRA	19.7	25.3	(5.6)	47.9	54.5	(6.6)
RISPERDAL CONSTA	21.9	25.5	(3.6)	44.6	46.3	(1.7)
BYDUREON	13.5	11.6	1.9	23.3	23.9	(0.6)
Other	9.8	10.3	(0.5)	17.7	23.4	(5.7)
Manufacturing and royalty revenues	$128.2	$129.3	$(1.1)	$242.8	$243.9	$(1.1)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and six months ended June 30, 2018, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $720.0 million and $1,416.0 million, respectively, as compared to $629.0 million and $1,233.0 million, respectively, during the three and six months ended June 30, 2017. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of: 5% on calendar year net sales up to $250 million; 7% on calendar year net sales of between $250 million and $500 million; and 9% on calendar year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year. The adoption of Topic 606 had no impact on the method in which we recognize royalty revenue from sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA.

With the adoption of Topic 606, we changed the way we record certain of our manufacturing and royalty revenue for AMPYRA and FAMPYRA. For AMPYRA manufactured under our license and supply agreements with Acorda, we now record manufacturing and royalty revenue as the product is being manufactured, rather than when it is shipped to Acorda. For FAMPYRA, we record manufacturing revenue as the product is being manufactured, rather than when it is shipped, but continue to record royalty revenue when the end-market sale of FAMPYRA occurs. See Note 3, Revenue from Contracts with Customers, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, for additional information regarding the adoption of Topic 606.

The decrease  in the amount of manufacturing and royalty revenue recognized for AMPYRA and FAMPYRA in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was primarily due to a 30% and 17% decrease in the amount of revenue earned on AMPYRA, respectively, due to a decrease in demand due to the anticipated entry of generic forms of AMPYRA.  On March 31, 2017, the Delaware Court upheld the ‘938 Patent, which pertains to the formulation of AMPYRA and is set to expire in July 2018, and invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, which pertain to AMPYRA. Acorda filed an appeal with the Federal Circuit with respect to the Delaware Court’s findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. If the Federal Circuit upholds the Delaware Court’s findings with respect to U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685, or, in certain circumstances, remands or vacates the decision to the Delaware Court we can expect competition from generic forms of AMPYRA as early as July 31, 2018, following expiration of the ‘938 Patent. We can expect that competition from generic forms of AMPYRA will impact our manufacturing and royalty revenues and we expect our manufacturing and royalty revenues to continue to decline in advance of generic entry in anticipation of reduced demand for AMPYRA.

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

Under Topic 606, we continue to recognize manufacturing revenue for RISPERDAL CONSTA at a point in time, however, we now recognize manufacturing revenue when RISPERDAL CONSTA has been fully manufactured, which is when the product is approved for sale, rather than when it is shipped. We continue to record royalty revenue when the end-market sale of RISPERDAL CONSTA occurs. The decrease in the amount of revenues from RISPERDAL CONSTA earned in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 was primarily due to a 15% decrease in RISPERDAL CONSTA manufacturing revenue, which was primarily due to a 28% decrease in the amount of RISPERDAL CONSTA manufactured for resale in the U.S., partially offset by a 9% increase in the amount of RISPERDAL CONSTA manufactured for resale in the rest of the world. The decrease in the amount of revenues from RISPERDAL CONSTA earned in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 was primarily due to a 7% decrease in RISPERDAL CONSTA royalty revenue. End-market sales of RISPERDAL CONSTA were $188.0 million and $384.0 million in the three and six months ended June 30, 2018, respectively, as compared to $207.0 million and $414.0 million in the three and six months ended June 30, 2017, respectively.

The change in BYDUREON royalty revenues in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was due to the amount of end-market sales of BYDUREON by AstraZeneca. During the three and six months ended June 30, 2018, AstraZeneca’s end-market sales of BYDUREON were approximately $153.8 million and $293.1 million, respectively, as compared to $146.0 million and $298.8 million in the three and six months ended June 30, 2017, respectively. The adoption of Topic 606 had no impact in the method in which we recognize royalty revenue from sales of BYDUREON.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and ARISTADA in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Product sales, gross	$209.0	100.0%	$167.9	100.0%	$386.6	100.0%	$300.5	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(54.2)	(25.9)%	(42.5)	(25.3)%	(95.8)	(24.8)%	(70.1)	(23.3)%
Chargebacks	(15.7)	(7.5)%	(12.2)	(7.3)%	(30.4)	(7.9)%	(21.9)	(7.3)%
Product discounts	(15.3)	(7.3)%	(12.9)	(7.7)%	(29.4)	(7.6)%	(23.1)	(7.7)%
Medicare Part D	(6.8)	(3.3)%	(3.5)	(2.1)%	(12.2)	(3.2)%	(5.8)	(1.9)%
Other	(7.2)	(3.5)%	(8.0)	(4.8)%	(17.2)	(4.4)%	(14.4)	(4.8)%
Total adjustments	(99.2)	(47.5)%	(79.1)	(47.2)%	(185.0)	(47.9)%	(135.3)	(45.0)%
Product sales, net	$109.8	52.5%	$88.8	52.8%	$201.6	52.1%	$165.2	55.0%

Our product sales, net for VIVITROL and ARISTADA in the three months ended June 30, 2018 were $76.2 million and $33.6 million, respectively, as compared to $66.1 million and $22.7 million in the three months ended June 30, 2017, respectively. Our product sales, net for VIVITROL and ARISTADA in the six months ended June 30, 2018 were $138.9 million and $62.8 million, respectively, as compared to $124.5 million and $40.7 million in the six months ended June 30, 2017, respectively.

The increase in product sales, gross, in the three and six months ended June 30, 2018, as compared to the corresponding prior periods, was due to increased sales of both VIVITROL and ARISTADA. VIVITROL product sales, gross, increased by 16% and 18% in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, respectively, which was due to an increase in the number of VIVITROL units sold. ARISTADA product sales, gross, increased by 54% and 66% in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, respectively, which was primarily due to an increase in the number of ARISTADA units sold of 43% and 51%, respectively, and a 3% price increase that went into effect in January 2018.

License Revenue

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
License revenue	$48.3	$—	$48.3	$48.3	$—	$48.3

During the three months ended June 30, 2018, we recognized $48.3 million in license revenue related to the license and collaboration agreement with Biogen for BIIB098, which was triggered by Biogen’s decision to pay the $50.0 million option payment following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098, including certain data from our long-term safety clinical trial and part A of the elective, randomized, head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and dimethyl fumarate. As discussed in Note 3, Revenue from Contracts with Customers, we determined that this $50.0 million option payment was variable consideration and it was not included in the initial transaction price as it was not probable that a significant reversal in the amount of cumulative revenue recognized would not occur. Upon receipt of the $50.0 million payment, the constraint preventing revenue recognition from previously occurring was removed and the payment was included in the transaction price and allocated to the performance obligations, which included: (i) the grant of a distinct, right-to-use license to Biogen; (ii) future development services; and (iii) clinical supply. As the license was delivered to Biogen shortly after the agreement was signed during the three months ended December 31, 2017, we recognized the transaction price allocated to the license upon receipt of the $50.0 million payment. The remaining $1.7 million of the $50.0 million payment was allocated to future development services and clinical supply, which will be accounted for as R&D revenue.

Research and Development Revenue

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Research and development revenue	$18.3	$0.8	$17.5	$37.1	$1.5	$35.6

The increase in R&D revenue in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was due to the revenue earned under the license and collaboration agreement we entered into during the three months ended December 31, 2017 with Biogen for BIIB098. Under the agreement, since January 1, 2018, Biogen is responsible for all of the BIIB098 development costs we incur, subject to annual budget limitations.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Cost of goods manufactured and sold	$43.4	$39.8	$(3.6)	$87.9	$80.2	$(7.7)

The increase in cost of goods manufactured and sold in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to increased sales of VIVITROL and ARISTADA in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, and an increase in cost of goods manufactured related to RISPERDAL CONSTA was due to an increase in standard costs related to RISPERDAL CONSTA.

 The increase in cost of goods manufactured and sold in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to increased sales of VIVITROL and ARISTADA in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 and the restructuring activity at our Athlone, Ireland manufacturing facility. During the three months ended March 31, 2018, management approved a plan designed to streamline future operational performance which included a reduction in headcount of 24 employees. Accordingly, we recorded a restructuring charge of $3.2 million within cost of goods manufactured and sold which consisted of severance and outplacement services. As of June 30, 2018, we had made substantially all of our severance and outplacement services payments related to this restructuring.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2018 and 2017 relating to each of our key development programs, all other development programs and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 3831	$15.6	$25.6	$10.0	$30.7	$51.4	$20.7
BIIB098	10.7	10.9	0.2	22.2	25.6	3.4
ALKS 5461	8.5	8.9	0.4	16.8	18.1	1.3
ALKS 4230	2.1	1.5	(0.6)	9.2	3.4	(5.8)
ARISTADA and ARISTADA line extensions	6.7	2.1	(4.6)	11.3	4.0	(7.3)
Other external R&D expenses	10.9	8.2	(2.7)	22.2	18.1	(4.1)
Total external R&D expenses	54.5	57.2	2.7	112.4	120.6	8.2
Internal R&D expenses:
Employee-related	41.0	32.3	(8.7)	80.6	64.0	(16.6)
Occupancy	2.9	2.4	(0.5)	5.6	4.8	(0.8)
Depreciation	2.9	2.6	(0.3)	5.8	5.0	(0.8)
Other	5.5	4.7	(0.8)	10.8	9.6	(1.2)
Total internal R&D expenses	52.3	42.0	(10.3)	102.8	83.4	(19.4)
Research and development expenses	$106.8	$99.2	$(7.6)	$215.2	$204.0	$(11.2)

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

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 18% from June 30, 2017 to June 30, 2018.

Selling, General and Administrative Expense

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Selling, general and administrative expense	$138.3	$108.9	$(29.4)	$256.4	$211.0	$(45.4)

The increase in selling, general and administrative (“SG&A”) expense in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was primarily due to an increase in marketing and professional services fees of $15.5 million and $21.4 million, respectively, and employee-related expenses of $12.4 million and $21.4 million, respectively. The increase in marketing and professional services fees was primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase in patient access support services, such as reimbursement and transition assistance, for both of these products, and investment in ALKS 5461 as the FDA has issued a target action date for the ALKS 5461 NDA of January 31, 2019 under the Prescription Drug User Fee Act. The increase in employee-related expenses was primarily due to an increase in our SG&A-related headcount of 13% from June 30, 2017 to June 30, 2018.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Amortization of acquired intangible assets	$16.2	$15.5	$(0.7)	$32.3	$30.8	$(1.5)

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at June 30, 2018 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively.

Other Expense, Net

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Interest income	$1.8	$1.2	$0.6	$3.3	$2.1	$1.2
Interest expense	(3.1)	(2.9)	(0.2)	(8.6)	(5.7)	(2.9)
Change in the fair value of contingent consideration	(19.6)	0.7	(20.3)	(21.5)	2.3	(23.8)
Other expense, net	(3.5)	(0.1)	(3.4)	(2.7)	(1.6)	(1.1)
Total other expense, net	$(24.4)	$(1.1)	$(23.3)	$(29.5)	$(2.9)	$(26.6)

The increase in interest expense in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was due to the Refinancing in March 2018. The Refinancing, which, among other things, extended the due date of the term loan from September 25, 2021 to March 26, 2023 and lowered the interest rate on our term loan from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with no LIBOR floor, resulted in a charge of $2.3 million in the three months ended March 31, 2018. The Refinancing is discussed in greater detail in Note 10, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

The decrease in the fair value of contingent consideration during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was primarily due to the complete response letter Recro received from the FDA in May 2018 regarding its NDA for IV Meloxicam. As a result of receipt of the complete response letter, we delayed our anticipated date for the FDA’s approval of the IV Meloxicam NDA and reduced the amount of forecasted sales due to this delay in our valuation model. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Provision (Benefit)

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Income tax provision (benefit)	$8.2	$(2.7)	$(10.9)	$3.7	$(6.4)	$(10.1)

The income tax provision (benefit) in the three and six months ended June 30, 2018 and 2017 primarily related to U.S. federal and state taxes. The unfavorable change in income taxes in the three and six months ended June 30, 2018, as compared to the corresponding prior periods, was primarily due to an increase in income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2018			December 31, 2017
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$51.2	$104.6	$155.8	$114.7	$76.6	$191.3
Investments—short-term	174.9	102.8	277.7	127.5	114.7	242.2
Investments—long-term	87.9	39.1	127.0	108.9	48.3	157.2
Total cash and investments	$314.0	$246.5	$560.5	$351.1	$239.6	$590.7
Outstanding borrowings—short and long-term	$280.4	$—	$280.4	$281.4	$—	$281.4

At June 30, 2018, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$278.1	$—	$(0.4)	$277.7
Investments—long-term available-for-sale	124.5	—	(1.1)	123.4
Investments—long-term held-to-maturity	3.5	0.1	—	3.6
Total	$406.1	$0.1	$(1.5)	$404.7

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2018, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

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

Information about our cash flows, by category, is presented in “Part I, Item 1–Condensed Consolidated Financial Statements of Cash Flows” of this Form 10-Q. The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Cash and cash equivalents, beginning of period	$191.3	$186.4
Cash flows provided by (used in) operating activities	5.3	(36.2)
Cash flows (used in) provided by investing activities	(40.6)	9.4
Cash flows used in financing activities	(0.2)	(1.5)
Cash and cash equivalents, end of period	$155.8	$158.1

The change in cash flows provided by operating activities in the six months ended June 30, 2018, as compared to the cash flows used in operating activities in the six months ended June 30, 2017, was primarily due to a 24% increase in cash received from our customers, which was driven in large part by the license and collaboration agreement with Biogen for BIIB098, as previously discussed. This was partially offset by a 22% increase in cash paid to our employees, which was primarily due to a 12% increase in our headcount from June 30, 2017 to June 30, 2018.

The increase in cash flows used in investing activities in the six months ended June 30, 2018, as compared to the cash flows provided by investing activities in the six months ended June 30, 2017, was due to a $35.6 million decrease in the net sales of investments and a $14.8 million increase in additions to our property, plant and equipment, which consisted predominately of construction of facilities and purchase of equipment at our Wilmington, Ohio location for the manufacture of products currently in development and existing proprietary products.

The decrease in cash flows used in financing activities in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a $1.3 million increase in the amount of cash we received from our employees upon the exercise of stock options.

Borrowings

In March 2018, we completed the Refinancing related to the 2023 Term Loans. The 2023 Term Loans mature on March 26, 2023, bear interest for LIBOR Rate Loans (as defined in the Amended Credit Agreement) at LIBOR plus 2.25%, with no LIBOR floor and for ABR Loans (as defined in the Amended Credit Agreement) at ABR plus 1.25%, with an ABR floor of 1.00%.

The 2023 Term Loans amortize in equal quarterly amounts of 0.25% of the original principal amount of the loan, with the balance payable at maturity. The credit agreement, as amended by the March 2018 amendment (the “Amended Credit Agreement”), provides for incremental capacity in an amount of $175,000,000 plus additional amounts so long as we meet certain conditions, including a specified leverage ratio. The Amended Credit Agreement includes customary restrictive covenants subject to certain exceptions and baskets. The Amended Credit Agreement also contains customary affirmative covenants and events of default.

At June 30, 2018, the principal balance of our borrowings consisted of $283.5 million outstanding under our 2023 Term Loans. See Note 10, Long-Term Debt, in the “Notes to condensed Consolidated Financial Statements” in this Form 10-Q, for a further discussion of our 2023 Term Loans.

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

Off-Balance Sheet Arrangements

At June 30, 2018, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Estimates” within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our critical accounting estimates. In addition, refer to Note 3, Revenue from Contracts with Customers, in this Form 10-Q for a discussion of how we changed the way we recognize revenue under Topic 606.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), on June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Certain U.S. holders of our ordinary shares may suffer adverse tax consequences if any of our non-U.S. subsidiaries is characterized as a “controlled foreign corporation”.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This legislation significantly changes U.S. tax law by, among other things, changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation, or CFC, for taxable years ended December 31, 2017 and onwards. The impact of this change on certain holders of our ordinary shares is uncertain and could be adverse, including potential income inclusions and reporting requirements for U.S. persons (as defined in the Internal Revenue Code) who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Recent changes to these attribution rules relating to the determination of CFC status make it likely that one or more of our non-U.S. subsidiaries will be classified as a CFC. Existing and prospective investors should consult their tax advisers regarding the potential application of these rules to their investments in us.

See “Certain Irish and United States Federal Income Tax Considerations – United States Federal Income Tax Considerations” in our Form S-1/A, filed with the SEC on February 29, 2012, for additional discussion with respect to other potential U.S. federal income tax consequences of investments in us.

There have been no other material changes from the risk factors disclosed in our Annual Report. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” of our Annual Report and under the heading “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2018. As of June 30, 2018, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended June 30, 2018, we acquired 369 Alkermes ordinary shares, at an average price of $48.30 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2018, Dr. Floyd E. Bloom, a director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 †	Alkermes plc 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on May 23, 2018).
10.2 #	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

Date: July 26, 2018