Form 10-Q
period 2018-09-30
Alkermes plc.
filed 2018-10-23
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 19, 2018 was 155,382,787 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of new legislation and related regulations, including the Tax Cuts and Jobs Act of 2017, and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•

our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents, other proprietary and intellectual property (“IP”) rights, and our products, including the commercialization of such products; and

•	other factors discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. These risks, assumptions and uncertainties include, among others: the unfavorable outcome of litigation, including so-called “Paragraph IV” litigation and other patent litigation, related to any of our products, which may lead to competition from generic drug manufacturers; data from clinical trials may be interpreted by the United States (“U.S.”) Food and Drug Administration (“FDA”) in different ways than we interpret it; the FDA may not agree with our regulatory approval strategies or components of our filings for our products, including our clinical trial designs, conduct and methodologies and, for ALKS 5461, evidence of efficacy and adequacy of bridging to buprenorphine; clinical development activities may not be completed on time or at all; the results of our clinical development activities may not be positive, or predictive of real-

world results or of results in subsequent clinical trials; regulatory submissions may not occur or be submitted in a timely manner; we and our licensees may not be able to continue to successfully commercialize our and their products; there may be a reduction in payment rate or reimbursement for our products or an increase in our financial obligations to governmental payers; the FDA or regulatory authorities outside the U.S. may make adverse decisions regarding our products; our products may prove difficult to manufacture, be precluded from commercialization by the proprietary rights of third parties, or have unintended side effects, adverse reactions or incidents of misuse; and those risks, assumptions and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and in subsequent filings made by the company with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); BYDUREON® and BCise®—Amylin Pharmaceuticals, LLC; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); TECFIDERA®—Biogen MA Inc. (together with its affiliates, “Biogen”); and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216,041	$191,296
Investments—short-term	251,046	242,208
Receivables, net	250,913	233,590
Contract assets	13,476	—
Inventory	88,018	93,275
Prepaid expenses and other current assets	50,265	48,475
Total current assets	869,759	808,844
PROPERTY, PLANT AND EQUIPMENT, NET	303,087	284,736
INTANGIBLE ASSETS, NET	207,426	256,168
INVESTMENTS—LONG-TERM	111,456	157,212
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	67,500	84,800
DEFERRED TAX ASSETS	92,279	98,560
OTHER ASSETS	16,330	14,034
TOTAL ASSETS	$1,760,710	$1,797,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$295,029	$286,166
Contract liabilities—short-term	6,916	1,956
Long-term debt—short-term	2,843	3,000
Total current liabilities	304,788	291,122
LONG-TERM DEBT	277,007	278,436
OTHER LONG-TERM LIABILITIES	23,190	19,204
CONTRACT LIABILITIES—LONG-TERM	5,010	5,657
Total liabilities	609,995	594,419
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 157,674,736 and 156,057,632 shares issued; 155,363,980 and 154,009,456 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1,574	1,557
Treasury shares, at cost (2,310,756 and 2,048,176 shares at September 30, 2018 and December 31, 2017, respectively)	(105,132)	(89,347)
Additional paid-in capital	2,433,594	2,338,755
Accumulated other comprehensive loss	(3,666)	(3,792)
Accumulated deficit	(1,175,655)	(1,044,365)
Total shareholders’ equity	1,150,715	1,202,808
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,760,710	$1,797,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$116,411	$122,677	$359,253	$366,608
Product sales, net	116,035	93,681	317,684	258,893
Research and development revenue	16,274	1,027	53,325	2,503
License revenue	—	—	48,250	—
Total revenues	248,720	217,385	778,512	628,004
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	39,410	36,054	127,303	116,241
Research and development	101,265	104,411	316,434	308,399
Selling, general and administrative	128,777	99,633	385,181	310,682
Amortization of acquired intangible assets	16,426	15,643	48,742	46,417
Total expenses	285,878	255,741	877,660	781,739
OPERATING LOSS	(37,158)	(38,356)	(99,148)	(153,735)
OTHER (EXPENSE) INCOME, NET:
Interest income	2,561	1,173	5,946	3,287
Interest expense	(3,346)	(3,129)	(11,959)	(8,816)
Change in the fair value of contingent consideration	4,200	13,600	(17,300)	15,900
Other expense, net	(90)	(9,078)	(2,815)	(10,696)
Total other (expense) income, net	3,325	2,566	(26,128)	(325)
LOSS BEFORE INCOME TAXES	(33,833)	(35,790)	(125,276)	(154,060)
INCOME TAX PROVISION (BENEFIT)	611	486	4,322	(5,904)
NET LOSS	$(34,444)	$(36,276)	$(129,598)	$(148,156)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.22)	$(0.24)	$(0.84)	$(0.97)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	155,328	153,684	154,979	153,263
COMPREHENSIVE LOSS:
Net loss	$(34,444)	$(36,276)	$(129,598)	$(148,156)
Holding gain, net of a tax provision (benefit) of $95, $35, $42 and $(14), respectively	314	83	126	22
COMPREHENSIVE LOSS	$(34,130)	$(36,193)	$(129,472)	$(148,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,598)	$(148,156)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	77,758	73,305
Share-based compensation expense	76,043	63,336
Deferred income taxes	3,879	(11,919)
Change in the fair value of contingent consideration	17,300	(15,900)
Impairment of investment in Reset Therapeutics, Inc.	—	10,471
Loss on debt refinancing	2,298	—
Payment made for debt refinancing	(2,251)	—
Other non-cash charges	1,209	3,357
Changes in assets and liabilities:
Receivables	(17,322)	(16,434)
Contract assets	(4,366)	—
Inventory	(2,596)	(21,843)
Prepaid expenses and other assets	(3,291)	(1,944)
Accounts payable and accrued expenses	12,899	43,430
Contract liabilities	2,485	(1,102)
Other long-term liabilities	4,321	6,680
Cash flows provided by (used in) operating activities	38,768	(16,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(51,841)	(33,482)
Proceeds from the sale of equipment	428	50
Purchases of investments	(307,603)	(289,226)
Sales and maturities of investments	344,624	318,492
Cash flows used in investing activities	(14,392)	(4,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	18,318	18,298
Employee taxes paid related to net share settlement of equity awards	(15,785)	(16,418)
Payment made for debt refinancing	(743)	—
Principal payments of long-term debt	(1,421)	(2,250)
Cash flows provided by (used in) financing activities	369	(370)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,745	(21,255)
CASH AND CASH EQUIVALENTS—Beginning of period	191,296	186,378
CASH AND CASH EQUIVALENTS—End of period	$216,041	$165,123
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$7,117	$5,321

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax provision (benefit) in the three and nine months ended September 30, 2018 and 2017 primarily related to U.S. federal and state taxes. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At September 30, 2018, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

As of September 30, 2018, the Company has not modified its position with respect to provisional amounts recorded to its financial statements as a result of the Tax Cuts and Jobs Act (“Tax Reform”) that was enacted in December 2017. The Company will continue to analyze the impact of Tax Reform. For additional information, please refer to Note 2, Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Annual Report.

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

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Numerous updates have been issued subsequent to the initial guidance that provide clarification on a number of specific issues. The main difference between previous GAAP and this guidance is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This guidance becomes effective for the Company in the year ending December 31, 2019 and the Company continues to assess the impact that this guidance will have on its consolidated financial statements. At this time, the Company cannot conclude as to the total expected impact the adoption of this new guidance will have on its consolidated financial statements, but does believe that the adoption will have a material impact on the Company’s balance sheet as it currently has, among other operating leases, two operating leases for 67,000 and 175,000 square feet of office and laboratory space in two separate locations in Waltham, Massachusetts that expire in 2020 and 2021, respectively, and an operating lease for 14,600 square feet of corporate office space in Dublin, Ireland that expires in 2022. In addition, during the three months ended March 31, 2018, the Company entered into a lease for approximately 220,000 square feet of office and laboratory space to be constructed in Waltham, Massachusetts with a delivery date of January 2020.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In June 2018, the FASB issued guidance that addresses the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance becomes effective for the Company in the year ending December 31, 2019 and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued amendments that aim to improve the effectiveness of fair value measurement disclosures. The amendments in this guidance modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Under Topic 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract(s); and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

Collaboration Arrangements

The Company has entered into collaboration and/or license agreements with pharmaceutical companies including Janssen for INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA as well as RISPERDAL CONSTA; Acorda for AMPYRA/FAMPYRA; AstraZeneca for BYDUREON; and Biogen for BIIB098 (Diroximel Fumarate, formerly ALKS 8700). Substantially all of the products developed under these arrangements, except for BIIB098, are currently being marketed as approved products for which the Company receives payments for manufacturing services and/or royalties on net product sales.

During the three and nine months ended September 30, 2018 and 2017, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$65,620	$65,620	$—	$174,956	$174,956
AMPYRA/FAMPYRA	12,894	7,445	20,339	38,000	30,276	68,276
RISPERDAL CONSTA	7,267	4,316	11,583	42,296	13,922	56,218
BYDUREON	—	11,944	11,944	—	35,202	35,202
Other	5,036	1,889	6,925	19,420	5,181	24,601
	$25,197	$91,214	$116,411	$99,716	$259,537	$359,253

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$57,912	$57,912	$—	$153,736	$153,736
AMPYRA/FAMPYRA	11,527	12,951	24,478	37,596	41,357	78,953
RISPERDAL CONSTA	16,838	4,693	21,531	52,858	15,021	67,879
BYDUREON	—	10,095	10,095	—	33,996	33,996
Other	6,384	2,277	8,661	23,581	8,463	32,044
	$34,749	$87,928	$122,677	$114,035	$252,573	$366,608

Manufacturing revenues— The Company recognizes manufacturing revenues from the sale of products it manufactures, which is its one performance obligation under such arrangements, for resale by its licensees. Manufacturing revenues for the Company’s partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of control of the goods. The Company recognizes manufacturing revenue from these products over time as it determined, in each instance, that it has a right to payment for performance completed to date if its customer were to terminate the manufacturing agreement for reasons other than the Company’s non-performance and the products have no alternative use. The Company invoices its licensees upon shipment with payment terms between 30 to 90 days. Prior to the adoption of Topic 606, the Company recorded manufacturing revenue from the sale of products it manufactures for resale by its partners after the Company had shipped such products and risk of loss had passed to the Company’s partner, assuming persuasive evidence of an arrangement existed, the sales price was fixed or determinable and collectability was reasonably assured.

The Company is the exclusive manufacturer of RISPERDAL CONSTA for commercial sale under its manufacturing and supply agreement with Janssen. The Company determined that it is appropriate to record revenue under this agreement at the point in time when control of the product passes to Janssen, which is determined to be when the product has been fully manufactured, since Janssen does not control the product during the manufacturing process and, in the event Janssen terminates the manufacturing and supply agreement, it is uncertain whether, and at what amount, the Company would be reimbursed for performance completed to date for product not yet fully manufactured. The manufacturing process is considered fully complete once the finished goods have been approved for shipment by both the Company and Janssen.

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

Royalty revenues—The Company recognizes royalty revenues related to the sale of products by its licensees that incorporate the Company's technologies. Royalties, with the exception of those earned on sales of AMPYRA as set forth below, qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's partner and the Company has a present right to payment. Royalties on AMPYRA manufactured under our license and supply agreements with Acorda are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of such agreements entitle the Company to royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the actual end-market sales of the licensee. Certain of the Company's royalty revenues are recognized by the Company based on information supplied to the Company by its partners and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between the Company’s actual and estimated royalty revenues has not been material.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Multiple Element Arrangements

When entering into multiple element arrangements, the Company identifies whether its performance obligations under the arrangement represent a distinct good or service or a series of distinct goods or services. A series of distinct goods or services is required to be accounted for as a single performance obligation provided that (i) each distinct good or service in the series promised would meet the criteria to be a performance obligation satisfied over time; and (ii) the same method would be used to measure the Company’s progress toward complete satisfaction of the performance obligation to transfer each distinct good or service in the series to the customer. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of performance obligations under the arrangement may be derived using a “best estimate of selling price” if the Company does not sell the goods or services separately.

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

In November 2017, the Company granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into the agreement in November 2017, the Company received an up-front cash payment of $28.0 million. In June 2018, the Company received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098. The Company is also eligible to receive an additional payment of $150.0 million upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) new drug application (“NDA”) (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, the Company will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098. The Company will also receive royalties on net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to low double-digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all such products and the minimum annual payments for BIIB098 are subject to reductions as set forth in the agreement. Biogen paid a portion of the BIIB098 development costs the Company incurred in 2017 and, since January 1, 2018, Biogen is responsible for all BIIB098 development costs the Company incurs, subject to annual budget limitations. The Company has retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

The Company evaluated the agreement under Topic 606 and determined that it had four initial performance obligations: (i) the grant of a distinct, right-to-use license of intellectual property to Biogen; (ii) future development services; (iii) clinical supply; and (iv) participation on a joint steering committee with Biogen. The Company’s participation on the joint steering committee was considered to be perfunctory and thus not recognized as a performance obligation. The performance obligations, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

The Company allocated the arrangement consideration to each performance obligation using the relative selling price method based on its best estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the standalone selling price of the license in order to allocate the consideration to the performance obligations. To estimate the standalone selling price of the license, the Company assessed the likelihood

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and the maintenance of the IP protecting BIIB098. The Company then discounted these cash flows using a discount rate of 8.0%, which it believes captures a market participant’s view of the risk associated with the expected cash flows. The best estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

As the license was delivered to Biogen, under Topic 606, the Company allocated $27.0 million to the delivery of the license, $0.9 million to future development services and $0.1 million to clinical supply. The amounts allocated to the development services and clinical supply will be recognized over the course of the development work and as clinical supply is delivered to Biogen, which is expected to continue through 2019.

The Company determined that the future milestones it is entitled to receive, including the $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098, and sales-based royalties, are variable consideration. The Company is using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into. Accordingly, the Company has not included these milestones in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The royalties are subject to the sales-based exception and will be recorded when the subsequent sale occurs.

In June 2018, the Company recognized $48.3 million in license revenue related to the license and collaboration agreement with Biogen for BIIB098, which was triggered by Biogen’s decision to pay the $50.0 million option payment following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098, including certain data from the long-term safety clinical trial and part A of the elective, randomized, head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and dimethyl fumarate. The Company previously determined that this $50.0 million milestone payment was variable consideration, as described above, and was not included in the initial transaction price as it was not probable that a significant reversal in the amount of cumulative revenue recognized would not occur. Upon receipt of the $50.0 million payment, the constraint preventing revenue recognition from previously occurring was removed and the payment was included in the transaction price and allocated to the performance obligations, as previously described. The Company recognized the transaction price allocated to the license upon receipt of the $50.0 million payment as the license had already been delivered to Biogen. The remaining $1.7 million of the $50.0 million payment was allocated to future development services and clinical supply, and, as of September 30, 2018, an additional $0.9 million of the $1.7 million was recognized and accounted for as R&D revenue.

Research and development revenue—R&D revenue consists of funding that compensates the Company for formulation, pre‑clinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent (“FTE”) or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the R&D arrangements are performed. The research and development revenue recorded during the three and nine months ended September 30, 2018 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for BIIB098.

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

•

Chargebacks—discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase a product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to the Company the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is made using the most likely amount method and is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and the Company’s estimates of future participation in these programs. To date, actual chargebacks have not differed materially from the Company’s estimates;

•

Product Discounts—cash consideration, including sales incentives, given by the Company under agreements with a number of wholesaler, distributor, pharmacy, and treatment provider customers that provide them with a discount on the purchase price of products. The reserve is made using the most likely amount method and to date, actual product discounts have not differed materially from the Company’s estimates; and

•

Product Returns—the Company records an estimate for product returns at the time its customers take control of the Company’s product. The Company estimates this liability using the most likely amount method based on its historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed.

During the three and nine months ended September 30, 2018 and 2017, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
VIVITROL	$79,893	$69,177	$218,778	$193,704
ARISTADA	36,142	24,504	98,906	65,189
Total product sales, net	$116,035	$93,681	$317,684	$258,893

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Receivables, Net—Receivables, net, include amounts billed and currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was $0.2 million at September 30, 2018 and December 31, 2017.

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

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2018	$9,110
Additions	49,387
Transferred to receivables, net	(45,021)
Contract assets at September 30, 2018	$13,476

Contract Liabilities—The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2018	$9,442
Additions	5,793
Amounts recognized into revenue	(3,309)
Contract liabilities at September 30, 2018	$11,926

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

ADJUSTED CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2018
(In thousands)	As Reported	Adjustment		Balances Without Adoption of Topic 606
ASSETS
Contract assets	$13,476	$(13,476)	(1)	$—
Inventory	88,018	8,772	(2)	96,790
Deferred tax asset	92,279	(120)	(3)	92,159

LIABILITIES
Contract liabilities—short-term	$6,916	$(6,916)	(4)	$—
Deferred revenue—short-term	—	5,428	(4)	5,428
Contract liabilities—long-term	5,010	(5,010)	(4)	—
Deferred revenue—long-term	—	4,681	(4)	4,681

SHAREHOLDERS' EQUITY
Accumulated deficit	$(1,175,655)	$(3,007)	(5)	$(1,178,662)

The adjustments are a result of the following:

(1)	Adjustment to contract assets to reverse revenue recognized over time under Topic 606.
(2)	Adjustment to inventory to add back the cost of goods manufactured related to the revenue transactions summarized in item (1), above.
(3)	Adjustment to deferred tax asset to apply the tax impact of the revenue transactions summarized in item (1), above.
(4)

Adjustments to contract liabilities—short-term and contract liabilities—long-term is to reclassify amounts previously classified as deferred revenue—short-term and deferred revenue—long-term under Topic 605.

(5)	Adjustment to accumulated deficit for the net impact of the transactions noted in items (1) through (4) above.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

ADJUSTED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
(In thousands, except per share amounts)	As Reported	Adjustment		Balances Without Adoption of Topic 606	As Reported	Adjustment		Balances Without Adoption of Topic 606
REVENUES:
Manufacturing and royalty revenues	$116,411	$1,106	(1)	$117,517	$359,253	$(4,366)	(1)	$354,887
Product sales, net	116,035	—		116,035	317,684	—		317,684
Research and development revenue	16,274	(1,100)	(2)	15,174	53,325	48,541	(2)	101,866
License revenue	—	—		—	48,250	(48,250)	(3)	—
Total revenues	248,720	6		248,726	778,512	(4,075)		774,437
EXPENSES:
Cost of goods manufactured and sold	39,410	574	(4)	39,984	127,303	(565)	(4)	126,738
Research and development	101,265	—		101,265	316,434	—		316,434
Selling, general and administrative	128,777	—		128,777	385,181	—		385,181
Amortization of acquired intangible assets	16,426	—		16,426	48,742	—		48,742
Total expenses	285,878	574		286,452	877,660	(565)		877,095
Operating (loss) income	(37,158)	(568)		(37,726)	(99,148)	(3,510)		(102,658)
Other income (expense), net	3,325	—		3,325	(26,128)	—		(26,128)
Loss before income taxes	(33,833)	(568)		(34,401)	(125,276)	(3,510)		(128,786)
Income tax provision (benefit)	611	(104)		507	4,322	11		4,333
Net (loss) income	$(34,444)	$(464)		$(34,908)	$(129,598)	$(3,521)		$(133,119)

Loss per ordinary share — basic and diluted	$(0.22)	$(0.00)		$(0.22)	$(0.84)	$(0.04)		$(0.88)

The adjustments are a result of the following:

(1)	Adjustments to manufacturing and royalty revenues to recognize revenue under Topic 605 in the three and nine months ended September 30, 2018 that was recognized under Topic 606.
(2)	Adjustments to research and development revenue during the three and nine months ended September 30, 2018 to recognize revenue under Topic 605 that was recognized under Topic 606.
(3)	Adjustments to license revenue during the nine months ended September 30, 2018 to recognize revenue under Topic 605 that was recognized under Topic 606.
(4)	Adjustments to cost of goods manufactured and sold to recognize the cost from the transactions noted in item (1) above.

The Company’s changes in assets and liabilities within its condensed consolidated statement of cash flows changed as a result of the differences in the condensed consolidated balance sheet and changes in net loss in the condensed consolidated statement of operations, but the overall cash flows used in operating activities did not change.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
September 30, 2018	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$119,406	$2	$(87)	$(92)	$119,229
Corporate debt securities	95,744	12	(99)	(73)	95,584
International government agency debt securities	36,305	3	(18)	(57)	36,233
Total short-term investments	251,455	17	(204)	(222)	251,046
Long-term investments:
Available-for-sale securities:
Corporate debt securities	53,225	—	(297)	(110)	52,818
U.S. government and agency debt securities	31,054	—	(140)	—	30,914
International government agency debt securities	24,245	—	(131)	(33)	24,081
	108,524	—	(568)	(143)	107,813
Held-to-maturity securities:
Fixed term deposit account	1,667	156	—	—	1,823
Certificates of deposit	1,820	—	—	—	1,820
	3,487	156	—	—	3,643
Total long-term investments	112,011	156	(568)	(143)	111,456
Total investments	$363,466	$173	$(772)	$(365)	$362,502

December 31, 2017
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$150,673	$1	$(130)	$(233)	$150,311
Corporate debt securities	56,552	3	(48)	(10)	56,497
International government agency debt securities	35,478	1	(54)	(25)	35,400
Total short-term investments	242,703	5	(232)	(268)	242,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	83,924	—	(300)	(34)	83,590
U.S. government and agency debt securities	48,948	—	(270)	(71)	48,607
International government agency debt securities	21,453	—	(118)	—	21,335
	154,325	—	(688)	(105)	153,532
Held-to-maturity securities:
Fixed term deposit account	1,667	222	—	—	1,889
Certificates of deposit	1,791	—	—	—	1,791
	3,458	222	—	—	3,680
Total long-term investments	157,783	222	(688)	(105)	157,212
Total investments	$400,486	$227	$(920)	$(373)	$399,420

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were identified using the specific identification method, and were primarily reinvested, were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Proceeds from the sales and maturities of marketable securities	$344,624	$318,492
Realized gains	$4	$9
Realized losses	$268	$3

The Company’s available-for-sale and held-to-maturity securities at September 30, 2018 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$212,497	$212,078	$1,820	$1,820
After 1 year through 5 years	147,482	146,781	1,667	1,823
Total	$359,979	$358,859	$3,487	$3,643

At September 30, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of September 30, 2018, the Company’s total contribution in Fountain was equal to €4.9 million. The Company’s commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the three and nine months ended September 30, 2018, the Company recorded an increase in its investment in Fountain of less than $0.1 million and a decrease in its investment in Fountain of $0.4 million, respectively. During the three and nine months ended September 30, 2017, the Company recorded an increase in its investment in Fountain of less than $0.1 million and a decrease of $0.6 million, respectively. The changes recorded represent the Company’s proportional share of Fountain’s net (losses) gains for these periods. The Company’s $4.2 million and $3.7 million net investment in Fountain at September 30, 2018 and December 31, 2017, respectively, was included within “Other assets” in the accompanying condensed consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$71,059	$71,059	$—	$—
U.S. government and agency debt securities	150,143	111,417	38,726	—
Corporate debt securities	148,402	—	147,910	492
International government agency debt securities	60,314	—	60,314	—
Contingent consideration	67,500	—	—	67,500
Common stock warrants	795	—	—	795
Total	$498,213	$182,476	$246,950	$68,787

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,889	$1,889	$—	$—
U.S. government and agency debt securities	198,918	124,958	73,960	—
Corporate debt securities	140,087	—	140,087	—
International government agency debt securities	56,735	—	56,735	—
Contingent consideration	84,800	—	—	84,800
Common stock warrants	1,395	—	—	1,395
Total	$483,824	$126,847	$270,782	$86,195

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the nine months ended September 30, 2018. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at September 30, 2018:

(In thousands)	Fair Value
Balance, January 1, 2018	$86,195
Purchase of corporate debt security	492
Change in the fair value of contingent consideration	(17,300)
Decrease in the fair value of warrants	(600)
Balance, September 30, 2018	$68,787

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s contingent consideration relates to the divestiture of its Gainesville, GA facility (the “Gainesville Transaction”), as summarized in Note 15, Divestiture, in the “Notes to Consolidated Financial Statements” of the Company’s Annual Report. At September 30, 2018, the Company determined the value of the contingent consideration using the following valuation approaches:

•

The Company is entitled to receive $45.0 million upon regulatory approval of the first NDA for IV/IM and parenteral forms of Meloxicam or any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro Pharma, Inc. (“Recro”) was provided a right of use, through license or transfer (the “Meloxicam Product(s)”). The fair value of the regulatory milestone was estimated based on the likelihood of achieving this regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company expects the regulatory milestone event to occur in the first quarter of 2019 and used a discount rate of 3.9%;

•

The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales of such Meloxicam Product assuming approval and IP protection. The Company then discounted these expected payments using a discount rate of 15.0%, which it believes captures a market participant’s view of the risk associated with the expected payments; and

•

The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which ranged from 3.7% to 5.7%.

At September 30, 2018 and December 31, 2017, the Company determined that the value of the contingent consideration was $67.5 million and $84.8 million, respectively. The Company recorded an increase of $4.2 million and a decrease of $17.3 million during the three and nine months ended September 30, 2018, respectively, and an increase of $13.6 million and $15.9 million during the three and nine months ended September 30, 2017, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

As part of the Gainesville Transaction, the Company also received warrants to purchase 350,000 shares of Recro common stock at a per share exercise price of $19.46. The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at September 30, 2018:

Closing stock price at September 30, 2018	$7.11
Warrant strike price	$19.46
Expected term (years)	3.52
Risk-free rate	2.91%
Volatility	77.0%

During the three and nine months ended September 30, 2018, the Company determined that the fair value of the warrants, recorded within “Other assets” in the accompanying condensed consolidated balance sheets, increased by $0.4 million and decreased by $0.6 million, respectively, and during the three and nine months ended September 30, 2017, increased by $0.3 million and $0.1 million, respectively. The change in the fair value of the warrants was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Raw materials	$29,859	$29,883
Work in process	34,872	38,964
Finished goods(1)	23,287	24,428
Total inventory	$88,018	$93,275

(1)

At September 30, 2018 and December 31, 2017, the Company had $16.2 million and $8.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Land	$6,293	$6,293
Building and improvements	156,133	155,198
Furniture, fixtures and equipment	307,706	289,455
Leasehold improvements	19,953	19,578
Construction in progress	81,552	54,270
Subtotal	571,637	524,794
Less: accumulated depreciation	(268,550)	(240,058)
Total property, plant and equipment, net	$303,087	$284,736

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		September 30, 2018
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(306,729)	$158,861
NanoCrystal technology	13	74,600	(37,012)	37,588
OCR technologies	12	42,560	(31,583)	10,977
Total		$582,750	$(375,324)	$207,426

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at September 30, 2018 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Accounts payable	$44,114	$55,526
Accrued compensation	60,472	54,568
Accrued sales discounts, allowances and reserves	131,067	111,137
Accrued other	59,376	64,935
Total accounts payable and accrued expenses	$295,029	$286,166

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
2023 Term Loans, due March 26, 2023	$279,850	$281,436
Less: current portion	(2,843)	(3,000)
Long-term debt	$277,007	$278,436

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

11. RESTRUCTURING

On January 25, 2018, the Company’s management approved a restructuring plan at its Athlone, Ireland manufacturing facility designed to streamline future operational performance. The restructuring plan included a reduction in headcount of 24 employees. In connection with this restructuring plan, during the three months ended March 31, 2018, the Company recorded a restructuring charge of $3.2 million within cost of goods manufactured and sold and $0.4 million within R&D expense, which consisted of severance and outplacement services. At June 30, 2018, the Company had made all its severance and outplacement services payments related to this restructuring.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Cost of goods manufactured and sold	$2,140	$1,752	$6,012	$5,893
Research and development	7,937	5,497	23,203	16,752
Selling, general and administrative	14,991	12,239	46,828	40,691
Total share-based compensation expense	$25,068	$19,488	$76,043	$63,336

At September 30, 2018 and December 31, 2017, $0.5 million and $0.4 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2017, the compensation committee of the Company’s board of directors approved awards of restricted stock units (“RSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of the following performance criteria: (i) FDA approval of the NDA for ALKS 5461, (ii) the achievement of the pre-specified primary efficacy endpoints in each of two phase 3 studies of ALKS 3831, and (iii) revenues equal to or greater than a pre-specified amount for the year ending December 31, 2019. These performance criteria are being assessed over a performance period of three years from the date of the grant. At September 30, 2018, there was $55.7 million of unrecognized compensation cost related to these performance-vesting RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2018 and 2017, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Stock options	11,553	9,588	10,274	9,564
Restricted stock units	2,678	2,183	2,621	2,058
Total	14,231	11,771	12,895	11,622

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

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2018, there were no potential material losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

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

AMPYRA ANDA Litigation

Eleven separate Paragraph IV Certification Notices have been received by the Company and/or its partner Acorda from: Accord Healthcare, Inc. (“Accord”); Actavis Laboratories FL, Inc. (“Actavis”); Alkem Laboratories Ltd. (“Alkem”); Apotex Corporation and Apotex, Inc. (collectively, “Apotex”); Aurobindo Pharma Ltd. (“Aurobindo”); MicroLabs Limited (“MicroLabs”); Mylan Pharmaceuticals, Inc. (“Mylan”); Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc. (“Roxane”); Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva (collectively with Accord, Actavis, Alkem, Apotex, Aurobindo, MicroLabs, Mylan, Par, Roxane and Sun, the “ANDA Filers”) advising that each of the ANDA Filers had submitted an ANDA to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg. The ANDA Filers challenged the validity of one or more of the Orange Book-listed patents for AMPYRA, and they also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA Filers asserting infringement of one or more of the Orange Book-listed patents for AMPYRA. Requested judicial remedies included recovery of litigation costs and injunctive relief.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

All lawsuits were filed within 45 days from the date of receipt of each of the Paragraph IV Certification Notices from the ANDA Filers. As a result, a 30-month statutory stay of approval period applied to each of the ANDA Filers’ ANDAs under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The first 30-month stay restricted the FDA from approving the ANDA Filers’ ANDAs until July 2017 at the earliest, unless a Federal district court issued a decision adverse to all of the asserted Orange Book-listed patents prior to that date. Lawsuits with eight of the ANDA Filers have been consolidated into a single case.

The Company and/or Acorda entered into a settlement agreement with each of Accord, Actavis, Alkem, Apotex, Aurobindo, MicroLabs, Par and Sun to resolve the patent litigation that the Company and/or Acorda brought against these settling ANDA Filers. The settlements with these settling ANDA Filers did not impact the patent litigation that the Company and Acorda brought against the remaining ANDA Filers, including as described below.

In March 2017, after a bench trial, the U.S. District Court for the District of Delaware (the “Delaware Court”) issued an opinion (the “Delaware Court Decision”), which, among other things, invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. The Delaware Court also upheld the validity of the U.S. Patent No. 5,540,938 (the “‘938 Patent”), which pertains to the formulation of AMPYRA, but that patent expired on July 30, 2018.  In May 2017, Acorda filed an appeal with the Federal Circuit of the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. On July 27, 2018, Acorda and the Company entered into a settlement agreement with Mylan, pursuant to which, among other things, Mylan was permitted to market an authorized generic version of AMPYRA in the U.S. in the event of an affirmance by the Federal Circuit of the Delaware Court Decision. On September 10, 2018, the Federal Circuit affirmed the Delaware Court Decision, which invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. Acorda has until October 24, 2018 to file a petition for rehearing and rehearing en banc of the Federal Circuit’s decision.

For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

VIVITROL IPR Proceeding

On April 20, 2018, Amneal Pharmaceuticals LLC filed an inter partes review (“IPR”) petition with the U.S. Patent and Trademark Office challenging U.S. Patent Number 7,919,499 (the “‘499 Patent”), which is an Orange Book-listed patent for VIVITROL. The Company’s Preliminary Patent Owner Response was filed on August 9, 2018. The Patent Trial and Appeal Board will decide whether to institute the IPR by November 9, 2018. If instituted, the Company will vigorously defend the ‘499 Patent in the IPR proceedings. For information about risks relating to the ‘499 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report and specifically the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable.”

Government Matters

On June 22, 2017, the Company received a subpoena from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Securities Litigation

On November 22, 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers (collectively, the “Defendants”) in the United States District Court for the Southern District of New York captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178. This complaint has been amended twice since its initial filing. The second amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 to November 14, 2017 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit seeks, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. On June 29, 2018, Defendants filed a motion to dismiss the second amended complaint. Oral arguments on this motion are scheduled to be heard on October 23, 2018. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report and specifically the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

Executive Summary

Net loss for the three and nine months ended September 30, 2018 was $34.4 million and $129.6 million, or $0.22 and $0.84 per ordinary share— basic and diluted, respectively, as compared to a net loss of $36.3 million and $148.2 million or $0.24 and $0.97 per ordinary share— basic and diluted for the three and nine months ended September 30, 2017, respectively.

The decrease in the net loss in both the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to the license and collaboration agreement with Biogen for the development of BIIB098. During the three and nine months ended September 30, 2018, we recognized $15.7 million and $99.3 million of revenue related to this agreement, as discussed in the License Revenue and Research and Development Revenue sections below. In addition, revenue from our proprietary product sales, net increased by 24% and 23%, respectively, in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. The increase in revenue was partially offset by an increase in operating expenses of 12% in both the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, which was primarily due to increased investment in the commercialization of VIVITROL and ARISTADA. These items are discussed in greater detail later in the “Results of Operations” section of this Item 2 of this Form 10-Q.

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

Summary information regarding our proprietary products includes:

Product	Indication(s)	Licensee	Territory

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	None	Commercialized by Alkermes in the U.S.
	Schizophrenia	None	Commercialized by Alkermes in the U.S.

	Alcohol dependence and Opioid dependence	None Cilag GmbH International (“Cilag”)	Commercialized by Alkermes in the U.S. Russia and Commonwealth of Independent States (“CIS”)

Summary information regarding products that use our proprietary technologies includes:

Product	Indication(s)	Licensee	Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. (“Janssen, Inc.”) and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”)	U.S.
XEPLION	Schizophrenia	Janssen	All countries outside of the U.S. (“ROW”)
INVEGA TRINZA	Schizophrenia	Janssen	U.S.
TREVICTA	Schizophrenia	Janssen	ROW
AMPYRA FAMPYRA	Treatment to improve walking in patients with MS, as demonstrated by an increase in walking speed	Acorda Biogen, under sublicense from Acorda	U.S. ROW
BYDUREON and BYDUREON BCise	Type 2 diabetes	AstraZeneca plc (“AstraZeneca”)	Worldwide

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA INITIO

ARISTADA INITIO (aripiprazole lauroxil), in combination with a single 30 mg dose of oral aripiprazole, is indicated for the initiation of ARISTADA when used for the treatment of schizophrenia in adults. ARISTADA INITIO leverages the company's proprietary NanoCrystal technology and is designed to provide an extended-release formulation using a smaller particle size of aripiprazole lauroxil compared to ARISTADA, thereby enabling faster dissolution and leading to more rapid achievement of relevant levels of aripiprazole. The ARISTADA INITIO regimen, consisting of a single injection of 675 mg ARISTADA INITIO in combination with a single 30 mg dose of oral aripiprazole, can be used to initiate onto any dose of ARISTADA, and provides patients with relevant levels of aripiprazole within four days of treatment initiation. The first ARISTADA dose may be administered on the same day as the ARISTADA INITIO regimen or up to 10 days thereafter. We developed ARISTADA INITIO and exclusively manufacture and commercialize it in the U.S.

In July 2018, U.S. Patent No. 10,016,415 relating to ARISTADA INITIO was granted.  This patent has claims to nanoparticulate compositions of aripiprazole lauroxil and expires in 2035.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with once-monthly, once-every-six-weeks and once-every-two-months dosing duration options to deliver and maintain therapeutic levels of medication in the body. ARISTADA has four dosing options (441 mg, 662 mg, 882 mg and 1064 mg) and is packaged in a ready-to-use, pre-filled product format. We developed ARISTADA and exclusively manufacture and commercialize it in the U.S.

In September 2018, U.S. Patent No. 10,064,859 relating to ARISTADA was granted.  This patent has claims to a process for manufacturing aripiprazole lauroxil and expires in 2035.

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

INVEGA TRINZA is an atypical antipsychotic injection for the treatment of schizophrenia used in people who have been treated with INVEGA SUSTENNA for at least four months. INVEGA TRINZA is the first schizophrenia treatment to be taken once every three months. This formulation of paliperidone palmitate is marketed in the EU under the trade name TREVICTA. TREVICTA is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION. INVEGA TRINZA/TREVICTA uses our proprietary technology and is manufactured by Janssen.

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

AMPYRA/FAMPYRA

AMPYRA (dalfampridine)/FAMPYRA (fampridine) is believed to be the first treatment approved in the U.S. and in over 50 countries across Europe, Asia and the Americas to improve walking in adults with MS who have walking disability, as demonstrated by an increase in walking speed. Extended-release dalfampridine tablets are marketed and sold by Acorda in the U.S. under the trade name AMPYRA and by Biogen outside the U.S. under the trade name FAMPYRA. FAMPYRA is approved in the EU for the improvement of walking in adults with MS. AMPYRA and FAMPYRA incorporate our oral controlled-release technology. AMPYRA (including the authorized generic version of AMPYRA) and FAMPYRA are manufactured by us.

For a discussion of the legal proceedings related to the patents covering AMPYRA, see Note 14, Commitments and Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part I, Item 1A—Risk Factors” of our Annual Report. The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

In September 2018, generic versions of AMPYRA, including the authorized generic version of AMPYRA, entered the U.S. market.

BYDUREON and BYDUREON BCise

BYDUREON (exenatide extended-release for injectable suspension) is approved in the U.S. and the EU for the treatment of type 2 diabetes. BYDUREON is also approved in the U.S. as an add-on to basal insulin in adults with type 2 diabetes who have inadequate glycemic control.  AstraZeneca is responsible for the development and commercialization of BYDUREON worldwide. BYDUREON, a once-weekly formulation of exenatide, uses our polymer-based microsphere injectable extended-release technology. BYDUREON is manufactured by AstraZeneca. BYDUREON Pen 2 mg, a pre-filled, single-use pen injector that contains the same formulation and dose as the original BYDUREON single-dose tray, is available in the U.S., certain countries in the EU and Japan.

BYDUREON BCise, a new formulation of BYDUREON in an improved once-weekly, single-dose autoinjector device for adults with type 2 diabetes was approved by the FDA in October 2017. In August 2018, BYDUREON BCise

was approved by the European Commission within the marketing authorization for BYDUREON for the treatment of patients with type 2 diabetes.

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

The following graphic summarizes the status of our key development programs:

Preclinical Phase 1 Phase 2 Phase 3 FDA Review ALKS 5461 Major Depressive Disorder ALKS 3831 Schizophrenia BIIB 098 (formerly ALKS 8700) Multiple Sclerosis ALKS 4230 Cancer immunotherapy

ALKS 5461

ALKS 5461 is a proprietary, investigational, once-daily, oral medicine that acts as an opioid system modulator and represents a novel mechanism of action for the adjunctive treatment of Major Depressive Disorder (“MDD”). ALKS 5461 is a fixed-dose combination of buprenorphine, a partial mu-opioid receptor agonist and kappa-opioid receptor antagonist, and samidorphan, a mu-opioid receptor antagonist. Our NDA for ALKS 5461 was submitted to the FDA in January 2018 and accepted by the FDA for review in April 2018. Acceptance of the NDA for review followed FDA issuance, and then rescission, of a refusal to file letter citing insufficient evidence of effectiveness and the need for additional bridging data, both of which we expect we will need to address in the context of the FDA’s review. The NDA is based on a clinical efficacy and safety package with data from more than 30 clinical trials and more than 1,500 patients with MDD. The FDA has scheduled an advisory committee meeting for the ALKS 5461 NDA on November 1, 2018 and has issued a target action date for the ALKS 5461 NDA of January 31, 2019 under the Prescription Drug User Fee Act (“PDUFA”).

ALKS 3831

ALKS 3831 is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan, a novel, new molecular entity, co-formulated with the established antipsychotic agent, olanzapine, in a single bilayer tablet. ALKS 3831 is designed to provide the strong antipsychotic efficacy of olanzapine and a differentiated safety profile with favorable weight and metabolic properties.

The ENLIGHTEN clinical development program for ALKS 3831 includes two key studies: ENLIGHTEN-1, a study evaluating the antipsychotic efficacy of ALKS 3831 compared to placebo over four weeks and ENLIGHTEN-2, a study assessing weight gain with ALKS 3831 compared to olanzapine in patients with schizophrenia over six months. The program also includes supportive studies to evaluate the pharmacokinetic and metabolic profile and long-term safety of ALKS 3831.

Topline results from ENLIGHTEN-2 are expected in the fourth quarter of 2018.

We expect to use safety and efficacy data from the ENLIGHTEN clinical development program, if successful, to serve as the basis of an NDA, which we plan to submit to the FDA in mid-2019.

BIIB098 (formerly ALKS 8700)

BIIB098 (diroximel fumarate), formerly referred to as ALKS 8700, is an oral, novel fumarate candidate in development for the treatment of relapsing forms of MS. BIIB098 is designed to rapidly and efficiently convert to monomethyl fumarate in the body and potentially offer differentiated features as compared to the currently marketed dimethyl fumarate, TECFIDERA.

We expect to file a 505(b)(2) NDA for BIIB098 in the fourth quarter of 2018. For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of our Annual Report.

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to BIIB098. For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of our Annual Report.

ALKS 4230

ALKS 4230 is an engineered fusion protein designed to preferentially bind and signal through the intermediate affinity interleukin-2 (“IL-2”) receptor complex, thereby selectively activating and increasing the number of immunostimulatory tumor-killing immune cells while avoiding the expansion of immunosuppressive cells that interfere with anti-tumor response. Our phase 1 study for ALKS 4230 is designed to evaluate ALKS 4230 as a monotherapy agent and in combination with the anti-PD-1 therapy, pembrolizumab. A dose-escalation stage designed to determine a maximum tolerated dose of ALKS 4230 in a monotherapy setting and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects is ongoing. Upon completion of the dose-escalation stage, we expect to initiate a monotherapy dose-expansion stage of ALKS 4230 in patients with renal cell carcinoma or melanoma. In September 2018, we initiated the combination therapy stage of the phase 1 study, designed to assess the safety profile and anti-tumor activity of ALKS 4230 with pembrolizumab in patients with select advanced solid tumors.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing revenues for products that incorporate our technologies, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA is recognized at the point in time the product has been fully manufactured. Royalties are generally earned on our licensees’ net sales of products that incorporate our technologies and are recognized in the period the products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$65.6	$57.9	$7.7	$175.0	$153.7	$21.3
AMPYRA/FAMPYRA	20.3	24.5	(4.2)	68.2	79.0	(10.8)
RISPERDAL CONSTA	11.6	21.6	(10.0)	56.2	67.9	(11.7)
BYDUREON	11.9	10.1	1.8	35.2	34.0	1.2
Other	7.0	8.6	(1.6)	24.7	32.0	(7.3)
Manufacturing and royalty revenues	$116.4	$122.7	$(6.3)	$359.3	$366.6	$(7.3)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and nine months ended September 30, 2018, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $749.0 million and $2,165.0 million, respectively, as compared to $643.0 million and $1,876.0 million, respectively, during the three and nine months ended September 30, 2017. Under our agreement with Janssen, we earn royalty revenues on end-market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of: 5% on calendar year net sales up to $250 million; 7% on calendar year net sales of between $250 million and $500 million; and 9% on calendar year net sales exceeding $500 million. The royalty rate resets to 5% at the beginning of each calendar year. The adoption of Topic 606 had no impact on the method in which we recognize royalty revenue from sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA.

With the adoption of Topic 606, we changed the way we record certain of our manufacturing and royalty revenue for AMPYRA and FAMPYRA. For AMPYRA manufactured under our license and supply agreements with Acorda, we now record manufacturing and royalty revenue as the product is being manufactured, rather than when it is shipped to Acorda. For FAMPYRA, we record manufacturing revenue as the product is being manufactured, rather than when it is shipped to Biogen, but continue to record royalty revenue when the end-market sale of FAMPYRA occurs. See Note 3, Revenue from Contracts with Customers, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, for additional information regarding the adoption of Topic 606.

The decrease in the amount of manufacturing and royalty revenue recognized for AMPYRA and FAMPYRA in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was due to the anticipated entry of generic forms of AMPYRA to the U.S. market following expiration of the ‘938 Patent in July 2018. Actual entry of generic forms of AMPYRA into the U.S. market occurred in September 2018, following expiration of the ‘938 Patent and the Federal Circuit’s decision affirming the Delaware Court Decision, which had invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” and Note 14, Commitments and Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings see “Part I, Item 1A—Risk Factors” of our Annual Report. The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

During the three months ended September 30, 2018, our shipments of AMPYRA to Acorda increased by 14% as compared to the three months ended September 30, 2017, however, revenues from AMPYRA decreased by 27%. In anticipation of the entry of generic forms of AMPYRA to the U.S. market, during the three months ended September 30, 2018, we supplied five batches of AMPYRA for Acorda for which we agreed to defer the receipt of royalties on end-market sales of the product until the product was sold by Acorda, rather than as it was manufactured. Also, during the three months ended September 30, 2018, we produced two batches of the authorized generic version of AMPYRA and, as the price we receive is based on end-market net sales, the revenue recorded for these two batches was at a price substantially lower than what we would have received had the product been resold as branded AMPYRA. During the nine months ended September 30, 2018, revenues from AMPYRA decreased by 20% as compared to the nine months ended September 30, 2017, which was primarily due to a 28% decrease in the amount of product manufactured, as well as the deferral of the royalty payments and production of the authorized generic batches, as described above. We expect that competition from generic forms of AMPYRA will continue to impact our manufacturing and royalty revenues for AMPYRA and we expect our manufacturing and royalty revenues for AMPYRA to continue to decline.

Under Topic 606, we continue to recognize manufacturing revenue for RISPERDAL CONSTA at a point in time, however, we now recognize manufacturing revenue when RISPERDAL CONSTA has been fully manufactured, which is when the product is approved for shipment, rather than when it is shipped. We continue to record royalty revenue when the end-market sale of RISPERDAL CONSTA occurs. The decrease in the amount of revenues from RISPERDAL CONSTA earned in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to a 55% and 12% decrease in the amount of RISPERDAL CONSTA shipped to Janssen, respectively, and a 8% and 7% decrease in RISPERDAL CONSTA royalty revenue, respectively. End-market sales of RISPERDAL CONSTA were $175.0 million and $559.0 million in the three and nine months ended September 30, 2018, respectively, as compared to $194.0 million and $608.0 million in the three and nine months ended September 30, 2017, respectively.

Product Sales, net

Our product sales, net consist of sales of VIVITROL and ARISTADA in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Product sales, gross	$217.4	100.0%	$168.1	100.0%	$604.1	100.0%	$468.6	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(48.2)	(22.2)%	(33.4)	(19.9)%	(144.0)	(23.8)%	(103.5)	(22.1)%
Chargebacks	(18.2)	(8.4)%	(13.2)	(7.9)%	(48.6)	(8.0)%	(35.1)	(7.5)%
Product discounts	(17.1)	(7.9)%	(13.0)	(7.7)%	(46.5)	(7.7)%	(36.1)	(7.7)%
Medicare Part D	(8.1)	(3.7)%	(5.3)	(3.2)%	(20.3)	(3.4)%	(11.1)	(2.4)%
Other	(9.8)	(4.5)%	(9.5)	(5.6)%	(27.0)	(4.5)%	(23.9)	(5.1)%
Total adjustments	(101.4)	(46.6)%	(74.4)	(44.3)%	(286.4)	(47.4)%	(209.7)	(44.8)%
Product sales, net	$116.0	53.4%	$93.7	55.7%	$317.7	52.6%	$258.9	55.2%

Our product sales, net for VIVITROL and ARISTADA in the three months ended September 30, 2018 were $79.9 million and $36.1 million, respectively, as compared to $69.2 million and $24.5 million in the three months ended September 30, 2017, respectively. Our product sales, net for VIVITROL and ARISTADA in the nine months ended September 30, 2018 were $218.8 million and $98.9 million, respectively, as compared to $193.7 million and $65.2 million in the nine months ended September 30, 2017, respectively.

The increase in product sales, gross, in the three and nine months ended September 30, 2018, as compared to the corresponding prior periods, was primarily due to increased unit sales of both VIVITROL and ARISTADA. VIVITROL product sales, gross, increased by 18% in both the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, respectively, which was due to an increase in the number of VIVITROL units sold. ARISTADA product sales, gross, increased by 62% and 65% in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, respectively, which was primarily due to an increase in the number of ARISTADA units sold of 40% and 47%, respectively. For ARISTADA, we also had a 3% price increase that went into effect in January 2018 and a 4% price increase that went into effect in July 2018. We did not have a price increase for VIVITROL in 2018.

License Revenue

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
License revenue	$—	$—	$—	$48.3	$—	$48.3

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

Research and Development Revenue

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Research and development revenue	$16.3	$1.0	$15.2	$53.3	$2.5	$50.8

The increase in R&D revenue in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to the revenue earned under the license and collaboration agreement with Biogen for BIIB098 that we entered into during the three months ended December 31, 2017. Under the agreement, since January 1, 2018, Biogen is responsible for all the BIIB098 development costs we incur, subject to annual budget limitations.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Cost of goods manufactured and sold	$39.4	$36.1	$(3.4)	$127.3	$116.2	$(11.1)

The increase in cost of goods manufactured and sold in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to increased sales of VIVITROL and ARISTADA, as described above, and the restructuring activity at our Athlone, Ireland manufacturing facility. During the three months ended March 31, 2018, management approved a restructuring plan designed to streamline future operational performance which included a reduction in headcount of 24 employees. Accordingly, we recorded a restructuring charge of $3.2 million within cost of goods manufactured and sold which consisted of severance and outplacement services. At June 30, 2018, we had made all our severance and outplacement services payments related to this restructuring.

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

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2018 and 2017 relating to each of our key development programs, all other development programs and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
External R&D Expenses:
Key development programs:
ALKS 3831	$9.0	$19.4	$10.4	$39.7	$70.8	$31.1
BIIB098	9.7	11.9	2.2	31.9	37.5	5.6
ALKS 5461	6.3	11.7	5.4	23.1	29.8	6.7
ARISTADA and ARISTADA line extensions	6.2	5.9	(0.3)	17.5	9.9	(7.6)
ALKS 4230	3.1	1.7	(1.4)	12.3	5.1	(7.2)
Other external R&D expenses	13.6	10.5	(3.1)	35.8	28.6	(7.2)
Total external R&D expenses	47.9	61.1	13.2	160.3	181.7	21.4
Internal R&D expenses:
Employee-related	42.2	33.0	(9.2)	122.8	97.0	(25.8)
Occupancy	2.9	2.4	(0.5)	8.5	7.2	(1.3)
Depreciation	3.0	2.7	(0.3)	8.8	7.7	(1.1)
Other	5.3	5.2	(0.1)	16.0	14.8	(1.2)
Total internal R&D expenses	53.4	43.3	(10.1)	156.1	126.7	(29.4)
Research and development expenses	$101.3	$104.4	$3.1	$316.4	$308.4	$(8.0)

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

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 17% from September 30, 2017 to September 30, 2018.

Selling, General and Administrative Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Selling, general and administrative expense	$128.8	$99.6	$(29.1)	$385.2	$310.7	$(74.5)

The increase in selling, general and administrative (“SG&A”) expense in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to an increase in employee-related expenses of $14.0 million and $35.4 million, respectively, and marketing and professional services fees of $13.1 million and $34.5 million, respectively. The increase in employee-related expenses was primarily due to an increase in our SG&A-related headcount of 17% from September 30, 2017 to September 30, 2018. The increase in marketing and professional services fees was primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase in patient access support services, such as reimbursement and transition assistance, for both of these products, and investment in ALKS 5461 as the FDA has issued a PDUFA target action date for the ALKS 5461 NDA of January 31, 2019.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Amortization of acquired intangible assets	$16.4	$15.5	$(0.9)	$48.7	$46.4	$(2.3)

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2018 is expected to be approximately $65.0 million, $55.0 million, $50.0 million, $40.0 million and $35.0 million in the years ending December 31, 2018 through 2022, respectively.

Other Income (Expense), Net

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Interest income	$2.6	$1.2	$1.4	$5.9	$3.3	$2.6
Interest expense	(3.4)	(3.1)	(0.3)	(11.9)	(8.8)	(3.1)
Change in the fair value of contingent consideration	4.2	13.6	(9.4)	(17.3)	15.9	(33.2)
Other expense, net	(0.1)	(9.1)	9.0	(2.8)	(10.7)	7.9
Total other (expense) income, net	$3.3	$2.6	$0.7	$(26.1)	$(0.3)	$(25.8)

The increase in interest expense in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was due to the Refinancing in March 2018. The Refinancing, which, among other things, extended the due date of the term loan from September 25, 2021 to March 26, 2023 and lowered the interest rate on our term loan from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with no LIBOR floor, resulted in a charge of $2.3 million in the three months ended March 31, 2018. The Refinancing is discussed in greater detail in Note 10, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

The decrease in the fair value of contingent consideration during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to the complete response letter Recro received from the FDA in May 2018 regarding its NDA for IV Meloxicam. As a result of receipt of the complete response letter, we delayed our anticipated date for the FDA’s approval of the IV Meloxicam NDA and reduced the amount of forecasted sales due to this delay in our valuation model. Recro resubmitted the NDA for IV Meloxicam in September 2018 and the FDA assigned a PDUFA goal date of March 24, 2019. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Provision (Benefit)

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Income tax provision (benefit)	$0.6	$0.5	$(0.1)	$4.3	$(5.9)	$(10.2)

The income tax provision (benefit) in the three and nine months ended September 30, 2018 and 2017 primarily related to U.S. federal and state taxes. The unfavorable change in income taxes in the three and nine months ended September 30, 2018, as compared to the corresponding prior periods, was primarily due to an increase in income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2018			December 31, 2017
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$140.9	$75.1	$216.0	$114.7	$76.6	$191.3
Investments—short-term	127.1	123.9	251.0	127.5	114.7	242.2
Investments—long-term	97.7	13.8	111.5	108.9	48.3	157.2
Total cash and investments	$365.7	$212.8	$578.5	$351.1	$239.6	$590.7
Outstanding borrowings—short and long-term	$279.9	$—	$279.9	$281.4	$—	$281.4

At September 30, 2018, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term	$251.4	$—	$(0.4)	$251.0
Investments—long-term available-for-sale	108.5	—	(0.7)	107.8
Investments—long-term held-to-maturity	3.5	0.2	—	3.7
Total	$363.4	$0.2	$(1.1)	$362.5

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

We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2018, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

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

Information about our cash flows, by category, is presented in “Part I, Item 1–Condensed Consolidated Financial Statements of Cash Flows” of this Form 10-Q. The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Cash and cash equivalents, beginning of period	$191.3	$186.4
Cash flows provided by (used in) operating activities	38.7	(16.7)
Cash flows used in investing activities	(14.4)	(4.2)
Cash flows provided by (used in) financing activities	0.4	(0.4)
Cash and cash equivalents, end of period	$216.0	$165.1

The change in cash flows provided by operating activities in the nine months ended September 30, 2018, as compared to the cash flows used in operating activities in the nine months ended September 30, 2017, was primarily due to a 24% increase in cash received from our customers, which was driven in large part by the license and collaboration agreement with Biogen for BIIB098, as described above. This was partially offset by a 21% increase in cash paid to our employees, which was primarily due to a 12% increase in our headcount from September 30, 2017 to September 30, 2018.

The increase in cash flows used in investing activities in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was due to a $18.4 million increase in additions to our property, plant and equipment, which consisted predominately of construction of facilities and purchase of equipment at our Wilmington, Ohio location for the manufacture of products currently in development and existing proprietary products, partially offset by a $7.8 million increase in the net sales of investments.

Borrowings

In March 2018, we completed the Refinancing related to the 2023 Term Loans. The 2023 Term Loans mature on March 26, 2023, bear interest for LIBOR Rate Loans (each capitalized term in this sentence as defined in the Amended Credit Agreement) at LIBOR plus 2.25%, with no LIBOR floor and for ABR Loans at ABR plus 1.25%, with an ABR floor of 1.00%.

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

At September 30, 2018, the principal balance of our borrowings consisted of $282.8 million outstanding under our 2023 Term Loans. See Note 10, Long-Term Debt, in the “Notes to condensed Consolidated Financial Statements” in this Form 10-Q, for a further discussion of our 2023 Term Loans.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report and “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2018 for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the descriptions in such reports.

Off-Balance Sheet Arrangements

At September 30, 2018, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report and subsequent periodic reports. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” of our Annual Report, “Part II, Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and under the heading “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2018. As of September 30, 2018, we had purchased a total of 8,866,342 shares at a cost of $114.0 million.

During the three months ended September 30, 2018, we acquired 1,052 ordinary shares, at an average price of $41.27 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended September 30, 2018, Mr. James M. Frates, an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #†	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.
10.2 #†	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.
10.3 #†	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.
10.4 #†	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.
10.5 #†	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.
10.6 #†	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.
10.7 #†	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.
10.8 #†	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.
10.9 #†	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.
10.10 #†	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.
10.11 #*

Sixth Amendment to the Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II (assigned to Alkermes, Inc. in July 2006), effective as of July 1, 2018.

10.12 #*	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #+

The following materials from Alkermes plc’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

Date: October 23, 2018