Form 10-K
period 2018-12-31
Alkermes plc.
filed 2019-02-15
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s ordinary shares held by non‑affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,322,607,110.

As of February 4, 2019, 156,039,212 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2019 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2018

CAUTIONARY NOTE CONCERNING FORWARD‑LOOKING STATEMENTS

This document contains and incorporates by reference “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward‑looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward‑looking information. Forward‑looking statements in this Annual Report on Form 10‑K (“Annual Report”) include, without limitation, statements regarding:

•	our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity, capital expenditures and income taxes;
•

our expectations regarding our products, including those expectations related to product development, regulatory filings, regulatory approvals and regulatory timelines, therapeutic and commercial scope and potential, and the costs and expenses related to such activities;

•	our expectations regarding the initiation, timing and results of clinical trials of our products;
•

our expectations regarding the competitive landscape, and changes therein, related to our products, including competition from generic forms of our products or competitive products and competitive development programs;

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of new legislation and related regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•

our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents, other proprietary and intellectual property (“IP”) rights, and our products; and

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

This Annual Report includes data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report also includes data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source, and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A—Risk Factors” in this Annual Report. These and other factors could cause results to differ materially from those expressed in this Annual Report.

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

NOTE REGARDING TRADEMARKS

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, CODAS®, IPDAS®, LinkeRx®, MXDAS®, NanoCrystal®, SODAS®, and VIVITROL®.

The following are trademarks of the respective companies listed: ABILIFY® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA®, and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, and TYSABRI®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BRIXADI®—Braeburn Inc.; BUNAVAILTM—BioDelivery Sciences; BYDUREON®—Amylin Pharmaceuticals, LLC (“Amylin”); BYDUREON BCiseTM—AstraZeneca Pharmaceuticals LP;—CAMPRAL®—Merck Sante; COPAXONE®—Teva Pharmaceutical Industries Ltd.; EXTAVIA® and GILENYA®—Novartis AG; INVEGA SUSTENNA®, RISPERDAL CONSTA® INVEGA TRINZA®, TREVICTA® and XEPLION®—Johnson & Johnson (or its affiliates); LATUDA®—Dainippon Sumitomo Pharma Co., Ltd.; NOVANTRONE® and REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); PROBUPHINE®— Titan Pharmaceuticals, Inc.; REXULTI®— H. Lundbeck A/S plc; PERSERIS®— SUBOXONE®, SUBUTEX® and SUBLOCADE®—Indivior plc (or its affiliates); VICTOZA®—Novo Nordisk A/S LLC; ZUBSOLV®—Orexo US, Inc.; ZYPREXA® RELPREVV®—Eli Lilly and Company; and VRAYLAR®— Forest Laboratories, LLC . Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed drug products and a clinical pipeline of product candidates focused on central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis (“MS”), and oncology. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

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

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is the first atypical antipsychotic with four dosing options—once-monthly (441 mg, 662 mg, 882 mg), once-every-six-weeks (882 mg) and once-every-two-months (1064 mg)— to deliver and maintain therapeutic levels of medication in the body. ARISTADA is packaged in a ready-to-use, pre-filled product format. We developed ARISTADA and manufacture and commercialize it in the U.S.

ARISTADA INITIO

ARISTADA INITIO (aripiprazole lauroxil), in combination with a single 30 mg dose of oral aripiprazole, is indicated for the initiation of ARISTADA when used for the treatment of schizophrenia in adults. ARISTADA INITIO leverages our proprietary NanoCrystal technology and provides an extended-release formulation of aripiprazole lauroxil in a smaller particle size compared to ARISTADA. This smaller particle size enables faster dissolution and leads to more rapid achievement of relevant levels of aripiprazole. The ARISTADA INITIO regimen, consisting of a single injection of 675 mg ARISTADA INITIO in combination with a single 30 mg dose of oral aripiprazole, when used to initiate onto any dose of ARISTADA, provides patients with relevant levels of aripiprazole within four days of treatment initiation. The first ARISTADA dose may be administered on the same day as the ARISTADA INITIO regimen or up to 10 days thereafter. We developed ARISTADA INITIO and exclusively manufacture and commercialize it in the U.S.

What is schizophrenia?

Schizophrenia is a chronic, severe and disabling brain disorder. The disease is marked by positive symptoms (hallucinations and delusions) and negative symptoms (depression, blunted emotions and social withdrawal), as well as by disorganized thinking. Approximately 3.5 million people are diagnosed with schizophrenia in the U.S., with men and women affected equally. Worldwide, it is estimated that one person in every 100 develops schizophrenia. Studies have demonstrated that as many as 75% of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms.

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

For a discussion of legal proceedings related to the patents covering VIVITROL, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “— Patent protection for our products is important and uncertain,” “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business” and ““— Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

What are opioid dependence and alcohol dependence?

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2017 U.S. National Survey on Drug Use and Health, an estimated 2.0 million people aged 18 or older in the U.S. had an opioid use disorder. In 2013, with the publication of the Diagnostic Statistical Manual (DSM) V, the DSM IV diagnoses of substance use disorders as either dependence or abuse (i.e., opioid dependence), were combined into one diagnostic category of “substance use disorders” (i.e., opioid use disorder) with three categories of disorder severity—either mild, moderate or severe. It is believed that the DSM IV diagnoses of opioid dependence corresponds to the DSM V diagnosis of either moderate or severe opioid use disorder.

Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2017 U.S. National Survey on Drug Use and Health, an estimated 7.8 million people had alcohol dependence. Adherence to medication is particularly challenging with this patient population.

Products Using Our Proprietary Technologies

We have granted licenses under our proprietary technologies to enable third parties to develop, commercialize and, in some cases, manufacture products for which we receive royalties and/or manufacturing revenues. Such arrangements include the following:

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate 3-month injection) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies.

INVEGA SUSTENNA is approved in the U.S. for the treatment of schizophrenia and for the treatment of schizoaffective disorder as either a monotherapy or adjunctive therapy. Paliperidone palmitate extended-release injectable suspension is approved in the European Union (“EU”) and other countries outside of the U.S. for the treatment of schizophrenia and is marketed and sold under the trade name XEPLION. INVEGA SUSTENNA/XEPLION uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA/XEPLION is manufactured by Janssen. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

INVEGA TRINZA/TREVICTA is an atypical antipsychotic injection for the treatment of schizophrenia used in people who have been treated with INVEGA SUSTENNA for at least four months. INVEGA TRINZA/TREVICTA is the first schizophrenia treatment to be taken once every three months. TREVICTA is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION. INVEGA TRINZA/TREVICTA uses our proprietary technology and is manufactured by Janssen.

RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one intramuscular injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us. For a discussion of legal proceedings related to one of the patents covering RISPERDAL CONSTA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

Revenues from Janssen accounted for approximately 29%, 33% and 36% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. See “Collaborative Arrangements” in Part I of this Annual Report for information about our relationship with Janssen.

What is bipolar I disorder?

Bipolar I disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. It is often characterized by debilitating mood swings, from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode and affects approximately one percent of the American adult population in any given year. The median age of onset for bipolar I disorder is 25 years.

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

For a discussion of legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.” The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in April 2025 in the EU.

Starting in September 2018, generic versions of AMPYRA, including the authorized generic version of AMPYRA, began to enter the U.S. market.

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

Key Development Programs

Our R&D is focused on leveraging our formulation expertise and proprietary product platforms to develop novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS, and in oncology. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of this Annual Report. Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of this Annual Report for information with respect to the intellectual property protection for our development candidates.

Diroximel Fumarate (BIIB098)

Diroximel fumarate (“BIIB098”), formerly referred to as ALKS 8700, is a novel, oral fumarate in development for the treatment of relapsing forms of MS. Diroximel fumarate is designed to rapidly convert to monomethyl fumarate in the body and may have the potential to offer differentiated gastrointestinal tolerability due to its chemical structure as compared to the currently marketed dimethyl fumarate, TECFIDERA.

The pivotal clinical program for diroximel fumarate consists of pharmacokinetic bridging studies comparing diroximel fumarate and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of BIIB098, which we initiated in December 2015. We submitted a 505(b)(2) NDA for diroximel fumarate in December 2018. For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of this Annual Report. In addition, EVOLVE-MS-2, an elective, randomized, head-to-head phase 3 study of the gastrointestinal tolerability of diroximel fumarate versus TECFIDERA is ongoing, with topline results expected in mid-2019.

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to diroximel fumarate. Revenues from Biogen related to this license and collaboration agreement accounted for approximately 10% and less than 10% of our consolidated revenues for the years ended December 31, 2018 and 2017, respectively. For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of this Annual Report.

ALKS 3831

ALKS 3831 is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of schizophrenia. ALKS 3831 is composed of samidorphan, a novel, new molecular entity, co-formulated with the established antipsychotic agent, olanzapine, in a single bilayer tablet. ALKS 3831 is designed to provide the strong antipsychotic efficacy of olanzapine with a favorable weight profile.

The ENLIGHTEN clinical development program for ALKS 3831 includes two key studies: ENLIGHTEN-1, a four-week study evaluating the antipsychotic efficacy of ALKS 3831 compared to placebo, and ENLIGHTEN-2, a six-month study assessing weight gain with ALKS 3831 compared to olanzapine in patients with schizophrenia. The program also includes supportive studies to evaluate the pharmacokinetic and metabolic profile and long-term safety of ALKS 3831.

In June 2017, we announced positive topline results from ENLIGHTEN-1, a multinational, double-blind, randomized, phase 3 study that evaluated the antipsychotic efficacy, safety and tolerability of ALKS 3831 compared to placebo over a four-week period in patients experiencing an acute exacerbation of schizophrenia. ALKS 3831 met the prespecified primary endpoint demonstrating statistically significant reductions from baseline in Positive and Negative Syndrome Scale (“PANSS”) scores compared to placebo. The study also included an olanzapine arm but was not designed to provide comparative efficacy or safety data between ALKS 3831 and olanzapine. Data from the study showed that olanzapine achieved similar improvements from baseline PANSS scores as compared to placebo.

In November 2018, we announced positive topline results from ENLIGHTEN-2, a multicenter, double-blind, randomized, phase 3 study that evaluated the weight gain profile of ALKS 3831 compared to olanzapine in patients with stable schizophrenia over a six-month period. ALKS 3831 met the prespecified co-primary endpoints, demonstrating both a lower mean percent weight gain from baseline at six months compared to the olanzapine group, and a lower proportion of patients who gained 10% or more of their baseline body weight at six months compared to the olanzapine group. We plan to present ENLIGHTEN-2 data at a medical meeting in the first half of 2019.

We will request a pre-NDA meeting with the FDA to discuss its key requirements including the efficacy, safety, weight and metabolic profile of ALKS 3831, and plan to submit an NDA for ALKS 3831 in mid-2019.

ALKS 4230

ALKS 4230 is a novel, engineered fusion protein designed to selectively activate tumor-killing immune cells while avoiding the expansion of immunosuppressive cells by preferentially binding to the intermediate affinity interleukin-2 (“IL-2”) receptor complex. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects of existing IL-2 therapy, while mitigating certain limitations. Our phase 1 study for ALKS 4230 is designed to evaluate ALKS 4230 as a monotherapy agent and in combination with the anti-PD-1 therapy, pembrolizumab.

A dose-escalation stage designed to determine a maximum tolerated dose of ALKS 4230 in a monotherapy setting and to identify the optimal dose range of ALKS 4230 based on measures of immunological-pharmacodynamic effects is ongoing. Upon completion of the dose-escalation stage, we expect to initiate a monotherapy dose-expansion stage of the phase 1 study in patients with renal cell carcinoma or melanoma. Initial data from the dose-escalation stage of the phase 1 study, demonstrating dose-dependent pharmacodynamic effects on circulating CD8+ T cells and natural killer cells with minimal and non-dose dependent effect on immunosuppressive regulatory T cells, were presented at the 2018 Society for Immunotherapy of Cancer meeting.

In September 2018, we initiated the combination therapy stage of the phase 1 study, designed to assess the safety profile and anti-tumor activity of ALKS 4230 with pembrolizumab in patients with select advanced solid tumors.

ALKS 5461 Update

ALKS 5461 is a proprietary, once-daily, oral investigational medicine with a novel mechanism of action for the adjunctive treatment of major depressive disorder (“MDD”) in patients with an inadequate response to standard antidepressant therapies. ALKS 5461 is a fixed-dose combination of buprenorphine, a partial mu-opioid receptor agonist and kappa-opioid receptor antagonist, and samidorphan, a mu-opioid receptor antagonist.

The clinical development program for ALKS 5461 included three core phase 3 efficacy studies (FORWARD-3, FORWARD-4 and FORWARD-5), as well as additional supportive studies to evaluate the long-term safety, dosing, pharmacokinetic profile and human abuse potential of ALKS 5461. Our NDA for ALKS 5461, submitted to the FDA in January 2018, and accepted for review by the FDA in April 2018 after the issuance, and then rescission, of a refusal to file letter, was based on a comprehensive clinical efficacy and safety package with data from more than 30 clinical trials and more than 1,500 patients with MDD.

As previously disclosed, on November 1, 2018, the FDA convened an advisory committee meeting for the ALKS 5461 NDA. The Psychopharmacologic Drugs Advisory Committee and the Drug Safety and Risk Management Advisory Committee jointly voted that the benefit-risk profile was not adequate to support approval of ALKS 5461. On February 1, 2019, we announced receipt of a complete response letter, or CRL, from the FDA for the ALKS 5461 NDA. The CRL states that the FDA is unable to approve the ALKS 5461 NDA in its present form and requests additional clinical data to provide substantial evidence of effectiveness of ALKS 5461 for the adjunctive treatment of MDD. We plan to meet with the FDA to discuss the contents of the CRL and potential next steps for ALKS 5461. This interaction with the Agency will inform whether there is a viable path forward for the ALKS 5461 program.

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

Acorda

Under an amended and restated license agreement, we granted Acorda an exclusive worldwide license to use and sell and, solely in accordance with our supply agreement, to make or have made, AMPYRA/FAMPYRA. We receive certain commercial and development milestone payments, license revenues and a royalty of approximately 10% based on net sales of AMPYRA (including the authorized generic version of AMPYRA) and FAMPYRA by Acorda and its sub‑licensee, Biogen. This royalty payment may be reduced in any country based on lack of patent coverage, competing products achieving certain minimum sales thresholds, and whether we manufacture the product.

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

Acorda has the right to terminate the amended and restated license agreement upon 90 days’ written notice. We have the right to terminate the amended and restated license agreement for countries in which Acorda fails to launch a product within a specified time after obtaining the necessary regulatory approval or fails to file regulatory approvals within a commercially reasonable time after completion of, and receipt of positive data from, all pre-clinical and clinical studies required for filing a marketing authorization application. Either party has the right to terminate the amended and restated license agreement by written notice following a material breach of the other party, which is not cured within a certain time period, or upon the other party’s entry into bankruptcy or dissolution proceedings. If we terminate Acorda’s license in any country, we are entitled to a license from Acorda of its patent rights and know‑how relating to the product as well as the related data, information and regulatory files, and to market the product in the applicable country, subject to an initial payment equal to Acorda’s cost of developing such data, information and regulatory files and to ongoing royalty payments to Acorda. Subject to the termination of the amended and restated license agreement, licenses granted under the license agreement terminate on a country‑by‑country basis upon the expiration of the last to expire of our patents or the existence of a threshold level of competition in the marketplace.

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

Biogen

In November 2017, we entered into a license and collaboration agreement with Biogen, under which we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. We amended the license and collaboration agreement in October 2018.

Upon entering into this agreement in November 2017, we received an up-front cash payment of $28.0 million. In June 2018, we received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098. We are also eligible to receive an additional cash payment of $150.0 million upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. We are also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement.

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

Except in certain limited circumstances, until FDA approval of an NDA for BIIB098, we are responsible for the development of BIIB098 for the treatment of MS. Biogen paid a portion of the BIIB098 development costs we incurred in 2017 and, since January 1, 2018, Biogen is responsible for all BIIB098 development costs we incur, subject to annual budget limitations. After the date of FDA approval of an NDA for BIIB098 for the treatment of MS, Biogen will be responsible for all development and commercialization activities, as well as the costs of all such activities, for BIIB098 and all other products covered by patents licensed to Biogen under the agreement. We have retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

If BIIB098 discontinuations due to gastrointestinal adverse events in BIIB098’s long-term safety clinical trial exceed a certain pre-defined threshold, or, if in part B of the head-to-head phase 3 gastrointestinal tolerability clinical trial, BIIB098 demonstrates a greater rate of discontinuations as compared to TECFIDERA and TECFIDERA demonstrates statistical superiority to BIIB098 on the primary endpoint, then “GI Inferiority” shall be deemed to exist, and (i) Biogen shall have the right to recapture from us its $50.0 million option payment through certain temporary reductions in royalty rates, (ii) the minimum annual payments Biogen owes to us shall terminate and (iii) there shall be no reversion of BIIB098 to us in the event that Biogen terminates the agreement and does not commercialize BIIB098.

Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety. Either party has the right to terminate the agreement following any governmental prohibition of the transactions effected by the agreement, or in connection with an insolvency event involving the other party. Upon termination of the agreement by either party, if, prior to such termination (i) GI Inferiority was not deemed to exist or (ii) GI Inferiority was deemed to exist but Biogen commercialized BIIB098, then, at our request, the BIIB098 program will revert to us.

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

Proprietary Products and Products using our Proprietary Technologies

We manufacture ARISTADA and ARISTADA INITIO, and microspheres for RISPERDAL CONSTA and VIVITROL, in our Wilmington, Ohio facility. We are currently operating one RISPERDAL CONSTA line, two VIVITROL lines and two ARISTADA lines at commercial scale. We source our packaging operations for VIVITROL, ARISTADA and ARISTADA INITIO to third‑party contractors. Janssen is responsible for packaging operations for RISPERDAL CONSTA and, in Russia and certain countries of the CIS, VIVITROL. Our Wilmington, Ohio facility has been inspected by U.S., European (including the Medicines and Healthcare Products Regulatory Agency), Chinese, Japanese, Brazilian, Turkish and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

We manufacture AMPYRA (including the authorized generic version of AMPYRA)/FAMPYRA and other products in our Athlone, Ireland facility. This facility has been inspected by U.S., Irish, Brazilian, Turkish, Saudi Arabian, Korean, Belarusian and Chinese regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing. In 2018, the FDA completed a pre-approval inspection and recommended the Athlone, Ireland facility for approval to manufacture commercial supplies of bulk intermediate NanoCrystal dispersion of Meloxicam.

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

Research & Development

We devote significant resources to R&D programs. We focus our R&D efforts on developing novel therapeutics in areas of high unmet medical need. Our R&D efforts include, but are not limited to, areas such as pharmaceutical formulation, analytical chemistry, process development, engineering, scale‑up and drug optimization/delivery. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our R&D expenditures for our years ended December 31, 2018, 2017 and 2016.

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

We do not generally act as the product authorization holder for products incorporating our drug delivery technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant authorization from the FDA or other national regulator, and we would support this authorization by furnishing a copy of the Drug Master File, or the chemistry, manufacturing and controls data to the relevant regulator to prove adequate manufacturing data in respect of the product. We would generally update this information annually with the relevant regulator. In other cases where we have developed proprietary products, such as VIVITROL, ARISTADA and ARISTADA INITIO, we hold the appropriate regulatory documentation ourselves.

Marketing, Sales and Distribution

We are responsible for the marketing of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. We focus our sales and marketing efforts on physicians in private practice and in public treatment systems. We believe that we use customary pharmaceutical company practices to market our products and to educate physicians, including through advertisements, professional symposia, selling initiatives and other methods. Our education initiatives extend to individual physicians, nurses, social workers, counselors and other stakeholders involved in the treatment of opioid dependence, alcohol dependence and schizophrenia. We provide, and contract with third‑party vendors to provide, customer service and other related programs for our products, such as product‑specific websites, insurance research services and order, delivery and fulfillment services.

Our sales force for VIVITROL in the U.S. consists of approximately 100 individuals. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2018 to Cardinal Health, AmerisourceBergen Corporation (“AmerisourceBergen”) and McKesson Corporation represented approximately 23%, 20% and 19%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA in the U.S. consists of approximately 300 individuals. ARISTADA is primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2018 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 47%, 23% and 19%, respectively, of total ARISTADA gross sales.

ICS, a division of AmerisourceBergen, provides warehousing, shipping and administrative services for VIVITROL, ARISTADA and ARISTADA INITIO.

Under our license agreements with Janssen, Acorda and other licensees and sublicensees, they are each responsible for the commercialization of any products developed under their respective agreement if and when regulatory approval is obtained.

Competition

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and biopharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and royalty revenues. These competitors are working to develop and market other systems, products and other methods of preventing or reducing disease, and new small‑molecule and other classes of drugs that can be used with or without a drug delivery system.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including, but not limited to Luye Pharma Group Ltd. (“Luye Pharma”), which is developing risperidone formulated as extended release microspheres for intramuscular injection for the treatment of schizophrenia and/or schizoaffective disorders. In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole, REXULTI, LATUDA, VRAYLAR, ABILIFY MAINTENA, risperidone, quetiapine, olanzapine, ziprasidone and clozapine.

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

In the treatment of opioid dependence, VIVITROL competes with SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, SUBUTEX (buprenorphine HCl sublingual tablets) and SUBLOCADE (once-monthly buprenorphine extended-release injection), each of which is marketed and sold by Indivior plc, and BUNAVAIL buccal film (buprenorphine and naloxone) marketed by BioDelivery Sciences, PROBUPHINE (buprenorphine) from Titan Pharmaceuticals, Inc., ZUBSOLV (buprenorphine and naloxone) marketed by Orexo US, Inc., and once launched, will compete with BRIXADI, which will be marketed by Braeburn, Inc. VIVITROL also competes with methadone, oral naltrexone and generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing products that have shown promise in treating opioid dependence that, if approved by the FDA, would compete with VIVITROL.

While AMPYRA/FAMPYRA is approved as a treatment to improve walking in patients with MS, there are a number of FDA‑approved therapies for MS disease management that seek to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS. These products include AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and NOVANTRONE from EMD Serono, Inc.; GILENYA and EXTAVIA from Novartis AG; AUBAGIO and LEMTRADA from Sanofi‑Aventis; and generic products, including generic versions of AMPYRA.

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

Patents and Proprietary Rights

Our success will be dependent, in part, on our ability to obtain and maintain patent protection for our products, including those marketed and sold by our licensees, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others. We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications, which includes numerous patents in the U.S. and in other countries directed to compositions of matter, methods of treatment and formulations, as well as processes of preparation. In the future, we plan to file additional patent applications in the U.S. and in other countries directed to new or improved products and processes, and we intend to vigorously defend our patent positions. In addition, our licensees may own additional patents that cover those products owned by such licensees that incorporate our proprietary technologies and for which we receive royalties.

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expirations dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
9,034,867	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035

In the U.S., in addition to patent protection, ARISTADA is entitled to regulatory exclusivity until October 2020, a benefit afforded to new chemical entities.

VIVITROL and RISPERDAL CONSTA

We have a significant number of patents and certain pending patent applications covering our microsphere technology throughout the world, which, to some extent, cover VIVITROL and RISPERDAL CONSTA. The latest to expire of our patents covering VIVITROL and RISPERDAL CONSTA, expire in the U.S. in 2029 and 2023, respectively, and in the EU in 2021, and we own 13 and 4 unexpired Orange-Book listed U.S. patents covering VIVITROL and RISPERDAL CONSTA, respectively. For a discussion of legal proceedings related to certain of the patents covering VIVITROL and RISPERDAL CONSTA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report.

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Our NanoCrystal technology patent portfolio, licensed to Janssen in relation to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, contains a number of granted patents and pending patent applications throughout the world, including in the U.S. and in countries outside of the U.S. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest to expire of the licensed patents covering INVEGA TRINZA/TREVICTA in the U.S. expired in 2017 and in the EU will expire in 2022. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report.

AMPYRA/FAMPYRA

Our OCR technology is protected by a patent estate including patents and patent applications filed worldwide. Some OCR patent families are product-specific (including some which are owned by our licensees), whereas others cover generic delivery platforms (e.g., different release profiles, taste masking, etc.). AMPYRA/FAMPYRA incorporates our matrix drug absorption system technology. All of the U.S. patents covering AMPYRA have expired or have been revoked. Acorda has a number of European patents covering FAMPYRA (with regulatory exclusivity in the EU until 2021), the latest of which expires in 2025. For a discussion of legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report.

We also have worldwide patent protection for our Key Development Programs:

ALKS 3831

We own or have a license to U.S. and worldwide patents and patent applications that cover a class of compounds that includes the opioid modulators in ALKS 3831. In addition, we own U.S. and worldwide patents and patent applications that claim formulations and methods of treatment that cover ALKS 3831. The principal owned or licensed U.S. patents for ALKS 3831 and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
7,956,187	ALKS 3831	2021
8,252,929	ALKS 3831	2021
7,262,298	ALKS 3831	2025
8,680,112	ALKS 3831	2030
9,119,848	ALKS 3831	2031
10,005,790	ALKS 3831	2031
8,778,960	ALKS 3831	2031
9,126,977	ALKS 3831	2031
9,517,235	ALKS 3831	2031

Diroximel Fumarate (BIIB098)

We have U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover BIIB098. U.S. Patent Nos. 8,669,281 and 9,090,558, each expiring in 2033, cover compositions of or methods for BIIB098.

ALKS 4230

We have U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover ALKS 4230. U.S. Patent No. 9,359,415, expiring in 2033, covers compositions of ALKS 4230.

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

Our trademarks, including VIVITROL, ARISTADA and ARISTADA INITIO, are important to us and are generally covered by trademark applications or registrations in the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson and AMPYRA and FAMPYRA, which are registered trademarks of Acorda. Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

In the U.S., the results of the pre‑clinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application (“BLA”), or an NDA. The NDA or BLA also includes information pertaining to the preparation of the product, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application if it is not considered sufficiently complete to permit a review and will inform the applicant of the reason for the refusal. The applicant may then resubmit the application and include supplemental information.

Once an NDA or BLA is accepted for filing, the FDA has 10 months, under its standard review process, within which to review the application (for some applications, the review process is longer than 10 months). For drugs that, if approved, would represent a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications, the FDA may assign “priority review” designation and review the application within 6 months. The FDA has additional review pathways to expedite development and review of new drugs that are intended to treat serious or life‑threatening conditions and demonstrate the potential to address unmet medical needs, including: “Fast Track,” “Breakthrough Therapy,” and “Accelerated Approval.” However, none of these expedited pathways ensure that a product will receive FDA approval.

As part of its review, the FDA may refer the application to an advisory committee for independent advice on questions related to the development of the drug and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee; however, historically, it has typically followed such recommendations. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, a patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

In reviewing a BLA or NDA, the FDA may grant marketing approval, or issue a complete response letter to communicate to the applicant the reasons the application cannot be approved in its then-current form and provide input on the changes that must be made before an application can be approved. Even if such additional information and data are submitted to the FDA, the FDA may ultimately decide that the BLA or NDA still does not satisfy the criteria for approval. The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, efficacy and potential safety signals observed in pre‑clinical tests or clinical trials, and the risks and benefits demonstrated in clinical trials. It is impossible to predict with any certainty whether and when the FDA will grant marketing approval. Even if a product is approved, the approval may be subject to limitations based on the FDA’s interpretation of the data. For example, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials or restrictions on direct‑to‑consumer advertising, any of which could negatively impact the commercial success of a drug. The FDA may require a sponsor to conduct additional post‑marketing studies as a condition of approval to provide data on safety and effectiveness. In addition, prior to commercialization, controlled substances are subject to review and scheduling by the DEA.

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

Controlled Substances Act: The DEA regulates pharmaceutical products that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act (the “CSA”). The CSA governs, among other things, the inventory, distribution, recordkeeping, handling, security and disposal of controlled substances. Pharmaceutical products that act on the CNS are often evaluated for abuse potential; a product that is then classified as a controlled substance must undergo scheduling by the DEA, which is a separate process that may delay the commercial launch of a pharmaceutical product even after FDA approval of the NDA for such product. Companies with a scheduled pharmaceutical product are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registration and injunctions, or civil or criminal penalties.

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

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers and require disclosure to the government and public of such interactions. The laws include federal “sunshine”, or open payments, provisions enacted in 2010 as part of the comprehensive federal healthcare reform legislation and supplemented as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Such provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re‑disclosure to the public) certain payments made to, or at the request of, or on behalf of, physicians or to teaching hospitals and, commencing for information to be submitted as of January 1, 2022, certain payments made to physicians assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Certain state laws also require disclosure of pharmaceutical pricing information and marketing expenditures. Given the ambiguity found in many of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

The U.S. federal and state governments regularly consider reforming healthcare coverage and lessening healthcare costs. Such reforms may include price controls, value-based pricing and changes to the coverage and reimbursement of our products, which may have a significant impact on our business. For example, on January 31, 2019, the Department of Health and Human Services (HHS) released a notice of proposed rulemaking as part of ongoing administration drug pricing reform efforts that would modify a regulatory provision that had previously protected certain pharmaceutical manufacturer rebates from criminal prosecution and financial penalties under the federal Anti-Kickback Statute and that would add new regulatory safe harbors for certain price reductions passed through to dispensing pharmacies and payments to pharmacy benefit managers. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on drug pricing. Private insurers regularly seek to manage drug cost and utilization by implementing coverage and reimbursement limitations through means including, but not limited to, formularies, increased out‑of‑pocket obligations and various prior authorization requirements. Even if favorable coverage and reimbursement status is attained for one or more products for which we have received regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The General Data Protection Regulation (“GDPR”): The GDPR came into force on May 25, 2018 and replaced the previous European Union (“EU”) Data Protection Directive (95/46). The GDPR, which governs the processing of personal data (including personal health data), applies to the Company and any of its subsidiaries that are established in the EU as well as any of its subsidiaries that are established outside the EU to the extent that they process personal data relating to clinical trial participants in the EU. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data..

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

Employees

As of February 4, 2019, we had approximately 2,300 full‑time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biopharmaceutical or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

The revenues that we receive from manufacturing fees and royalties depend primarily upon the success of our licensees, and particularly Janssen, Acorda and Biogen, in commercializing certain products. Janssen is responsible for the commercialization of RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION, and INVEGA TRINZA/TREVICTA, and, in Russia and the CIS, VIVITROL. Acorda and Biogen are responsible for commercializing AMPYRA and FAMPYRA, respectively. We have no involvement in the commercialization efforts for these and other products sold by third parties to which we have licensed our proprietary technology. Our revenues may fall below our expectations, the expectations of our licensees or those of investors, which could have a material adverse effect on our results of operations and the market price of our ordinary shares. Such revenues will depend on numerous factors, many of which are outside our control.

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

We depend substantially upon continued sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA by Janssen, upon continued sales of FAMPYRA by Biogen, and upon our continued sales of VIVITROL and ARISTADA. Any significant negative developments relating to these products, or to our licensee relationships, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or in any markets outside the U.S. or that sales of our products will not decline or cease in the future. A number of factors may cause revenues from sales of our products to grow at a slower than expected rate, or even to decrease or cease, including:

•

the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe or dispense, and patients to use, our products, including those that may be scheduled by the DEA (if and when approved);

•	unfavorable publicity concerning us or our products, similar classes of drugs or the industry generally;
•	the cost-effectiveness of our products;
•	patient and physician satisfaction with our products;
•	the successful manufacture of our products on a timely and cost-effective basis;
•	the cost and availability of raw materials necessary for the manufacture of our products;
•	the size of the markets for our products;
•	reimbursement policies of government and third-party payers;
•	the introduction, availability and acceptance of competing treatments, including treatments marketed and sold by our licensees;
•	the reaction of companies that market competitive products;
•	adverse event information relating to our products or to similar classes of drugs;
•	changes to the product labels of our products, or of products within the same drug classes, to add significant warnings or restrictions on use;
•	our continued ability to access third parties to vial, package and/or distribute our products on acceptable terms;
•

the unfavorable outcome of investigations, litigation or other legal proceedings, including government investigations regarding VIVITROL, securities litigation relating to VIVITROL and ALKS 5461, and litigation or other proceedings before the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”), including so-called “Paragraph IV” litigation relating to INVEGA SUSTENNA and AMPYRA, inter partes reviews (“IPR”) relating to VIVITROL, opposition proceedings in the EU relating to RISPERDAL CONSTA and any other litigation related to any of our products;

•	regulatory developments related to the manufacture or continued use of our products, including the issuance of a REMS by the FDA;
•	the extent and effectiveness of the sales and marketing and distribution support our products receive, including from our licensees;
•	our licensees’ decisions as to the timing and volume of product orders and product shipments, the timing of product launches, and product pricing and discounting;
•	disputes with our licensees relating to the marketing and sale of products from which we receive revenue;
•	exchange rate valuations and fluctuations;
•

global political changes and/or instability, including the expected exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), and any related changes in applicable laws and regulations, that may impact resources and markets for our products outside of the U.S.; and

•	any other material adverse developments with respect to the commercialization of our products.

These and other factors could materially adversely affect our revenues, financial condition, cash flows and results of operations.

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

This product approval process can last many years, be very costly and still be unsuccessful. Regulatory approval by the FDA or regulatory agencies outside the U.S. can be delayed, limited or not granted at all for many reasons, including:

•	a product may not demonstrate safety and efficacy for each target indication in accordance with the FDA’s or other regulatory agencies’ standards;
•	data from pre-clinical testing and clinical trials may be interpreted by the FDA or other regulatory agencies in different ways than we or our licensees interpret it;
•

the FDA or other regulatory agencies may not agree with our or our licensees’ regulatory approval strategies, components of our or our licensees’ filings, such as clinical trial designs, conduct and methodologies, or the sufficiency of our or our licensees’ submitted data;

•	the FDA or other regulatory agencies might not approve our or our licensees’ manufacturing processes or facilities;
•	the FDA or other regulatory agencies may not approve accelerated development timelines for our products;
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

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products could also cause delays to the regulatory approval process for our products. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

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

Clinical trials for our products are expensive, may take several years to complete, and their outcomes are uncertain.

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

Our pre-clinical and clinical development efforts may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	the potential delay by a partner in beginning a clinical trial;
•

the failure of third-party contract research organizations (“CROs”) and other third-party service providers and independent clinical investigators to manage and conduct the trials, to perform their oversight of the trials or to meet expected deadlines;

•	the inability to recruit clinical trial participants at the expected rate;
•	the inability to follow patients adequately after treatment;
•	unforeseen safety issues;
•	the inability to manufacture or obtain sufficient quantities of materials used for clinical trials; and
•	unforeseen governmental or regulatory issues or concerns, including those of the FDA, DEA and other regulatory agencies.

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

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, ARISTADA, ARISTADA INITIO and certain of our other development products. We rely on our manufacturing facility in Athlone, Ireland for the manufacture of AMPYRA (including the authorized generic version of AMPYRA), FAMPYRA and some of our other products using our NanoCrystal and OCR technologies.

Due to regulatory and technical requirements, we have limited ability to shift production among our facilities or to outsource any part of our manufacturing to third parties. Any such shift of production among our facilities or transition of our manufacturing processes to a third party could take a significant amount of time and money and may not be successful.

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

The manufacture of products and product components, including the procurement of bulk drug product and other materials used in the manufacture of products, and packaging, storage and distribution of our products, requires successful coordination among us and multiple third-party providers. For example, we are responsible for the entire supply chain for ARISTADA, ARISTADA INITIO and VIVITROL, up to the sale of final product and including the sourcing of key raw materials and active pharmaceutical agents from third parties. Issues with our third-party providers, including our inability to coordinate these efforts, lack of capacity available at such third-party providers or any other problems with the operations of these third-party providers, could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation and have a material adverse effect on our business, financial condition, cash flows and results of operations.

We endeavor to qualify and register new vendors and to develop contingency plans so that production is not impacted by issues associated with third-party providers. Nonetheless, our business could be materially and adversely affected by issues associated with third-party providers.

We are also dependent in certain cases on third parties to manufacture products. Where the manufacturing rights to the products using our technologies are granted to, or retained by, our third-party licensee (for example, in the cases of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA) or approved sub-licensee, we have no control over the manufacturing, supply or distribution of the product. Supply or manufacturing issues encountered by such licensees or sublicenses could materially and adversely affect sales of such products from which we receive revenue, and our business, financial condition, cash flows and results of operations.

If we or our third-party providers fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales and/or revenues.

We and our third-party providers are generally required to comply with cGMP regulations and other applicable foreign standards in the manufacture of our products. In addition, in the U.S., the DEA and state-level agencies heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of substances, including controlled substances. Our products that are scheduled by the DEA as controlled substances make us subject to the DEA’s regulations. We are subject to unannounced inspections by the FDA, the DEA and comparable state and foreign agencies in other jurisdictions to confirm compliance with all applicable laws. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA or other regulatory agencies, and ultimate amendment acceptance by such agencies, prior to release of product to the applicable marketplace. Our inability or the inability of our third-party providers to demonstrate ongoing cGMP or other regulatory compliance could require us to withdraw or recall products and interrupt clinical and commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third-party providers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

Revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations), and any cost-control measures imposed, reductions in payment rate or reimbursement or increases in our financial obligation to payers could result in decreased sales of our products and decreased revenues.

In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability of reimbursement from third-party payers such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), increases in our financial obligation to payers, including government payers (including due to changes in our AMP calculation), limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments, or deductible amounts, could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare, including by comparing the effectiveness, benefits and costs of similar treatments. Any adverse findings for our products from such comparisons may reduce the extent of reimbursement for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs, including but not limited to price control initiatives, discounts and other pricing-related actions. For example, in 2017, the State of California enacted as law SB-17, a drug pricing transparency bill that requires, among other things, that manufacturers notify the state and health insurers, and justify, any time such manufacturers plan to increase the price of a medication by sixteen percent (16%) or more over a two-year period. Similar state drug pricing initiatives were enacted in 2018 (e.g., Oregon HB 4005 with reporting requirements commencing in 2019) and we expect additional state drug pricing initiatives to be proposed and enacted in 2019. In addition, State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In 2019, we may face uncertainties as a result of likely continued federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA and potential reforms and changes to government negotiation or regulation of drug pricing. For example, on January 31, 2019, HHS released a notice of proposed rulemaking as part of ongoing administration drug pricing reform efforts that would modify a regulatory provision that had previously protected certain pharmaceutical manufacturer rebates from criminal prosecution and financial penalties under the federal Anti-Kickback Statute and that would add new regulatory safe harbors for certain price reductions passed through to dispensing pharmacies and payments to pharmacy benefit managers. There is no assurance that such efforts and proposed legislation will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform and drug pricing will affect our business.

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

Patent protection for our products is important and uncertain.

The following factors are important to our success:

•	receiving and maintaining patent and/or trademark protection for our products, technologies and developing technologies, including those that are subject to our licensing arrangements;
•	maintaining our trade secrets;
•	not infringing the proprietary rights of others; and
•	preventing others from infringing our proprietary rights.

Patent protection only provides rights of exclusivity for the term of the patent. We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we try to protect our proprietary position by filing patent applications in the U.S. and elsewhere related to our proprietary product inventions and improvements that are important to our business and products. Our pending patent applications, together with those we may file in the future, or those we may license to or from third parties, may not result in patents being issued. Even if issued, such patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar technology. The development of new technologies or products may take a number of years, and there can be no assurance that any patents which may be granted in respect of such technologies or products will not have expired or be due to expire by the time such products are commercialized, or that such patents will successfully withstand any challenges during their respective terms.

Although we believe that we make reasonable efforts to protect our intellectual property rights and to ensure that our proprietary technology does not infringe the rights of third parties, we cannot ascertain the existence of all potentially conflicting intellectual property claims. Therefore, there is a risk that third parties may make claims of infringement against our products or technologies. There may be patents issued to, or patent applications filed by, third parties that relate to certain of our products. If patents exist or are issued that cover our products, we may not be able to manufacture, use, offer for sale, sell or import such products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our licensees, licensors, contract manufacturers, potential business partners, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information, or our competitors might learn of the information in some other way. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to, or independently developed by, a competitor, such event could materially adversely affect our business, financial condition, cash flows and results of operations.

Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.

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

In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation and an increasing number of IPRs and administrative proceedings in the pharmaceutical industry regarding patents and other intellectual property rights. A patent holder might file an IPR, interference and/or infringement action against us, including in response to patent certifications required under the Hatch-Waxman Act, claiming that certain claims of one or more of our issued patents are invalid or that the manufacture, use, offer for sale, sale or import of our products infringed one or more of such party’s patents. We may have to expend considerable time, effort and resources to defend such actions. In addition, we may need to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patents, patent applications or trademark applications (see “—We or our licensees may face claims against our intellectual property rights covering our products and competition from generic drug manufacturers” for additional information regarding litigation with generic drug manufacturers). We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Competitors may sue us as a way of delaying the introduction of our products.

Litigation and trial proceedings, such as IPRs, concerning patents and other intellectual property rights may be expensive, protracted with no certainty of success, and distracting to management. Ultimately, the outcome of such litigation and proceedings could adversely affect our business and the validity and scope of our patents or other proprietary rights or delay or prevent us from manufacturing and marketing our products.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

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

Our long-term viability and growth will be significantly impacted by our ability to successfully develop new products from our research and development activities and we expect the development of products for our own account to consume substantial resources. Since we fund the development of our proprietary products, there is a risk that we may not be able to continue to fund all such development efforts to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals, obtain a final DEA scheduling designation (to the extent our products are controlled substances) or market any approved products on a worldwide basis. If we develop commercial products on our own, the risks associated with such development programs may be greater than those associated with our programs that are developed with licensees.

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

Even if regulatory approval to market a product is granted by the FDA or other regulatory agencies, the approval may impose limitations on the indicated use for which the product may be marketed or additional post-approval requirements, such as a REMS, with which we would need to comply in order to maintain the approval of such product. Our business could be seriously harmed if we do not complete these post-approval requirements and the FDA or other regulatory agencies, as a result, require us to change the label for our products or if such requirements restrict the marketing, sale or use of our products.

Further, if a product for which we obtain regulatory approval is a controlled substance, it will not become commercially available until after the DEA provides its final schedule designation, which may take longer and may be more restrictive than we expect or may change after its initial designation. We currently expect ALKS 3831, if approved, to require such DEA final schedule designation prior to commercialization. A restrictive designation could adversely affect our ability to commercialize such products and could materially adversely affect our business, financial condition, cash flows and results of operations.

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

Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.

We may be the subject of certain claims, including those asserting violations of securities and fraud and abuse laws and derivative actions. Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. For example, in November 2017, a purported stockholder of ours filed a putative class action against us and certain of our officers on behalf of a putative class of purchasers of our securities during the period of February 24, 2015 through November 14, 2017. Such action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding our marketing practices related to VIVITROL, and seeks to recover unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. In December 2018 and January 2019, two purported stockholders of ours filed putative class actions against us and certain of our officers on behalf of a putative class of purchasers of our securities during the period of February 17, 2017 through November 1, 2018. Such actions allege violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding our regulatory submission for ALKS 5461, our drug candidate for the adjunctive treatment of major depressive disorder, and the FDA’s review and consideration of that submission, and seeks to recover unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. For further discussion of these putative class actions, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report. These class actions and any similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We may be the subject of certain government inquiries or requests for documentation. For example, in June 2017 we received a subpoena from an Office of the U.S. Attorney, and in January 2019 we received a civil investigative demand from an Office of the U.S. Attorney, in each case for documents related to VIVITROL. We are cooperating with the government. If, as a result of the government’s requests, proceedings are initiated and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the federal anti-kickback statute and False Claims Act and state False Claims Acts, and may be required to enter into a corporate integrity or other settlement with the government, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct. In addition, if some of our existing business practices are challenged as unlawful, we may have to change those practices, including changes and impacts on the practices of our sales force, which could also have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may not be successful in defending ourselves in litigation or arbitration which may result in large judgments or settlements against us, which could have a negative effect on our business, financial condition, cash flows and results of operations. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Additionally, regardless of whether or not there is merit to the claims underlying any lawsuits or government inquiries of which we are subject, or whether or not we are found as a result of such lawsuits or inquiries to have violated any applicable laws, such lawsuits and inquiries can be expensive to defend or respond to, may divert the attention of our management and other resources that would otherwise be engaged in managing our business, and may further cause significant and potentially irreparable harm to our public reputation.

We may also be the subject of citizen petitions that request that the FDA refuse to approve, delay approval of, or impose additional approval requirements for our NDAs. If successful, such petitions can significantly delay, or even prevent, the approval of the NDA in question. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition or impose additional approval requirements as a result of such petition. These outcomes and others could adversely affect our share price as well as our ability to generate revenues from the commercialization and sale of our products and products using our proprietary technologies.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face costs, penalties and a loss of business.

Our activities, and the activities of our licensees and third-party providers, are subject to extensive government regulation. Government regulation by various national, state and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the manufacture and sale of products, and other civil or criminal sanctions, including fines and penalties. Biopharmaceutical companies also have been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations and violations related to environmental matters. In addition, we may be the subject of securities law claims and derivative actions.

While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable U.S. federal and state laws and regulations, applicable laws and regulations outside the U.S., and interpretations of the applicability of these laws to marketing practices. If we or our agents fail to comply with any of those regulations or laws, a range of actions could result, including the termination of clinical trials, the failure to approve a product, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, healthcare availability, and product pricing and marketing, could also adversely affect our revenues and our potential to be profitable. For example, the costs of prescription pharmaceuticals in the U.S. has been the subject of considerable discussion in the U.S. and the current administration has stated that it will address such costs through new legislative and administrative measures. On January 31, 2019, HHS released a notice of proposed rulemaking as part of ongoing administration drug pricing reform efforts that would modify a regulatory provision that had previously protected certain pharmaceutical manufacturer rebates from criminal prosecution and financial penalties under the federal Anti-Kickback Statute and that would add new regulatory safe harbors for certain price reductions passed through to dispensing pharmacies and payments to pharmacy benefit managers. Such changes in law, regulation and the interpretation of existing laws and regulations could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We face competition in the biopharmaceutical industry.

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and biopharmaceutical companies, including other companies with similar technologies, and manufacturers of generic drugs (see “—We or our licensees may face claims against our intellectual property rights covering our products and competition from generic drug manufacturers.” for additional information relating to competition from generic drug manufacturers). Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and/or royalty revenues. These competitors are working to develop and market other systems, products, and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used with or without a drug delivery system.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including, but not limited to Luye Pharma, which is developing risperidone formulated as extended release microspheres for intramuscular injection for the treatment of schizophrenia and/or schizoaffective disorders. In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA, (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole, REXULTI, LATUDA, VRYLAR, ABILIFY MAINTENA, risperidone, quetiapine, olanzapine, ziprasidone and clozapine.

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

In the treatment of opioid dependence, VIVITROL competes with SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, SUBUTEX (buprenorphine HCl sublingual tablets) and SUBLOCADE (once-monthly buprenorphine extended-release injection), each of which is marketed and sold by Indivior plc, and BUNAVAIL buccal film (buprenorphine and naloxone) marketed by BioDelivery Sciences, PROBUPHINE (buprenorphine) from Titan Pharmaceuticals, Inc. and ZUBSOLV (buprenorphine and naloxone) marketed by Orexo US, Inc., and once launched, will compete with BRIXADI, which will be marketed by Braeburn, Inc. It also competes with methadone, oral naltrexone and generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing products that have shown promise in treating opioid dependence that, if approved by the FDA, would compete with VIVITROL.

While AMPYRA/FAMPYRA is approved as a treatment to improve walking in patients with MS, there are a number of FDA-approved therapies for MS disease management that seek to reduce the frequency and severity of exacerbations or slow the accumulation of physical disability for people with certain types of MS. These products include AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and NOVANTRONE from EMD Serono, Inc.; GILENYA and EXTAVIA from Novartis AG; AUBAGIO and LEMTRADA from Sanofi-Aventis, and generic products, including generic versions of AMPYRA.

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

For example, we and our partner Acorda received notices of numerous ANDA filings challenging the validity of one or more of the Orange Book-listed patents for AMPYRA and/or asserting that a generic form of AMPYRA would not infringe such patents, and we and Acorda engaged in Paragraph IV litigation with various ANDA filers disputing such claims. For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report.

Similarly, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. (“Teva”), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA. For a discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report.

Although we intend to vigorously enforce our intellectual property rights, and we expect our licensees will do the same, there can be no assurance that we or our licensees will prevail in defense of such patent rights. Our and our licensees’ existing patents could be invalidated, found unenforceable or found not to cover generic forms of our or our licensees’ products. If an ANDA filer were to receive FDA approval to sell a generic version of our products and/or prevail in any patent litigation, our products would become subject to increased competition and our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny, REMS programs, and requirements for additional labeling). As our development activities progress and we continue to have commercial sales, this product liability insurance coverage may be inadequate to satisfy liabilities that arise, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our products. In addition, the reporting of adverse safety events involving our products, including instances of product misuse, and public rumors about such events could cause our product sales or share price to decline or experience periods of volatility. These types of events could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business involves environmental, health and safety risks.

Our business involves the use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of these laws and regulations, we could be liable for any contamination at our current or former properties or third-party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third-party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental, health or safety laws or regulations, or the cost of compliance with any resulting order or fine and any liability imposed in connection with any contamination for which we may be responsible, could materially adversely affect our business, financial condition, cash flows and results of operations.

We may not become profitable on a sustained basis.

At December 31, 2018, our accumulated deficit was $1,185.4 million, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through December 31, 2018, partially offset by net income over certain fiscal periods. There can be no assurance we will achieve sustained profitability.

A major component of our revenue is dependent on our and our licensees’ ability to commercialize our products and to manufacture our products economically. Our ability to achieve sustained profitability in the future depends, in part, on our or our licensees’ (as applicable) ability to:

•	successfully commercialize VIVITROL, ARISTADA and ARISTADA INITIO and any other products that may be marketed in the U.S. or in other countries in which such products are approved;
•	obtain and maintain regulatory approval for products both in the U.S. and in other countries;
•	efficiently manufacture our products;
•	support the commercialization of products by our licensees;
•	enter into agreements to develop and commercialize our products;
•	develop, have manufactured or expand our capacity to manufacture successfully and cost effectively, and market, our products;
•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third-party payers;
•	obtain additional research and development funding for our proprietary products; and
•	achieve certain product development milestones.

In addition, the amounts we spend will impact our profitability. Our spending will depend, in part, on:

•	the progress of our research and development programs for our products, including pre-clinical and clinical trials;
•	the time and expense that will be required to pursue FDA and/or other regulatory approvals for our products and whether such approvals are obtained;
•	the time that will be required for the DEA to provide its final scheduling designation for our approved products that are controlled substances;
•	the time and expense required to prosecute, enforce, defend and/or challenge patent and other intellectual property rights;
•	the cost of building, operating and maintaining manufacturing and research facilities;
•	the cost of third-party manufacturers;
•	the number of products we pursue, particularly proprietary products;
•	how competing technological and market developments affect our products;
•	the cost of possible acquisitions of technologies, compounds, product rights or companies;
•	the cost of obtaining licenses to use technology or intellectual property rights owned by others for proprietary products and otherwise;

•	the costs related to potential litigation, arbitration or government requests for information; and
•	the costs associated with recruiting, compensating and retaining a highly skilled workforce in an environment where competition for such employees is intense.

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

In March 2018, we amended and refinanced the term loan under our credit agreement, (previously referred to as “Term Loan B-1”, and as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable thereon from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a 0% LIBOR floor and increase covenant flexibility. As of December 31, 2018, our borrowings consisted of $282.1 million outstanding under the 2023 Term Loans.

The 2023 Term Loans are secured by a first priority lien on substantially all of the combined company assets and properties of Alkermes plc and most of its subsidiaries, which serve as guarantors. The agreements governing the 2023 Term Loans include a number of restrictive covenants that, among other things, and subject to certain exceptions and baskets, impose operating and financial restrictions on us. Our level of indebtedness and the terms of these financing arrangements could adversely affect our business by, among other things:

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, research and development, commercial and capital expenditures;

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

Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.

In July 2017, the U.K. Financial Conduct Authority announced that LIBOR could be effectively discontinued after 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates, liquidity, our access to funding required to operate our business, or the trading market for our 2023 Term Loans.

Under our 2023 Term Loans, if the administrative agent determines that LIBOR is not reasonably ascertainable, or is notified by our lenders that LIBOR does not adequately and fairly reflect the costs to our lenders of maintaining the loans, we would be required to pay interest under an alternative base rate which could cause the amount of interest payable on the 2023 Term Loans to be materially different than expected. We may choose in the future to pursue an amendment to our 2023 Term Loans to provide for a transition mechanism or other alternative reference rate in anticipation of LIBOR’s discontinuation, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendment.

We may require additional funds to execute on our business strategy, and such funding may not be available on commercially favorable terms or at all and may cause dilution to our existing shareholders.

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

Our future success largely depends upon our ability to attract and retain key personnel.

Our ability to compete and succeed in the highly competitive biopharmaceutical industry and in the disease states in which we market and sell products depends largely upon the continued service of our management and scientific and commercial teams and our ability to attract, retain and motivate highly skilled technical, scientific, manufacturing, management, regulatory, compliance and selling and marketing personnel. Each of our executive officers and all of our employees are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. The loss of key personnel or our inability to hire and retain personnel who have technical, scientific, manufacturing, management, regulatory, compliance or commercial backgrounds could materially adversely impact our business, including the achievement of our manufacturing, research and development, commercial and other business objectives.

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

If we are unable to successfully integrate the companies, businesses or assets that we acquire, or we are unable to integrate successfully with a company who acquires our company, business or assets, such events could materially adversely affect our business, financial condition, cash flows and results of operations.

Mergers, acquisitions and other strategic transactions involve various inherent risks, including:

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

Any one or more of these factors could cause us not to realize the benefits anticipated from a transaction. Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both, which could result in significant dilution to our shareholders. Future acquisitions could also result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

If goodwill or other intangible assets become impaired, we could have to take significant charges against earnings.

At December 31, 2018, we had $191.0 million of amortizable intangible assets and $92.9 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite‑lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

As of December 31, 2018, we had $85.8 million in net deferred tax assets in the U.S. Included in this amount was approximately $38.7 million of research and development tax credit carryforwards that can be used to offset federal tax in future periods. These carryforwards will expire within the next twenty years. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from unforeseen operating events (see “—We may not become profitable on a sustained basis” for additional information relating to operating losses) or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock units. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our business, financial condition and results of operations.

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

Certain U.S. holders of our ordinary shares may suffer adverse tax consequences if any of our non-U.S. subsidiaries are characterized as a “controlled foreign corporation”.

In December 2017, the Tax Cuts and Jobs Act was signed into law. This legislation significantly changes U.S. tax law by, among other things, changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation, or CFC, for taxable years ended December 31, 2017 and onwards. The impact of this change on certain holders of our ordinary shares is uncertain and could be adverse, including potential income inclusions and reporting requirements for U.S. persons (as defined in the Internal Revenue Code) who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Recent changes to these attribution rules relating to the determination of CFC status make it possible that one or more of our non-U.S. subsidiaries will be classified as a CFC. Existing and prospective investors should consult their tax advisers regarding the potential application of these rules to their investments in us.

See “Certain Irish and United States Federal Income Tax Considerations – United States Federal Income Tax Considerations” in our Form S-1/A, filed with the SEC on February 29, 2012, for additional discussion with respect to other potential U.S. federal income tax consequences of investments in us.

Our business could be negatively affected as a result of the actions of activist shareholders.

Proxy contests and other actions by activist shareholders have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest or other activist shareholder action, we may not be able to respond successfully to the contest or action, which could be disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist shareholder action involving us because:

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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, effective May 25, 2018, the GDPR replaced the prior EU Data Protection Directive (95/46) that governed the processing of personal data in the European Union. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

Adoption of the GDPR increased our responsibility and liability in relation to personal data that we process and may require us to put in place additional mechanisms to ensure compliance. Any failure to comply with the requirements of GDPR and applicable national data protection laws of EU member states, could lead to regulatory enforcement actions and significant administrative and/or financial penalties against us (fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher), and could adversely affect our business, financial condition, cash flows and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 14,600 square feet of corporate office space in Dublin, Ireland, which houses our corporate headquarters. This lease expires in 2022. We lease two properties in Waltham, Massachusetts. One facility has approximately 175,000 square feet of space and houses corporate offices, administrative areas and laboratories. This lease expires in 2021 and includes a tenant option to extend the term for up to two five-year periods. The second property we lease in Waltham, Massachusetts has approximately 67,000 square feet of office space. This lease expires in 2020 and includes a tenant option to extend the term for up to two one-year periods. We lease approximately 7,000 square feet of corporate office and administrative space in Washington, DC. This lease expires in 2029 and includes a tenant option to extend the term for an additional five-year period.

In March 2018, we entered into a lease agreement for approximately 220,000 square feet of office and laboratory space located in a building to be built at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). We plan to occupy the premises in early 2020. The initial term of the lease shall commence on the earlier of (i) the Delivery Date (defined as (i) the later of January 20, 2020, or (ii) the date on which the landlord substantially completes its work in accordance with the terms of the lease), or (ii) the date we enter into possession of all or any substantial portion of 900 Winter Street for the conduct of our business (the “Commencement Date”). The initial lease term expires on the last day of the calendar month in which the fifteenth (15th) anniversary of the Commencement Date occurs, with an option to extend for an additional ten (10) years.

We own an R&D and manufacturing facility in Athlone, Ireland (approximately 400,000 square feet) and a manufacturing facility in Wilmington, Ohio (approximately 360,600 square feet).

We believe that our current and planned facilities are suitable and adequate for our current and near‑term pre-clinical, clinical and commercial requirements.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, which is incorporated into this Part I, Item 3 by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq under the symbol “ALKS.” There were 119 shareholders of record for our ordinary shares on February 4, 2019. In addition, the last reported sale price of our ordinary shares as reported on the Nasdaq on February 4, 2019 was $33.18.

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

Repurchase of equity securities

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the year ended December 31, 2018. As of December 31, 2018, we had purchased a total of 8,866,342 shares at a cost of $114.0 million. The 2023 Term Loans include restrictive covenants that impose certain limitations on our ability to repurchase our ordinary shares.

During the three months ended December 31, 2018, we acquired 112,733 Alkermes ordinary shares, at an average price of $34.03 per share related to the vesting of employee equity awards to satisfy withholding tax obligations.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 15, 2019, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2013 through December 31, 2018 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2013 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

	Nine Months Ended	Year Ended December 31,
	December 31, 2013	2014	2015	2016	2017	2018
Alkermes	100	144	195	137	134	73
Nasdaq Composite Total Return	100	115	123	134	173	168
Nasdaq Biotechnology Index	100	134	149	117	142	128

Item 6. Selected Financial Data

The selected historical financial data set forth below at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below at December 31, 2016 and for the years ended and at December 31, 2015 and 2014 are derived from audited consolidated financial statements, which are not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
REVENUES(1):
Manufacturing and royalty revenues	$526,675	$505,308	$487,247	$475,288	$516,876
Product sales, net	450,334	362,834	256,146	149,028	94,160
Research and development revenue	68,895	7,232	2,301	4,019	7,753
License revenue	48,370	28,000	—	—	—
Total revenues	1,094,274	903,374	745,694	628,335	618,789
EXPENSES:
Cost of goods manufactured and sold	176,420	154,748	132,122	138,989	175,832
Research and development	425,406	412,889	387,148	344,404	272,043
Selling, general and administrative	526,408	421,578	374,130	311,558	199,905
Amortization of acquired intangible assets	65,168	62,059	60,959	57,685	58,153
Total expenses	1,193,402	1,051,274	954,359	852,636	705,933
OPERATING LOSS	(99,128)	(147,900)	(208,665)	(224,301)	(87,144)
OTHER (EXPENSE) INCOME , NET(2)	(27,839)	4,626	(5,722)	296	73,115
LOSS BEFORE INCOME TAXES	(126,967)	(143,274)	(214,387)	(224,005)	(14,029)
PROVISION (BENEFIT) FOR INCOME TAXES	12,344	14,671	(5,943)	3,158	16,032
NET LOSS	$(139,311)	$(157,945)	$(208,444)	$(227,163)	$(30,061)
LOSS PER ORDINARY SHARE:
BASIC AND DILUTED	$(0.90)	$(1.03)	$(1.38)	$(1.52)	$(0.21)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
BASIC AND DILUTED	155,112	153,415	151,484	149,206	145,274
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$620,039	$590,716	$619,165	$798,849	$801,646
Total assets(3)	1,825,007	1,797,227	1,726,423	1,855,744	1,919,058
Long-term debt(3)	279,308	281,436	283,666	349,944	355,756
Shareholders’ equity	1,171,285	1,202,808	1,209,481	1,314,275	1,396,837

(1)	On January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”).
(2)

2015 includes a $9.6 million gain on the sale of the Company’s Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (the “Gainesville Transaction”). 2014 includes a gain on the sale of property, plant and equipment of $41.9 million, a gain on the sale of an investment in Civitas Therapeutics, Inc. of $29.6 million and a gain on the sale of an investment in Acceleron Pharma Inc. of $15.3 million.

(3)

In 2015, the Company retrospectively adopted the FASB’s guidance simplifying the presentation of debt issuance costs. As a result, deferred financing costs of $2.2 million that were classified within “Other long-term assets” at December 31, 2014 were reclassified to “Long-term debt” to conform to the then-current period presentation.

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

Overview

We earn revenue on net sales of VIVITROL, ARISTADA and ARISTADA INITIO, which are proprietary products that we manufacture, market and sell in the U.S., and manufacturing and/or royalty revenues on net sales of products commercialized by our licensees. Our key marketed products are expected to generate significant revenues for us in the near‑ and medium‑term and we believe are singular or competitively advantaged products in their classes. In 2018, these key marketed products consisted of VIVITROL; ARISTADA and ARISTADA INITIO; INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA; RISPERDAL CONSTA; and AMPYRA/FAMPYRA. Revenues from these key products accounted for 80% of our total revenues during 2018, as compared to 86% during 2017 and 2016.

In 2018, we incurred an operating loss of $99.1 million, as compared to $147.9 million in 2017. Revenues increased by 21% in 2018, as compared to 2017, which was primarily due to revenue earned under our license and collaboration agreement with Biogen for BIIB098 and increased sales of ARISTADA. This was partially offset by a 14% increase in operating expenses, which were primarily in support of the increase in sales of our proprietary products and continued investment in our R&D pipeline and commercial organization. These items are discussed in further detail within the Results of Operations section below.

Results of Operations

Manufacturing and Royalty Revenues

Manufacturing revenues for products that incorporate our technologies, except for those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using an input method based on costs as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA is recognized at the point in time the product has been fully manufactured. Royalties are generally earned on our licensees’ net sales of products that incorporate our technologies and are recognized in the period the products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2018, 2017 and 2016:

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018–2017	2017–2016
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$241.4	$214.9	$184.2	$26.5	$30.7
AMPYRA/FAMPYRA	107.1	117.0	114.2	(9.9)	2.8
RISPERDAL CONSTA	71.1	84.9	87.2	(13.8)	(2.3)
Other	107.1	88.5	101.6	18.6	(13.1)
Manufacturing and royalty revenues	$526.7	$505.3	$487.2	$21.4	$18.1

Under our INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA agreement with Janssen, we earn royalties on end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA of 5% up to the first $250 million in calendar‑year sales, 7% on calendar‑year sales of between $250 million and $500 million, and 9% on calendar-year sales exceeding $500 million. The royalty rate resets at the beginning of each calendar‑year to 5%. The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in each period was due to an increase in Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $2.9 billion, $2.6 billion and $2.2 billion during the years ended December 31, 2018, 2017 and 2016, respectively. The adoption of Topic 606 had no impact on the method in which we recognize royalty revenue from sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA.

Under Topic 606, we recognize manufacturing revenue, equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA, at the point in time when RISPERDAL CONSTA has been fully manufactured, which is when the product is approved for shipment. Prior to the adoption of Topic 606 we recognized manufacturing revenue when RISPERDAL CONSTA was shipped to Janssen. We continue to record royalty revenue, equal to 2.5% of end-market net sales, when the end-market sale of RISPERDAL CONSTA occurs.

The decrease in RISPERDAL CONSTA revenue in 2018, as compared to 2017, was due to a 19% decrease in manufacturing revenue and a 9% decrease in royalty revenue. The decrease in manufacturing revenues was due to a 19% decrease in the number of units of RISPERDAL CONSTA manufactured for Janssen. The decrease in royalty revenue was due to a decline in Janssen’s end-market net sales of RISPERDAL CONSTA. Janssen’s end‑market net sales of RISPERDAL CONSTA were $737.0 million, $805.0 million and $893.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in RISPERDAL CONSTA revenue in 2017, as compared to 2016, was primarily due to a 10% decrease in royalty revenues due to the decline in Janssen’s end-market net sales of RISPERDAL CONSTA. RISPERDAL CONSTA is covered by a patent until 2021 in the EU and 2023 in the U.S. For a discussion of legal proceedings related to this patent, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Item 3—Legal Proceedings” in this Annual Report, and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

We expect revenues from our long‑acting, atypical antipsychotic franchise to continue to grow as INVEGA SUSTENNA/XEPLION grows and INVEGA TRINZA/TREVICTA is launched around the world. A number of companies, including us, are working to develop products to treat schizophrenia and/or bipolar disorder that may compete with INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA. Increased competition may lead to reduced unit sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, as well as increasing pricing pressure. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest of the licensed patents covering INVEGA TRINZA/TREVICTA expired in 2017 in the U.S. and will expire in 2022 in the EU. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036.

In January 2018, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. For further discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” and “Part I, Item 3—Legal Proceedings” in this Annual Report and for information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

With the adoption of Topic 606, we changed the way we record certain of our manufacturing and royalty revenue for AMPYRA and FAMPYRA. For AMPYRA manufactured under our license and supply agreements with Acorda, we now record manufacturing and royalty revenue as the product is being manufactured, rather than when it is shipped to Acorda. For FAMPYRA, we record manufacturing revenue as the product is being manufactured, rather than when it is shipped to Biogen, but continue to record royalty revenue when the end-market sale of FAMPYRA occurs. See Note 3, Revenue from Contracts with Customers, in the “Notes to Consolidated Financial Statements” in this Annual Report, for additional information regarding the adoption of Topic 606.

The decrease in the amount of manufacturing and royalty revenue recognized for AMPYRA and FAMPYRA in 2018, as compared to 2017, was due to a 13% decrease in revenue from AMPYRA, partially offset by an 8% increase in revenue from FAMPYRA. The decrease in AMPYRA revenues was primarily due to a 19% decrease in the amount of AMPYRA shipped to Acorda, which was due to the entry of generic forms of AMPYRA to the U.S. market in September 2018. For further discussion of the legal proceedings related to the patents covering AMPYRA, see “Part II, Item 1—Legal Proceedings” and Note 16, Commitments and Contingent Liabilities in this Annual Report, and for information about risks relating to such legal proceedings see “Part I, Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.” We expect revenues from AMPYRA to continue to decline due to the entry of generic forms of AMPYRA in the U.S. market. The increase in revenue from FAMPYRA was primarily due to a 10% increase in manufacturing revenues due to an increase in the price we received on FAMPYRA shipments to Biogen. The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in 2025 in the EU.

The increase in AMPYRA/FAMPYRA revenues in 2017, as compared to 2016, was primarily due to a 4% increase in manufacturing revenue, which was due to an 11% increase in the amount of FAMPYRA shipped to Biogen, partially offset by an 8% decrease in the amount of AMPYRA shipped to Acorda.

Included in other manufacturing and royalty revenue in the table above is $26.7 million of royalty revenue, representing our proportional share of the proceeds Zealand Pharma A/S’ (“Zealand”) sale to Royalty Pharma of certain royalty streams for products that utilize technology that we had previously licensed to Zealand.

Certain of our manufacturing and royalty revenues are earned in countries outside of the U.S. and are denominated in currencies in which the product is sold. See “Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report for information on currency exchange rate risk related to our revenues.

Product Sales, Net

Our product sales, net consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	% of Sales	2017	% of Sales	2016	% of Sales
Product sales, gross	$846.5	100.0%	$657.7	100.0%	$444.6	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(197.0)	(23.3)%	(147.8)	(22.5)%	(94.2)	(21.2)%
Chargebacks	(65.5)	(7.7)%	(47.9)	(7.3)%	(31.5)	(7.1)%
Product discounts	(65.1)	(7.7)%	(51.0)	(7.8)%	(35.1)	(7.9)%
Medicare Part D	(29.8)	(3.5)%	(15.1)	(2.3)%	(3.4)	(0.8)%
Other	(38.8)	(4.6)%	(33.1)	(5.0)%	(24.3)	(5.5)%
Total adjustments	(396.2)	(46.8)%	(294.9)	(44.8)%	(188.5)	(42.4)%
Product sales, net	$450.3	53.2%	$362.8	55.2%	$256.1	57.6%

Our product sales, net for VIVITROL and ARISTADA/ARISTADA INITIO in 2018 were $302.6 million and $147.7 million, respectively, as compared to $269.3 million and $93.5 million in 2017, respectively, and $209.0 million and $47.1 million in 2016, respectively.

The increase in product sales, gross in 2018, as compared to 2017, was due to a 16% increase in VIVITROL gross sales and a 69% increase in ARISTADA/ARISTADA INITIO gross sales. The increase in VIVITROL gross sales was due to a 16% increase in the number of units sold as there was no change to the selling price of VIVITROL in 2018. The increase in sales of ARISTADA/ARISTADA INITIO was primarily due to a 52% increase in the number of units sold and a 7% increase in price from December 31, 2017 to December 31, 2018. The increase in product sales, gross in 2017, as compared to 2016, was due to a 33% increase in VIVITROL gross sales and a 129% increase in ARISTADA/ARISTADA INITIO gross sales. The increase in VIVITROL gross sales was due to a 33% increase in the number of units sold as there was no change to the selling price of VIVITROL in 2017. The increase in sales of ARISTADA/ARISTADA INITIO was primarily due to a 113% increase in the number of units sold and a 5% price increase, which was effective in April 2017. ARISTADA 441 mg, 662 mg and 882 mg launched in the U.S. in October 2015. ARISTADA 1064 mg, our two-month dosing option, launched in the U.S. in June 2017 and ARISTADA INITIO, which is approved for the initiation or re-initiation of ARISTADA for the treatment of schizophrenia, was approved by the FDA in June 2018 and launched in July 2018.

The increase in Medicare Part D rebates as a percentage of sales in 2018, as compared to 2017 was primarily due to increases in the amount of ARISTADA sold under this program.

A number of companies, including us, are working to develop products to treat addiction, including alcohol and opioid dependence that may compete with, and negatively impact, future sales of VIVITROL. Increased competition and increased pricing pressure may lead to reduced unit sales of VIVITROL. VIVITROL is covered by a patent that will expire in the U.S. in 2029 and in Europe in 2021; and, as such, we do not anticipate generic versions of this product to enter the market in the near term. A number of companies, including us, currently market and/or are working to develop products to treat schizophrenia that may compete with and negatively impact future sales of ARISTADA and ARISTADA INITIO. Increased competition and increased pricing pressure may lead to reduced unit sales of ARISTADA and ARISTADA INITIO. ARISTADA is covered by a patent that will expire in the U.S. in 2035; and, as such, we do not anticipate any generic versions of this product to enter the market in the near term. We expect our product sales, net will continue to grow as VIVITROL continues to penetrate the opioid and alcohol dependence markets in the U.S., and as ARISTADA continues to gain market share in the U.S.

License Revenue

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
License revenue	$48.4	$28.0	$—	$20.4	$28.0

Amounts earned as license revenue relate to our license and collaboration agreement with Biogen for BIIB098. The amount recognized in 2018 was triggered by Biogen’s decision to pay the $50.0 million option payment following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098, including certain data from our long-term safety clinical trial and part A of the elective, randomized, head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and dimethyl fumarate. In 2017, we recognized the upfront cash payment of $28.0 million as license revenue under ASC Subtopic 605-25, Multiple Element Arrangements (“ASC 605-25”). This is discussed in greater detail within the Critical Accounting Estimates section below.

Research and Development Revenue

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
Research and development revenue	$68.9	$7.2	$2.3	$61.7	$4.9

The increase in R&D revenue in 2018, as compared to 2017, and in 2017, as compared to 2016, was primarily due to revenue earned under our license and collaboration agreement with Biogen for BIIB098, as discussed in further detail within the Critical Accounting Estimates section below. Our R&D revenues earned under our license and collaboration agreement with Biogen for BIIB098 were $65.4 million and $2.3 million in 2018 and 2017, respectively.

Costs and Expenses

Cost of Goods Manufactured and Sold

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
Cost of goods manufactured and sold	$176.4	$154.7	$132.1	$(21.7)	$(22.6)

The increase in cost of goods manufactured and sold in 2018, as compared to 2017, was primarily due to a 24% and 39% increase in cost of goods sold related to VIVITROL and ARISTADA, respectively, which were driven by the increase in the sales of these products. The increase in cost of goods manufactured and sold in 2017, as compared to 2016, was primarily due to the increase in cost of goods sold related to VIVITROL and ARISTADA and an increase in cost of goods manufactured related to RISPERDAL CONSTA. Cost of goods sold for VIVITROL and ARISTADA increased by 33% and 83%, respectively, in 2017, as compared to 2016 driven by increases in sales. Cost of goods manufactured for RISPERDAL CONSTA increased by 13% in 2017, as compared to 2016, which was primarily due to an increase in the number of units shipped to Janssen.

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

The following table sets forth our external R&D expenses for the years ended December 31, 2018, 2017 and 2016 relating to our then-current individual Key Development Programs and all other development programs, and our internal R&D expenses by the nature of such expenses:

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
External R&D Expenses:
Key development programs:
ALKS 3831	$52.0	$91.9	$71.0	$39.9	$(20.9)
BIIB098	43.1	47.4	26.9	4.3	(20.5)
ALKS 5461	30.3	42.2	46.2	11.9	4.0
ALKS 4230	23.3	7.0	4.8	(16.3)	(2.2)
ARISTADA and ARISTADA line extensions	20.1	13.7	36.3	(6.4)	22.6
Other external R&D expenses	49.7	38.4	58.7	(11.3)	20.3
Total external R&D expenses	218.5	240.6	243.9	22.1	3.3
Internal R&D expenses:
Employee-related	163.9	132.2	110.1	(31.7)	(22.1)
Depreciation	11.9	10.5	7.9	(1.4)	(2.6)
Occupancy	11.0	9.6	9.0	(1.4)	(0.6)
Other	20.1	20.0	16.2	(0.1)	(3.8)
Total internal R&D expenses	206.9	172.3	143.2	(34.6)	(29.1)
Research and development expenses	$425.4	$412.9	$387.1	$(12.5)	$(25.8)

These amounts are not necessarily predictive of future R&D expenses. In an effort to allocate our spending most effectively, we continually evaluate our products under development, based on the performance of such products in pre‑clinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their commercial viability, among other factors.

The decrease in expenses related to ALKS 3831 in 2018, as compared to 2017, was primarily due to the decrease in activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively, partially offset by an increase in activity within a phase 3 study of ALKS 3831 in young adults, which was initiated in June 2017. The increase in expenses related to ALKS 3831 in 2017, as compared to 2016, was primarily due to the timing of activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials and the initiation of the phase 3 study of ALKS 3831 in young adults.

The decrease in expenses related to BIIB098 in 2018, as compared to 2017, and in increase in expenses in 2017, as compared to 2016, were primarily due to the timing of activity within the two-year, multicenter, open-label phase 3 study designed to assess the safety of BIIB098, which was initiated in December 2015. In December 2018, we and Biogen announced that we submitted a NDA to the FDA seeking marketing approval of BIIB098 for the treatment of relapsing forms of MS. We also initiated an elective, randomized, head-to-head phase 3 study designed to compare the gastrointestinal tolerability of BIIB098 and TECFIDERA in patients with relapsing-remitting MS in March 2017.

The decrease in expenses related to ALKS 5461 in 2018, as compared to 2017, was primarily due to a decrease in activity within the program as we completed submission of our NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of MDD in January 2018. The decrease in expenses related to ALKS 5461 in 2017, as compared to 2016, was primarily due to the completion of the three core phase 3 studies related to the program. We announced topline results of the FORWARD-3 and FORWARD-4 studies in January 2016 and topline results from FORWARD-5 were announced in October 2016.

The increase in expenses related to ARISTADA and ARISTADA line extensions in 2018, as compared to 2017, was primarily due to an increase of activity related to the phase 3b clinical study to evaluate the efficacy and safety of ARISTADA and INVEGA SUSTENNA in patients experiencing an acute exacerbation of schizophrenia. The decrease in expenses related to ARISTADA and ARISTADA line extensions in 2017, as compared to 2016, was primarily due to the timing of the phase 1 clinical study of extended dosing intervals of aripiprazole lauroxil in patients with schizophrenia. ARISTADA 1064 mg, our two-month dosing option, was approved by the FDA in June 2017. In October 2017, we submitted an NDA to the FDA for ARISTADA INITIO, which was approved by the FDA in June 2018.

The increases in expenses related to ALKS 4230 in 2018, as compared to 2017, and in 2017, as compared to 2016, were primarily related to the timing of the phase 1 study for ALKS 4230, as described in Key Development Programs above under the heading “ALKS 4230” within “Part I, Item 1—Business” in this Annual Report.

The increase in other external R&D expenses in 2018, as compared to 2017, was due to activity related to our early-stage, pre-clinical development activity. The decrease in other external R&D expenses in 2017, as compared to 2016, was primarily due to a $10.0 million non-refundable, upfront payment we paid as partial consideration of a grant to us of rights and licenses pursuant to a collaboration and license option agreement with Synchronicity Pharma, Inc. (“Synchronicity”), formerly Reset Therapeutics, Inc. (“Reset”). The remainder of the changes were due to activity related to our early-stage, pre-clinical development activity. The increase in employee-related expenses in both periods presented was primarily due to an increase in headcount. Our R&D-related headcount increased by 17% in 2018, as compared to 2017, and 9% in 2017, as compared to 2016.

For additional detail on the status of our key development programs, refer to Key Development Programs within “Part I, Item 1—Business” in this Annual Report.

Selling, General and Administrative Expenses

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
Selling, general and administrative expense	$526.4	$421.6	$374.1	$(104.8)	$(47.5)

The increase in selling, general and administrative (“SG&A”) expense in both periods presented was primarily due to increases in marketing and professional services fees and employee-related expenses. Marketing and professional services fees increased by 29% and 27%, respectively, and were primarily due to additional brand investments in both VIVITROL and ARISTADA, as well as an increase investment in patient access support services, such as reimbursement and transition assistance, for both of these products. Employee-related expenses increased by 21% and 6%, respectively, and were primarily due to an increase in our SG&A-related headcount of 22% in 2018 and 17% in 2017.

Amortization of Acquired Intangible Assets

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
Amortization of acquired intangible assets	$65.2	$62.1	$61.0	$(3.1)	$(1.1)

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2018 is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively.

Other (Expense) Income, Net

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
Interest income	$9.2	$4.6	$3.8	$4.6	$0.8
Interest expense	(15.4)	(12.0)	(14.9)	(3.4)	2.9
Change in the fair value of contingent consideration	(19.6)	21.6	7.9	(41.2)	13.7
Other expense, net	(2.0)	(9.6)	(2.5)	7.6	(7.1)
Total other (expense) income, net	$(27.8)	$4.6	$(5.7)	$(32.4)	$10.3

The increase in interest expense in 2018, as compared to 2017, was due to our amending and refinancing our 2023 Term Loans in March 2018 in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a 0% LIBOR floor and increase covenant flexibility (the “Refinancing”). The Refinancing resulted in a $2.3 million charge in 2018, which was included in interest expense. The decrease in interest expense in 2017, as compared to 2016, was due an amendment of our outstanding term loans at September 25, 2016. We incurred a charge of $2.1 million in connection with this transaction in 2016, which was included in interest expense.

In April 2015, we entered into the Gainesville Transaction with Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC and received $54.0 million in cash, $2.1 million in warrants to acquire Recro common stock and $57.6 million in contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of our intellectual property to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (the “Meloxicam Products”), and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products. We determined the fair value of the contingent consideration through three valuation approaches, which are described in greater detail in Critical Accounting Estimates, Contingent Consideration, later in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. At each reporting date, we update our assessment of the fair value of this contingent consideration and reflect any changes to the fair value within the consolidated statements of operations and comprehensive loss and will continue to do so until the milestones and/or royalties included in the contingent consideration have been settled.

During the years ended December 31, 2018, 2017 and 2016, we determined that the fair value of the contingent consideration decreased by $19.6 million and increased by $21.6 million and $7.9 million, respectively. The decrease in 2018 was primarily due to the complete response letter Recro received from the FDA in May 2018 regarding its NDA for IV Meloxicam. As a result of the receipt of the complete response letter, we delayed our expectation of the anticipated date for the FDA’s approval of the IV Meloxicam NDA and reduced the amount of forecasted sales in our valuation model. Recro resubmitted the NDA for IV Meloxicam in September 2018 and the FDA assigned a PDUFA date of March 24, 2019 to the resubmitted application. In addition, in December 2018, we amended  our agreements with Recro and its affiliates relating to certain development milestone payments owed to us by Recro, such that the $45.0 million previously due to us upon approval by the FDA of the IV Meloxicam NDA, was replaced with $5.0 million which was paid in the first quarter of 2019, $5.0 million to be paid in the second quarter of 2019, and if the IV Meloxicam NDA is approved by the FDA, $5.0 million to be paid within 180 days following such approval and $45.0 million payable in seven equal annual installments of approximately $6.4 million beginning on the first anniversary of such NDA approval date.

The increase in the fair value of the contingent consideration in 2017, as compared to 2016, was primarily due to a prior change in the structure of the development milestones related to approval of the IV Meloxicam NDA and a shorter time to payment and improved probability of success on the milestones and royalties included in the contingent consideration. The valuation of the contingent consideration is discussed in greater detail in Critical Accounting Estimates, Contingent Consideration, later in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

The decrease in other expense, net in 2018, as compared to 2017, and the increase in 2017, as compared to 2016, were primarily due to an impairment charge related to our investment in Synchronicity, which was accounted for under the equity method. In September 2017, we recorded an other-than-temporary impairment charge of $10.5 million, which represented our remaining investment in Synchronicity, as we believed that Synchronicity was unable to generate future earnings that justified the carrying amount of the investment.

Provision (Benefit) for Income Taxes

				Change
	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2018	2017	2016	2018 - 2017	2017 - 2016
Income tax provision (benefit)	$12.3	$14.7	$(5.9)	$2.4	$(20.6)

The income tax provision (benefit) in 2018, 2017 and 2016 were primarily due to U.S. federal and state taxes. The favorable change in income taxes in 2018, as compared to 2017, was due to the one-off nature of a $21.5 million tax expense in 2017 from the enactment of the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”), partially offset by increased taxes on income earned in the U.S. The unfavorable change in income taxes in 2017, as compared to 2016, was primarily due to Tax Reform and an increase in income earned in the U.S., partially offset by the recognition of excess tax benefits related to share-based compensation.

No provision for income tax has been provided on undistributed earnings of our foreign subsidiaries because such earnings are permanently reinvested or may be repatriated to Ireland without incurring any tax liability. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $327.1 million at December 31, 2018.

As of December 31, 2017, a deferred tax asset of $13.3 million was recorded as a provisional amount related to performance-based compensation to covered employees prior to November 2, 2017. We have since completed our review of the Act and have determined the performance-based compensation was provided pursuant to binding arrangements and should be deductible. We concluded that it had met the requirements for recognition of the tax benefit and we no longer consider this item a provisional amount in our financial statements in accordance with Staff Accounting Bulletin 118 (“SAB 118”).

We will continue to evaluate the future impact of the Act and will update our disclosures as additional information and interpretive guidance becomes available and management’s analysis evolves.

At December 31, 2018, we maintained a valuation allowance of $11.7 million against certain U.S. state deferred tax assets and $207.4 million against certain Irish deferred tax assets as we determined that it is more‑likely‑than‑not that these net deferred tax assets will not be realized. If we demonstrate consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole.

As of December 31, 2018, we had $1.4 billion of Irish NOL carryforwards, $2.5 million of U.S. state NOL carryforwards, $44.8 million of federal R&D credits, $2.0 million of alternative minimum tax (“AMT”) credits and $14.8 million of U.S. state tax credits which either expire on various dates through 2038 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and U.S. taxable income and tax and, in the case of the AMT credits, may be refundable. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of our ordinary shares.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2018			December 31, 2017
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$139.3	$127.5	$266.8	$114.7	$76.6	$191.3
Investments—short-term	203.3	69.2	272.5	127.5	114.7	242.2
Investments—long-term	51.5	29.2	80.7	108.9	48.3	157.2
Total cash and investments	$394.1	$225.9	$620.0	$351.1	$239.6	$590.7
Outstanding borrowings—short and long-term	$279.3	$—	$279.3	$281.4	$—	$281.4

At December 31, 2018, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$272.3	$0.3	$(0.6)	$272.0
Investments—short-term held-to-maturity	0.5	—	—	0.5
Investments—long-term available-for-sale	77.4	—	(0.3)	77.1
Investments—long-term held-to-maturity	3.5	0.1	—	3.6
Total	$353.7	$0.4	$(0.9)	$353.2
Sources and Uses of Cash

We generated $99.3 million and $19.2 million and used $63.8 million of cash from operating activities during the years ended December 31, 2018, 2017 and 2016, respectively. We expect that our existing cash and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2023 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well‑diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. Our available‑for‑sale investments consist primarily of short‑ and long‑term U.S. government and agency debt securities and corporate debt securities. We classify available‑for‑sale investments in an unrealized loss position, which do not mature within 12 months, as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At December 31, 2018, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash and cash equivalents, beginning of period	$191.3	$186.4	$181.1
Cash flows provided by (used in) operating activities	99.3	19.2	(63.8)
Cash flows (used in) provided by investing activities	(22.2)	(18.4)	127.2
Cash flows (used in) provided by financing activities	(1.6)	4.1	(58.1)
Cash and cash equivalents, end of period	$266.8	$191.3	$186.4

Operating Activities

The increases in cash provided by operating activities in 2018, as compared to 2017, and in 2017, as compared to 2016, were primarily due to a 21% increase in the amount of cash collected from our customers. This was partially offset by a 20% and 17% increase in the amount of cash paid to our employees, respectively, and a 4% and 6% increase in the amount of cash paid to our suppliers, respectively. The increase in the amount of cash we collected from our customers is primarily due to the increase in revenues in each period as compared to the prior period. The increase in the amount of cash paid to our employees is primarily due to the increase in our headcount in each period, as compared to the prior period, and the increase in the amount of cash paid to our suppliers is due to the increase in R&D and commercial activity in each period, as compared to the prior period, as previously discussed.

Investing Activities

The increases in cash used in investing activities in 2018, as compared to 2017, and in 2017, as compared to 2016, were primarily due to an increase in property, plant and equipment additions. Cash paid for the addition to property, plant and equipment increased by 35% and 15%, respectively, and was primarily due to the construction of facilities and equipment at our Wilmington, Ohio location for the manufacture of products currently in development and existing proprietary products. Amounts included as construction in progress at December 31, 2018 primarily include capital expenditures at our manufacturing facility in Wilmington, Ohio. We expect to spend approximately $95.0 million during the year ended December 31, 2019 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for our products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long‑lived assets to be held and used may not be recoverable.

In addition to the increase in capital spending, we had an increase in the net sales of investments of 43% and a decrease of 82% in 2018 as compared to 2017, and in 2017 as compared to 2016, respectively. In 2017, this increase was partially offset by a $15.0 million investment in Synchronicity that we made in 2016.

Financing Activities

The change in cash flows from financing activities in 2018, as compared to 2017, was primarily due to a $5.8 million decrease in the net cash provided from stock option exercises by our employees. The increase in cash provided by financing activities in 2017, as compared to 2016, was primarily due to a $60.9 million principal payment for a term loan which matured in September 2016, which had an original principal balance of $75.0 million, bore interest at LIBOR plus 2.75%, with no LIBOR floor. In 2017, our financing activities consisted of $7.1 million in cash received from our employees related to stock option exercises and $3.0 million in principal payments we made under the Term Loan B-1 (which has since been refinanced as described above into the 2023 Term Loans).

Borrowings

At December 31, 2018, our borrowings consisted of $282.1 million outstanding under the 2023 Term Loans. Please refer to Note 10, Long‑Term Debt, in the accompanying “Notes to Consolidated Financial Statements” for a discussion of our outstanding term loans.

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at December 31, 2018:

		Less Than	One to	Three to	More than
		One Year	Three Years	Five Years	Five Years
Contractual Obligations (In thousands)	Total	(2019)	(2020 - 2021)	(2022 - 2023)	(After 2023)
2023 Term Loans—Principal	$282,118	$2,843	$5,686	$273,589	$—
2023 Term Loans—Interest	53,690	12,844	25,298	15,548	—
Operating lease obligations	53,601	9,394	15,424	4,843	23,940
Purchase obligations	530,307	530,307	—	—	—
Total contractual cash obligations	$919,716	$555,388	$46,408	$293,980	$23,940

As interest on the 2023 Term Loans is based on a one, three or six-month LIBOR rate of our choosing, we are using the one-month LIBOR rate, which was 2.32% at December 31, 2018 as this exceeds the LIBOR rate floor under the terms of the 2023 Term Loans and is the frequency in which we make interest payments.

This table excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. At December 31, 2018, we had $6.1 million of net liabilities associated with uncertain tax positions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Off‑Balance Sheet Arrangements

At December 31, 2018, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue from Contracts with Customers

When entering into arrangements with customers, we identify whether our performance obligations under each arrangement represent a distinct good or service or a series of distinct goods or services. If a contract contains more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of performance obligations under each arrangement may be derived using an estimate of selling price if we do not sell the goods or services separately.

We recognize revenue when or as we satisfy a performance obligation by transferring an asset or providing a service to a customer. Management judgment is required in determining the consideration to be earned under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

Manufacturing Revenue

We recognize manufacturing revenues from the sale of products we manufacture for resale by our licensees. Manufacturing revenues for our partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of control of the goods. We recognize manufacturing revenue from these products over time as we determined, in each instance, that we would have a right to payment for performance completed to date if our customer were to terminate the manufacturing agreement for reasons other than our non-performance and the products have no alternative use. We invoice our licensees upon shipment with payment terms between 30 to 90 days. Prior to the adoption of Topic 606, we recorded manufacturing revenue from the sale of products we manufactured for resale by our partners after we had shipped such products and risk of loss had passed to our partner, assuming persuasive evidence of an arrangement existed, the sales price was fixed or determinable and collectability was reasonably assured.

We are the exclusive manufacturer of RISPERDAL CONSTA for commercial sale under our manufacturing and supply agreement with Janssen. We determined that it is appropriate to record revenue under this agreement at the point in time when control of the product passes to Janssen, which is determined to be when the product has been fully manufactured, since Janssen does not control the product during the manufacturing process and, in the event Janssen terminates the manufacturing and supply agreement, it is uncertain whether, and at what amount, we would be reimbursed for performance completed to date for product not yet fully manufactured. The manufacturing process is considered fully complete once the finished goods have been approved for shipment by both us and Janssen.

The sales price for certain of our manufacturing revenues is based on the end-market sales price earned by our licensees. As end-market sales generally occur after we have recorded manufacturing revenue, we estimate the sales price for such products based on information supplied to us by our licensees, our historical transaction experience and other third-party data. Differences between actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between our actual and estimated manufacturing revenues has not been material to date.

Royalty Revenue

We recognize royalty revenues related to the sale of products by our licensees that incorporate our technology. Royalties, with the exception of those earned on sales of AMPYRA as set forth below, qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned in the period the products are sold by our partner and we have a present right to payment. Royalties on AMPYRA manufactured under our license and supply agreements with Acorda are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of such agreements entitle us to royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the actual end-market sales of the licensee.

In anticipation of the entry of generic forms of AMPYRA to the U.S. market, during the three months ended September 30, 2018, we supplied five batches of AMPYRA to Acorda for which we agreed to defer the receipt of royalties on end-market sales of the product until the product was sold by Acorda, rather than as it was manufactured. Upon delivery of these five batches, royalty revenue for AMPYRA reverted to being recognized as the product is manufactured.

Certain of our royalty revenues are recognized based on information supplied to us by our licensees and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between our actual and estimated royalty revenues has not been material to date.

Research and Development Revenue and License Revenue

In November 2017, we granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into the agreement, we received an up-front cash payment of $28.0 million. In June 2018, we received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098. We are also eligible to receive an additional payment of $150.0 million upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. We are also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, we will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of BIIB098. We will also receive royalties on net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double-digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all such products and the minimum annual payments for BIIB098 are subject to reductions as set forth in the agreement. Biogen paid a portion of the BIIB098 development costs we incurred in 2017 and, since January 1, 2018, Biogen is responsible for all BIIB098 development costs we incur, subject to annual budget limitations. We have retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

We evaluated the agreement under Topic 606 and determined that we had four deliverables: (i) the grant of a distinct, right-to-use license of intellectual property to Biogen; (ii) future development services; (iii) clinical supply; and (iv) participation on a joint steering committee with Biogen. Our participation on the joint steering committee was considered to be perfunctory and thus not recognized as a performance obligation. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

We allocated the arrangement consideration to each performance obligation using standalone selling prices based on an estimate of selling price for the license and other deliverables. We used a discounted cash flow model to estimate the standalone selling price of the license in order to allocate the consideration to the performance obligations. To estimate the standalone selling price of the license, we assessed the likelihood of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and maintenance of the IP protecting BIIB098. We then discounted these cash flows using a discount rate of 8.0%, which we believed captured a market participant’s view of the risk associated with the expected cash flows. The estimate of selling price of the development services and clinical supply were determined through third-party evidence. We believe that a change in the assumptions used to determine our estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

Under Topic 606, we allocated the upfront payment of $28.0 million as follows: $27.0 million to the delivery of the license; $0.9 million to future development services; and $0.1 million to clinical supply. We allocated the $50.0 million payment received following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098 as follows: $48.3 million to the delivery of the license; $1.5 million to future development services; and $0.2 million to clinical supply. The amounts allocated to the license were recognized upon receipt of the payments as delivery of the license occurred upon entry into the agreement in 2017 and the amounts allocated to the development services and clinical supply will be recognized over the course of the development work and as clinical supply is delivered to Biogen, which is expected to continue through 2019.

We determined that the future milestones we are entitled to receive, including the $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098, and sales-based royalties, are variable consideration. We are using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into. Accordingly, we have not included these milestones in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The royalties are subject to the sales-based exception and will be recorded as revenue when the corresponding sale occurs.

Product Sales, Net

Our product sales, net consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payers. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following are our significant categories of sales discounts and allowances:

•

Medicaid Rebates—we record accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our average manufacturer prices. We estimate expected unit sales and rebates per unit under the Medicaid program and adjusts our rebate based on actual unit sales and rebates per unit. To date, actual Medicaid rebates have not differed materially from our estimates;

•

Chargebacks—discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase a product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to us the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is made using the expected value and is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and our estimates of future participation in these programs. To date, actual chargebacks have not differed materially from our estimates;

•

Product Discounts—cash consideration, including sales incentives, given by us under agreements with a number of wholesaler, distributor, pharmacy, and treatment provider customers that provide them with a discount on the purchase price of products. The reserve is made using the expected value and to date, actual product discounts have not differed materially from our estimates; and

•

Product Returns—we record an estimate for product returns at the time our customers take control of our product. We estimate this liability using the expected value based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed.

•

Medicare Part D— We record accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Center for Medicare and Medicaid, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Our provisions for sales and allowances reduced gross product sales as follows:

(In millions)	Medicaid Rebates	Chargebacks	Product Discounts	Product Returns	Medicare Part D	Other	Total
Balance, December 31, 2016	$43.8	$1.1	$5.6	$13.5	$1.3	$1.9	$67.2
Provision:
Current year	153.5	47.9	51.2	7.5	16.0	25.8	301.9
Prior year	(5.7)	—	(0.2)	(0.8)	—	(0.3)	(7.0)
Total	147.8	47.9	51.0	6.7	16.0	25.5	294.9
Actual:
Current year	(66.0)	(46.3)	(42.0)	(0.1)	(12.6)	(20.8)	(187.8)
Prior year	(35.7)	(0.8)	(6.0)	(1.3)	(0.8)	(2.0)	(46.6)
Total	(101.7)	(47.1)	(48.0)	(1.4)	(13.4)	(22.8)	(234.4)
Balance, December 31, 2017	$89.9	$1.9	$8.6	$18.8	$3.9	$4.6	$127.7
Provision:
Current year	203.1	65.5	65.2	6.6	29.8	32.1	402.3
Prior year	(6.1)	—	(0.1)	—	—	—	(6.2)
Total	197.0	65.5	65.1	6.6	29.8	32.1	396.1
Actual:
Current year	(80.5)	(63.7)	(51.1)	—	(17.8)	(27.5)	(240.6)
Prior year	(83.0)	(1.4)	(10.4)	(3.5)	(4.8)	(3.7)	(106.8)
Total	(163.5)	(65.1)	(61.5)	(3.5)	(22.6)	(31.2)	(347.4)
Balance, December 31, 2018	$123.4	$2.3	$12.2	$21.9	$11.1	$5.5	$176.4

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

The fair value of restricted stock units is equal to the closing price of our shares on the date of grant. The fair value of stock option awards is determined through the use of a Black‑Scholes option‑pricing model. The Black‑Scholes model requires us to estimate certain subjective assumptions. These assumptions include the expected option term, which takes into account both the contractual term of the option and the effect of our employees’ and non-employee directors’ expected exercise and post‑vesting termination behavior, expected volatility of our ordinary shares over the option’s expected term, which is developed using both the historical volatility of our ordinary shares and implied volatility from our publicly traded options, the risk‑free interest rate over the option’s expected term and an expected annual dividend yield. Due to the differing exercise and post‑vesting termination behaviors of our employees and non‑employee directors, we establish separate Black‑Scholes input assumptions for three distinct employee populations: our senior management; our non‑employee directors; and all other employees. For the years ended December 31, 2018, 2017 and 2016, the ranges in weighted‑average assumptions were as follows:

Year Ended December 31,
	2018	2017	2016
Expected option term	5 - 8 years	5 - 8 years	5 - 7 years
Expected stock volatility	44% - 49%	43% - 47%	39% - 53%
Risk-free interest rate	2.25% - 3.10%	1.69% - 2.38%	0.95% - 2.14%
Expected annual dividend yield	—	—	—

In addition to the above, we apply judgment in developing estimates of award forfeitures. For the year ended December 31, 2018, we used an estimated forfeiture rate of zero for our non‑employee directors, 2.25% for members of senior management and 6.0% for all other employees.

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2018, is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2018, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

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

On October 31, 2018, we elected to perform a quantitative impairment test and determined that the fair value of the reporting unit exceeded its carrying value.

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

At December 31, 2018, our contingent consideration related to consideration to be received as part of the Gainesville Transaction. We received one $5.0 million payment in the first quarter of 2019 and will receive another $5.0 million payment in the second quarter of 2019; we are eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other Meloxicam Product(s); and we are eligible to receive up to $130.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

In accordance with the accounting standard for fair value measurements, our contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration was determined as follows:

•

We received $5.0 million in the first quarter of 2019 and will receive another $5.0 million in the second quarter of 2019; we are entitled to receive $5.0 million upon regulatory approval of an NDA for the first Meloxicam Product; and $45.0 million in seven equal, annual installments beginning on the first anniversary of such approval. The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. We expect the regulatory milestone event to occur in the first quarter of 2019 and used a discount rate of 15.8%;

•

We are entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, we assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales given approval and IP protection. We then discounted these expected payments using a discount rate of 16.0%, which we believe captures a market participant’s view of the risk associated with the expected payments; and

•

We are entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Product. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, we used a risk-adjusted expected growth rate based on our assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt of 15.8%.

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

We do not believe that inflation and changing prices have had a material impact on our results of operations, and as approximately 49% and 28% of our investments at December 31, 2018 are in corporate debt securities with a minimum rating of Aa2 (Moody’s)/AA (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively, our exposure to liquidity and credit risk is not believed to be significant.

At December 31, 2018, our borrowings consisted of $282.1 million outstanding under the 2023 Term Loans. The 2023 Term Loans bear interest at a LIBOR rate of our choosing (one, three or six months), plus 2.25% with a 0% LIBOR floor. We are currently using the one-month LIBOR rate, which was 2.32% at December 31, 2018. A 10% increase in the one-month LIBOR rate would have increased the amount of interest we owe under this agreement during the year ended December 31, 2018 by approximately $0.8 million. At December 31, 2017, a 10% increase in the three-month LIBOR rate, which was the LIBOR rate in use at the time, would have increased the amount of interest we owed by approximately $0.4 million. For a discussion about risks relating to LIBOR, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.”

Currency Exchange Rate Risk

Manufacturing and royalty revenues we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the Euro. The manufacturing and royalty payments on these non‑U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non‑U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non‑U.S. currencies. For example, if the USD weakens against a non‑U.S. currency, then our revenues will increase given a constant amount of sales in such non‑U.S. currency. For the year ended December 31, 2018, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $36.1 million, as compared to a reduction in revenues of approximately $26.8 million for the year ended December 31, 2017.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. The impact of changes in the exchange ratio of the USD and the Euro on our USD denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the Euro on operating expenses and payables incurred at our Irish operations that are settled in Euro. For the year ended December 31, 2018, an average 10% weakening in the USD relative to the Euro would have resulted in an increase to our expenses denominated in Euro of approximately $9.3 million, as compared to an increase in our expenses of approximately $6.9 million in the year ended December 31, 2017.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2018
REVENUES:
Manufacturing and royalty revenues	$114,601	$128,241	$116,411	$167,422	$526,675
Product sales, net	91,842	109,807	116,035	132,650	450,334
Research and development revenue	18,707	18,344	16,274	15,570	68,895
License revenues	—	48,250	—	120	48,370
Total revenues	225,150	304,642	248,720	315,762	1,094,274
EXPENSES:
Cost of goods manufactured and sold	44,476	43,417	39,410	49,117	176,420
Research and development	108,346	106,823	101,265	108,972	425,406
Selling, general and administrative	118,147	138,257	128,777	141,227	526,408
Amortization of acquired intangible assets	16,069	16,247	16,426	16,426	65,168
Total expenses	287,038	304,744	285,878	315,742	1,193,402
OPERATING (LOSS) INCOME	(61,888)	(102)	(37,158)	20	(99,128)
OTHER (EXPENSE) INCOME, NET	(5,110)	(24,343)	3,325	(1,711)	(27,839)
LOSS BEFORE INCOME TAXES	(66,998)	(24,445)	(33,833)	(1,691)	(126,967)
INCOME TAX (BENEFIT) PROVISION	(4,493)	8,204	611	8,022	12,344
NET LOSS	$(62,505)	$(32,649)	$(34,444)	$(9,713)	$(139,311)
LOSS PER SHARE—BASIC AND DILUTED	$(0.40)	$(0.21)	$(0.22)	$(0.06)	$(0.90)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2017
REVENUES:
Manufacturing and royalty revenues	$114,679	$129,252	$122,677	$138,700	$505,308
Product sales, net	76,456	88,756	93,681	103,941	362,834
License revenues	—	—	—	28,000	28,000
Research and development revenue	643	833	1,027	4,729	7,232
Total revenues	191,778	218,841	217,385	275,370	903,374
EXPENSES:
Cost of goods manufactured and sold	40,412	39,775	36,054	38,507	154,748
Research and development	104,835	99,153	104,411	104,490	412,889
Selling, general and administrative	102,099	108,950	99,633	110,896	421,578
Amortization of acquired intangible assets	15,302	15,472	15,643	15,642	62,059
Total expenses	262,648	263,350	255,741	269,535	1,051,274
OPERATING (LOSS) INCOME	(70,870)	(44,509)	(38,356)	5,835	(147,900)
OTHER INCOME (EXPENSE), NET	(1,720)	(1,171)	2,566	4,951	4,626
(LOSS) EARNINGS BEFORE INCOME TAXES	(72,590)	(45,680)	(35,790)	10,786	(143,274)
INCOME TAX (BENEFIT) PROVISION	(3,709)	(2,681)	486	20,575	14,671
NET LOSS	$(68,881)	$(42,999)	$(36,276)	$(9,789)	$(157,945)
LOSS PER SHARE—BASIC AND DILUTED	$(0.45)	$(0.28)	$(0.24)	$(0.06)	$(1.03)

All financial statements required to be filed hereunder, other than the quarterly financial data required by Item 302 of Regulation S‑K summarized above, are filed as exhibits hereto, are listed under Item 15(a) (1) and (2) and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2019 Annual General Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2019 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2019 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2019 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2019 Annual General Meeting of Shareholders.

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
2.1.2 #

Second Amendment to Purchase and Sale Agreement, dated December 20, 2018, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Alkermes US Holdings, Inc. (as successor in interest to Eagle Holdings USA, Inc.), Recro Pharma, Inc. and Recro Gainesville LLC.

3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 26, 2016
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 of the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014
10.1.3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 of the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease between Alkermes, Inc. and Gl TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1.5 #	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.2.1 *

Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes, Inc. in July 2006).

		Exhibit 10.5 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.2.2 *

Second Amendment, dated as of August 16, 2012, to the License Agreement, dated as of February 13, 1996, as amended, by and between Alkermes, Inc. and Janssen Pharmaceutica Inc. and the License Agreement, dated as of February 21, 1996, as amended, by and between Alkermes, Inc. and JPI Pharmaceutica International, and the Fifth Amendment, dated as of August 16, 2012, to the Manufacturing and Supply Agreement, dated as of August 6, 1997, as amended, by and between Alkermes, Inc., Janssen Pharmaceutica Inc. and JPI Pharmaceutica International.

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
10.4.1 *

Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International, Janssen Pharmaceutica Products, L.P. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes, Inc. in July 2006).

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
10.4.6 *

Sixth Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II (assigned to Alkermes, Inc. in July 2006), effective as of July 1, 2018.

		Exhibit 10.11 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.5 *

Development and License Agreement, dated as of May 15, 2000, by and between Alkermes Controlled Therapeutics Inc. II and Amylin Pharmaceuticals, Inc., as amended on October 24, 2005 and July 17, 2006 (assigned, as amended, to Alkermes, Inc. in July 2006).

		Exhibit 10.28 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 21, 2010
10.5.1 *

Third Amendment to Development and License Agreement, dated March 20, 2018, by and between Amylin Pharmaceuticals, LLC and Alkermes Pharma Ireland Limited (as successor-in-interest to Alkermes Controlled Therapeutics Inc. II), amending that certain Development and License Agreement, by and between ACTII and Amylin, dated May 15, 2000, as amended on October 24, 2005 and July 17, 2006.

		Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.6 *	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.6 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
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
10.9.4

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

		Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.10 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.	Exhibit 10.10 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.10.1 *	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.	Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.11	Lease between Alkermes, Inc. and PDM 900 Unit, LLC, dated March 23, 2018.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.11.1	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.12 †	Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12.1 †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.12.2 †	Amendment No. 2 to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops, dated September 10, 2009.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.13 †	Form of Employment Agreement, dated as of December 12, 2007, entered into by and between Alkermes, Inc. and each of Kathryn L. Biberstein, James M. Frates and Michael J. Landine.	Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.13.1 †	Form of Amendment to Employment Agreement entered into by and between Alkermes, Inc. and each of Kathryn L. Biberstein, James M. Frates and Michael J. Landine.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.14 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Kathryn L. Biberstein and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.15 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.16 †	Offer Letter between Alkermes, Inc. and Mark P. Stejbach, effective as of February 15, 2012.	Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	March 5, 2012
10.16.1 †	Employment Agreement by and between Alkermes, Inc. and Mark P. Stejbach, dated as of February 29, 2012.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	March 5, 2012
10.16.2 †	Amendment to Employment Agreement, dated as of July 21, 2015, by and between Mark P. Stejbach and Alkermes, Inc.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 30, 2015
10.17 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and James R. Robinson, Jr.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.17.1†	Offer Letter between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.17.2 †	Offer Letter between Alkermes, Inc. and James R. Robinson, Jr., dated February 28, 2018.	Exhibit 10.1 of the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.18 †	Form of Indemnification Agreement by and between Alkermes, Inc. and each of its directors and executive officers.	Exhibit 10.1 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	March 25, 2010
10.19 †	Form of Deed of Indemnification for Alkermes plc Officers.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.20 †	Form of Deed of Indemnification for Alkermes plc Directors/Secretary.	Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.21 †	Form of Deed of Indemnification for Alkermes, Inc. and Subsidiaries Directors/Secretary.	Exhibit 10.3 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.22†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.22.1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.22.7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.23†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.23.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24 †	Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 23, 2018
10.24.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23 ,2018
10.24.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.10 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
21.1 #	List of subsidiaries
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1 #	Power of Attorney (included on the signature pages hereto)
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS +#	XBRL Instance Document
101.SCH +#	XBRL Taxonomy Extension Schema Document

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
101.CAL +#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF +#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or any compensatory plan, contract or arrangement.
+	XBRL (Extensible Business Reporting Language).
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES PLC

	By:	/s/ Richard F. Pops Richard F. Pops Chairman and Chief Executive Officer

February 15, 2019

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

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2019

/s/ James M. Frates James M. Frates	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2019

/s/ Iain M. Brown Iain M. Brown	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2019

/s/ David W. Anstice David W. Anstice	Director	February 15, 2019

/s/ Robert A. Breyer Robert A. Breyer	Director	February 15, 2019

/s/ Shane Cooke Shane Cooke	Director	February 15, 2019

/s/ Wendy L. Dixon Wendy L. Dixon	Director	February 15, 2019

/s/ Paul J. Mitchell Paul J. Mitchell	Director	February 15, 2019

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 15, 2019

/s/ Nancy J. Wysenski Nancy J. Wysenski	Director	February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018 and the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 15, 2019

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,762	$191,296
Investments—short-term	272,533	242,208
Receivables, net	292,223	233,590
Contract assets	8,230	—
Inventory	90,196	93,275
Prepaid expenses and other current assets	53,308	48,475
Total current assets	983,252	808,844
PROPERTY, PLANT AND EQUIPMENT, NET	309,987	284,736
INTANGIBLE ASSETS, NET	191,001	256,168
INVESTMENTS—LONG-TERM	80,744	157,212
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	65,200	84,800
DEFERRED TAX ASSETS	85,807	98,560
OTHER ASSETS	16,143	14,034
TOTAL ASSETS	$1,825,007	$1,797,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$333,762	$286,166
Contract liabilities—short-term	3,169	1,956
Long-term debt—short-term	2,843	3,000
Total current liabilities	339,774	291,122
LONG-TERM DEBT	276,465	278,436
OTHER LONG-TERM LIABILITIES	27,958	19,204
CONTRACT LIABILITIES—LONG-TERM	9,525	5,657
Total liabilities	653,722	594,419
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 158,180,833 and 156,057,632 shares issued; 155,757,344 and 154,009,456 shares outstanding at December 31, 2018 and 2017, respectively	1,579	1,557
Treasury shares, at cost (2,423,489 and 2,048,176 shares at December 31, 2018 and 2017, respectively)	(108,969)	(89,347)
Additional paid-in capital	2,467,323	2,338,755
Accumulated other comprehensive loss	(3,280)	(3,792)
Accumulated deficit	(1,185,368)	(1,044,365)
Total shareholders’ equity	1,171,285	1,202,808
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,825,007	$1,797,227

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$526,675	$505,308	$487,247
Product sales, net	450,334	362,834	256,146
Research and development revenue	68,895	7,232	2,301
License revenue	48,370	28,000	—
Total revenues	1,094,274	903,374	745,694
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	176,420	154,748	132,122
Research and development	425,406	412,889	387,148
Selling, general and administrative	526,408	421,578	374,130
Amortization of acquired intangible assets	65,168	62,059	60,959
Total expenses	1,193,402	1,051,274	954,359
OPERATING LOSS	(99,128)	(147,900)	(208,665)
OTHER (EXPENSE) INCOME, NET:
Interest income	9,238	4,649	3,752
Interest expense	(15,437)	(12,008)	(14,889)
Change in the fair value of contingent consideration	(19,600)	21,600	7,900
Other expense, net	(2,040)	(9,615)	(2,485)
Total other (expense) income, net	(27,839)	4,626	(5,722)
LOSS BEFORE INCOME TAXES	(126,967)	(143,274)	(214,387)
INCOME TAX PROVISION (BENEFIT)	12,344	14,671	(5,943)
NET LOSS	$(139,311)	$(157,945)	$(208,444)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.90)	$(1.03)	$(1.38)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	155,112	153,415	151,484
COMPREHENSIVE LOSS:
Net loss	$(139,311)	$(157,945)	$(208,444)
Holding gain, net of a tax provision (benefit) of $159, $(295) and $237, respectively	512	(518)	522
COMPREHENSIVE LOSS	$(138,799)	$(158,463)	$(207,922)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2015	152,128,941	$1,518	$2,114,711	$(3,795)	$(739,498)	(1,427,952)	$(58,661)	$1,314,275
Issuance of ordinary shares under employee stock plans	2,027,571	20	20,288	—	—	—	—	20,308
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share based awards	34,769	1	510	—	—	(332,815)	(13,978)	(13,467)
Share-based compensation expense	—	—	94,458	—	—	—	—	94,458
Excess tax benefit from share-based compensation	—	—	1,830	—	—	—	—	1,830
Unrealized gain on marketable securities, net of tax provision of $237	—	—	—	521	—	—	—	521
Net loss	—	—	—	—	(208,444)	—	—	(208,444)
BALANCE — December 31, 2016	154,191,281	$1,539	$2,231,797	$(3,274)	$(947,942)	(1,760,767)	$(72,639)	$1,209,481
Issuance of ordinary shares under employee stock plans	1,850,084	16	23,501	—	—	—	—	23,517
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share based awards	16,267	2	273	—	—	(287,409)	(16,708)	(16,433)
Share-based compensation expense	—	—	83,184	—	—	—	—	83,184
Unrealized loss on marketable securities, net of tax benefit of $(295)	—	—	—	(518)	—	—	—	(518)
Cumulative effect adjustment related to change in accounting for excess tax benefits	—	—	—	—	61,522	—	—	61,522
Net loss	—	—	—	—	(157,945)	—	—	(157,945)
BALANCE — December 31, 2017	156,057,632	$1,557	$2,338,755	$(3,792)	$(1,044,365)	(2,048,176)	$(89,347)	$1,202,808
Issuance of ordinary shares under employee stock plans	1,087,815	11	20,866	—	—	—	—	20,877
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share based awards	1,035,386	11	(11)	—	—	(375,313)	(19,622)	(19,622)
Share-based compensation expense	—	—	107,713	—	—	—	—	107,713
Unrealized loss on marketable securities, net of tax provision of $159	—	—	—	512	—	—	—	512
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	(1,692)	—	—	(1,692)
Net loss	—	—	—	—	(139,311)	—	—	(139,311)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,311)	$(157,945)	$(208,444)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	103,660	98,523	94,256
Share-based compensation expense	105,357	83,917	94,396
Deferred income taxes	10,623	7,234	(9,689)
Change in the fair value of contingent consideration	19,600	(21,600)	(7,900)
Impairment of property, plant and equipment	5,746	—	—
Loss on debt refinancing	2,298	—	2,075
Payment made for debt refinancing	(2,251)	—	—
Impairment of investment in Synchronicity Pharma, Inc.	—	10,471	—
Excess tax benefit from share-based compensation	—	—	(4,229)
Other non-cash charges	979	3,471	2,936
Changes in assets and liabilities:
Receivables	(58,632)	(42,489)	(35,616)
Contract assets	880	—	—
Inventory	(2,665)	(30,191)	(26,381)
Prepaid expenses and other assets	(5,990)	(9,506)	(15,014)
Accounts payable and accrued expenses	46,739	72,658	45,870
Contract liabilities	3,252	(1,447)	(649)
Other long-term liabilities	8,996	6,094	4,587
Cash flows provided by (used in) operating activities	99,281	19,190	(63,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(69,431)	(51,300)	(43,657)
Proceeds from the sale of equipment	507	162	194
Purchases of investments	(397,727)	(431,712)	(375,099)
Sales and maturities of investments	444,456	464,494	560,805
Investment in Synchronicity Pharma, Inc.	—	—	(15,000)
Cash flows (used in) provided by investing activities	(22,195)	(18,356)	127,243
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	20,877	23,517	20,308
Employee taxes paid related to net share settlement of equity awards	(19,622)	(16,433)	(13,467)
Payment made for debt refinancing	(743)	—	(65,813)
Excess tax benefit from share-based compensation	—	—	4,229
Principal payments of long-term debt	(2,132)	(3,000)	(3,429)
Cash flows (used in) provided by financing activities	(1,620)	4,084	(58,172)
NET INCREASE IN CASH AND CASH EQUIVALENTS	75,466	4,918	5,269
CASH AND CASH EQUIVALENTS—Beginning of period	191,296	186,378	181,109
CASH AND CASH EQUIVALENTS—End of period	$266,762	$191,296	$186,378
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$12,526	$11,143	$12,458
Cash paid for taxes	$754	$2,992	$5,531
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$11,720	$11,151	$5,766

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alkermes plc (the “Company”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. The Company has a diversified portfolio of commercial drug products and a clinical pipeline of product candidates focused on central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis (“MS”), and oncology. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on‑going basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long‑lived assets, share‑based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments

The Company has investments in various types of securities, consisting primarily of U.S. government and agency obligations, corporate debt securities and debt securities issued by foreign agencies and backed by foreign governments. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2018, substantially all these investments were classified as available for sale and were recorded at fair value.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. The Company’s financial assets and liabilities consist of cash equivalents, investments, contingent consideration and warrants to purchase the common stock of a publicly traded company and are classified within the fair value hierarchy as follows:

•

Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2018 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account;

•

Level 2–these valuations are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which the Company has limited visibility into their trading volumes. Valuations of these financial instruments do not require a significant degree of judgment. Assets and liabilities utilizing Level 2 inputs at December 31, 2018 included U.S. government agency debt securities, debt securities issued by foreign agencies and backed by foreign governments and investments in corporate debt securities that are trading in the credit markets; and

•

Level 3–these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At December 31, 2018, assets utilizing Level 3 inputs included contingent consideration, warrants to purchase the common stock of Recro Pharma, Inc. (“Recro”) and an investment in a corporate debt security.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short‑term nature.
Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of pre-clinical and clinical products, which have alternative future use and are charged to R&D expense when consumed. The cost elements included within inventory include three primary categories for commercial products: cost of raw materials; direct labor; and overhead. Overhead is based on the normal capacity of the Company’s production facilities and does not include costs from abnormally low production or idle capacity, which are expensed directly to the consolidated statement of operations and comprehensive loss.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration

The Company records contingent consideration it is entitled to receive at fair value on the acquisition date. The Company estimates the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the achievement of milestones and thus likelihood of receiving related payments. The Company revalues its contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple inputs, including adjustments to discount rates, changes in the amount or timing of cash flows, changes in the assumed achievement or timing of any development or sales-based milestones and changes in the assumed probability associated with regulatory approval.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. As part of the adoption, the Company reviewed all contracts that were not yet completed as of the date of initial application in determining the cumulative-effect impact related to the adoption of Topic 606. The cumulative-effect impact recorded to retained earnings resulted in an adjustment of approximately $0.8 million, which was primarily due to the acceleration of manufacturing revenue, offset by an adjustment to deferred revenue for license and milestone payments that will now be recognized over time. The following balance sheet accounts were impacted:

(In thousands)	Topic 606 Adjustment
Contract assets	$9,110
Inventory	(8,209)
Deferred tax asset	109
Contract liabilities—short-term	(1,104)
Contract liabilities—long-term	(724)
Accumulated deficit	818
$—

When entering into arrangements with customers, the Company identifies whether its performance obligations under the arrangement represent a distinct good or service or a series of distinct goods or services. If a contract contains more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of performance obligations under the arrangement may be derived using an estimate of selling price if the Company does not sell the goods or services separately.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring an asset or providing a service to a customer. Management judgment is required in determining the consideration to be earned under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

The Company adopted Topic 606 using the modified retrospective method. As such, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the old revenue recognition guidance (“Topic 605”). The quantitative impacts of the changes are set out below for each of the condensed consolidated balance sheet and the condensed consolidated statement of operations and comprehensive loss for the current reporting period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADJUSTED CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2018
(In thousands)	As Reported	Adjustment		Balances Without Adoption of Topic 606
ASSETS
Contract assets	$8,230	$(8,230)	(1)	$—
Inventory	90,196	8,847	(2)	99,043
Deferred tax asset	85,807	(133)	(3)	85,674

LIABILITIES
Contract liabilities—short-term	$3,169	$(3,169)	(4)	$—
Deferred revenue—short-term	—	1,224	(4)	1,224
Contract liabilities—long-term	9,525	(9,525)	(4)	—
Deferred revenue—long-term	—	8,852	(4)	8,852

SHAREHOLDERS' EQUITY
Accumulated deficit	$(1,185,368)	$2,156	(5)	$(1,183,212)

The adjustments are a result of the following:

(1)	Adjustment to contract assets to reverse revenue recognized over time under Topic 606.
(2)	Adjustment to inventory to add back the cost of goods manufactured related to the revenue transactions summarized in item (1), above.
(3)	Adjustment to deferred tax asset to apply the tax impact of the revenue transactions summarized in item (1), above.
(4)

Adjustments to contract liabilities—short-term and contract liabilities—long-term is to reclassify amounts previously classified as deferred revenue—short-term and deferred revenue—long-term under Topic 605.

(5)	Adjustment to accumulated deficit for the net impact of the transactions noted in items (1) through (4) above.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADJUSTED CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2018
(In thousands, except per share amounts)	As Reported	Adjustment		Balances Without Adoption of Topic 606
REVENUES:
Manufacturing and royalty revenues	$526,675	$1,911	(1)	$528,586
Product sales, net	450,334	—		450,334
Research and development revenue	68,895	48,473	(2)	117,368
License revenue	48,370	(48,370)	(3)	—
Total revenues	1,094,274	2,014		1,096,288
EXPENSES:
Cost of goods manufactured and sold	176,420	(640)	(4)	175,780
Research and development	425,406	—		425,406
Selling, general and administrative	526,408	—		526,408
Amortization of acquired intangible assets	65,168	—		65,168
Total expenses	1,193,402	(640)		1,192,762
Operating loss	(99,128)	2,654		(96,474)
Other (expense) income, net	(27,839)	—		(27,839)
Loss before income taxes	(126,967)	2,654		(124,313)
Income tax provision (benefit)	12,344	24		12,368
Net loss	$(139,311)	$2,630		$(136,681)

Loss per ordinary share — basic and diluted	$(0.90)	$0.02		$(0.88)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	155,112	155,112		155,112

The adjustments are a result of the following:

(1)	Adjustments to manufacturing and royalty revenues to recognize revenue under Topic 605 in the year ended December 31, 2018 that was recognized under Topic 606.
(2)	Adjustments to research and development revenue during the year ended December 31, 2018 to recognize revenue under Topic 605 that was recognized under Topic 606.
(3)	Adjustments to license revenue during the year ended December 31, 2018 to recognize revenue under Topic 605 that was recognized under Topic 606.
(4)	Adjustments to cost of goods manufactured and sold to recognize the cost from the transactions noted in item (1) above.

The Company’s changes in assets and liabilities within its condensed consolidated statement of cash flows changed as a result of the differences in the condensed consolidated balance sheet and changes in net loss in the condensed consolidated statement of operations, but the overall cash flows used in operating activities did not change.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”) for INVEGA SUSTENNA®/XEPLION® and INVEGA TRINZA®/TREVICTA® as well as RISPERDAL CONSTA®, Acorda Therapeutics, Inc. (“Acorda”) for AMPYRA®/FAMPYRA®, and Biogen Swiss Manufacturing GmbH (together with its affiliates, “Biogen”) for diroximel fumarate (“BIIB098”). Substantially all of the products developed under these arrangements, except for BIIB098, are currently being marketed as approved products for which the Company receives payments for manufacturing services and/or royalties on net product sales.

Manufacturing Revenue

The Company recognizes manufacturing revenues from the sale of products it manufactures for resale by its licensees. Manufacturing revenues for the Company’s partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of control of the goods. The Company recognizes manufacturing revenue from these products over time as it determined, in each instance, that it would have a right to payment for performance completed to date if its customer were to terminate the manufacturing agreement for reasons other than the Company’s non-performance and the products have no alternative use. The Company invoices its licensees upon shipment with payment terms between 30 to 90 days. Prior to the adoption of Topic 606, the Company recorded manufacturing revenue from the sale of products it manufactures for resale by its partners after the Company had shipped such products and risk of loss had passed to the Company’s partner, assuming persuasive evidence of an arrangement existed, the sales price was fixed or determinable and collectability was reasonably assured.

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

The sales price for certain of the Company’s manufacturing revenues is based on the end-market sales price earned by its licensees. As end-market sales generally occur after the Company has recorded manufacturing revenue, the Company estimates the sales price for such products based on information supplied to it by the Company’s licensees, its historical transaction experience and other third-party data. Differences between actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between the Company’s actual and estimated manufacturing revenues has not been material to date.

Royalty Revenue

The Company recognizes royalty revenues related to the sale of products by its licensees that incorporate the Company's technologies. Royalties, with the exception of those earned on sales of AMPYRA as set forth below, qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of intellectual property (“IP”) is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned in the period the products are sold by the Company's partner and the Company has a present right to payment. Royalties on AMPYRA manufactured under our license and supply agreements with Acorda are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of such agreements entitle the Company to royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the actual end-market sales of the licensee. Certain of the Company's royalty revenues are recognized by the Company based on information supplied to the Company by its licensees and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between the Company’s actual and estimated royalty revenues has not been material to date.

Research and Development Revenue

R&D revenue consists of funding that compensates the Company for formulation, pre‑clinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent (“FTE”) or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the R&D arrangements are performed.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

License Revenue

The Company recognizes revenue from the grant of distinct, right-to-use licenses of intellectual property (“IP”) when control of the license is transferred to the customer, which is the point in time the customer is able to direct the use of and obtain substantially all of the benefits from the license.

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL® and ARISTADA® in the U.S. primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

•

Medicaid Rebates— the Company records accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. The Company rebates individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales and rebates per unit under the Medicaid program and adjusts its rebate based on actual unit sales and rebates per unit. To date, actual Medicaid rebates have not differed materially from the Company’s estimates;

•

Chargebacks— discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase a product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to the Company the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer. The allowance for chargebacks is made using the expected value method and is based on actual and expected utilization of these programs. Chargebacks could exceed historical experience and the Company’s estimates of future participation in these programs. To date, actual chargebacks have not differed materially from the Company’s estimates;

•

Product Discounts—cash consideration, including sales incentives, given by the Company under agreements with a number of wholesaler, distributor, pharmacy, and treatment provider customers that provide them with a discount on the purchase price of products. The reserve is made using the expected value method and to date, actual product discounts have not differed materially from the Company’s estimates; and

•

Product Returns— the Company records an estimate for product returns at the time its customers take control of the Company’s product. The Company estimates this liability using the expected value method based on its historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed.

•

Medicare Part D—the Company records accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Center for Medicare and Medicaid, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Receivables, net

Receivables, net, include amounts billed and currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was $0.2 million at December 31, 2018 and 2017.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time. The products included in the contract assets table below complete the manufacturing process in ten days to eight weeks. Contract assets are classified as current.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2018	$9,110
Additions	57,617
Transferred to receivables, net	(58,497)
Contract assets at December 31, 2018	$8,230

Contract Liabilities

The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2018	$9,442
Additions	6,381
Amounts recognized into revenue	(3,129)
Contract liabilities at December 31, 2018	$12,694

Foreign Currency

The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2018, 2017 and 2016 the Company recorded a (loss) gain on foreign currency translation of $(2.3) million, $3.7 million and $0.1 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies account for the majority of the Company's receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit worthiness of its customers. The following represents revenue and receivables from the Company's customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	27%	29%	31%	33%	33%	36%
Acorda	15%	10%	14%	13%	17%	15%
Cardinal Health	*	13%	*	*	*	*
Biogen	*	10%	*	*	*	*

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2018, 2017 and 2016, as noted.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue by region:
U.S.	$884,600	$700,090	$557,312
Ireland	4,915	9,706	4,407
Rest of world	204,759	193,578	183,975
Assets by region:
Current assets:
U.S.	$546,533	$402,481	$382,168
Ireland	433,837	403,167	407,761
Rest of world	2,882	3,196	749
Long-term assets:
U.S.:
Other	$312,243	$360,641	$236,175
Ireland:
Intangible assets	$191,001	$256,168	$318,227
Goodwill	92,873	92,873	92,873
Other	245,638	278,701	288,470

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

Advertising costs are expensed as incurred. During the years ended December 31, 2018, 2017 and 2016, advertising costs totaled $54.7 million, $34.4 million and $24.0 million, respectively.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each stock option grant was estimated on the grant date with the following weighted‑average assumptions:

Year Ended December 31,
	2018	2017	2016
Expected option term	5 - 8 years	5 - 8 years	5 - 7 years
Expected stock volatility	44% - 49%	43% - 47%	39% - 53%
Risk-free interest rate	2.25% - 3.10%	1.69% - 2.38%	0.95% - 2.14%
Expected annual dividend yield	—	—	—

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.‑based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2018, 2017 and 2016, the Company contributed $12.1 million, $9.8 million and $8.1 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland‑based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to the maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2018, 2017 and 2016, the Company contributed $4.0 million, $3.7 million and $3.2 million, respectively, in contributions to the Defined Contribution Plan.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard‑setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this ASU include: requiring equity securities to be measured at fair value with changes in fair value recognized through the income statement; simplifying the impairment assessment of equity instruments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU was effective and adopted by the Company in the year ended December 31, 2018, and the adoption of the ASU did not have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Numerous updates have been issued subsequent to the initial ASU that provide clarification on a number of specific issues. The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This ASU becomes effective for the Company in the year ending December 31, 2019. At this time, the Company is substantially complete with its assessment of the new ASU and although it hasn’t concluded as to the total expected impact the adoption of this new ASU will have on its consolidated financial statements, it has determined that the adoption will have a material impact on the Company’s balance sheet as it currently has, among other operating

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leases, two operating leases for 67,000 and 175,000 square feet of office and laboratory space in two separate locations in Waltham, Massachusetts that expire in 2020 and 2021, respectively, and an operating lease for 14,600 square feet of corporate office space in Dublin, Ireland that expires in 2022. In addition, during the three months ended March 31, 2018, the Company entered into a lease for approximately 220,000 square feet of office and laboratory space to be constructed in Waltham, Massachusetts with a delivery date of January 2020. The Company will adopt the standard retrospectively on January 1, 2019 through a cumulative-effect adjustment without adjusting comparative periods.

In April 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions. The amendments in this update established that: (i) all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement; (ii) excess tax benefits be classified as an operating activity in the statement of cash flows; (iii) the entity make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is current GAAP, or account for forfeitures as they occur; (iv) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) cash paid by an employer when directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. This ASU became effective for the Company on January 1, 2017. The amendments related to (i), (iii) and (iv) were adopted by the Company on a modified retrospective basis, which resulted in a cumulative-effect adjustment to reduce accumulated deficit by $61.5 million related to the timing of when excess tax benefits are recognized. The Company elected to continue to record expense only for those awards that are expected to vest. The amendments related to (ii) and (v) were adopted using the prospective transition method.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU becomes effective for the Company in the year ending December 31, 2020, with early adoption permitted for the Company in the year ending December 31, 2019. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to simplify and improve accounting on transfers of assets between affiliated entities. This ASU eliminates the prohibition for all intra-entity asset transfers, except for inventory. Effective January 1, 2018, the Company adopted this ASU and recorded a cumulative-effect adjustment of $0.9 million to retained earnings.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which addresses the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU becomes effective for the Company in the year ending December 31, 2019 and early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2018, 2017 and 2016, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$241,423	$241,423
AMPYRA/FAMPYRA	53,044	54,009	107,053
RISPERDAL CONSTA	52,770	18,352	71,122
Other	27,214	79,863	107,077
	$133,028	$393,647	$526,675

	Year Ended December 31, 2017
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$214,931	$214,931
AMPYRA/FAMPYRA	55,373	61,646	117,019
RISPERDAL CONSTA	64,793	20,129	84,922
Other	32,655	55,781	88,436
	$152,821	$352,487	$505,308

	Year Ended December 31, 2016
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$184,233	$184,233
AMPYRA/FAMPYRA	53,406	60,787	114,193
RISPERDAL CONSTA	64,914	22,316	87,230
Other	33,641	67,950	101,591
	$151,961	$335,286	$487,247

During the years ended December 31, 2018, 2017 and 2016, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
VIVITROL	$302,609	$269,321	$208,982
ARISTADA	147,725	93,513	47,164
Total product sales, net	$450,334	$362,834	$256,146

Research and Development Revenue and License Revenue

The research and development revenue and license revenue recorded during the years ended December 31, 2018 and 2017 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for BIIB098.

In November 2017, the Company granted Biogen, under a license and collaboration agreement, a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement. Upon entering into the agreement in November 2017, the Company received an up-front cash payment of $28.0 million. In June 2018, the Company received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098. The Company is also eligible to receive an additional payment of $150.0 million upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) new drug application (“NDA”) (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement. In addition, the Company will receive a mid-teens percentage royalty on worldwide net sales of BIIB098, subject to, under certain circumstances, minimum annual payments for the first five years following FDA

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approval of BIIB098. The Company will also receive royalties on net sales of products, other than BIIB098, covered by patents licensed to Biogen under the agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double-digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all such products and the minimum annual payments for BIIB098 are subject to reductions as set forth in the agreement. Biogen paid a portion of the BIIB098 development costs the Company incurred in 2017 and, since January 1, 2018, Biogen is responsible for all BIIB098 development costs the Company incurs, subject to annual budget limitations. The Company has retained the right to manufacture clinical supplies and commercial supplies of BIIB098 and all other products covered by patents licensed to Biogen under the agreement, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements.

The Company evaluated the agreement under Topic 606 and determined that it had four deliverables: (i) the grant of a distinct, right-to-use license of IP to Biogen; (ii) future development services; (iii) clinical supply; and (iv) participation on a joint steering committee with Biogen. The Company’s participation on the joint steering committee was considered to be perfunctory and thus not recognized as a performance obligation. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

The Company allocated the arrangement consideration to each performance obligation using the standalone selling prices based on its estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the standalone selling price of the license in order to allocate the consideration to the performance obligations. To estimate the standalone selling price of the license, the Company assessed the likelihood of the FDA’s approval of BIIB098 and estimated the expected future cash flows assuming FDA approval and maintenance of the IP protecting BIIB098. The Company then discounted these cash flows using a discount rate of 8.0%, which it believes captures a market participant’s view of the risk associated with the expected cash flows. The estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

As the license was delivered to Biogen in November 2017, under Topic 606, the Company allocated the $28.0 million upfront payment as follows: $27.0 million to the delivery of the license; $0.9 million to future development services; and $0.1 million to clinical supply. The Company allocated the $50.0 million payment received in 2018 following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098 as follows: $48.3 million to the delivery of the license; $1.5 million to future development services; and $0.2 million to clinical supply. The amounts allocated to the license were recognized upon receipt of the payments as delivery of the license occurred upon entry into the agreement in 2017. The amounts allocated to the development services and clinical supply will be recognized over the course of the development work and as clinical supply is delivered to Biogen, which is expected to continue through 2019.

The Company determined that the future milestones it is entitled to receive, including the $150.0 million payment upon approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098, and sales-based royalties, are variable consideration. The Company is using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty as to whether these milestones would be achieved at the time the license and collaboration agreement was entered into. Accordingly, the Company has not included these milestones in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The royalties are subject to the sales-based exception and will be recorded when the corresponding sale occurs.

The Company expects to earn an additional $60.4 million in research and development revenue under this agreement with Biogen through 2021.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
December 31, 2018	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$120,197	$57	$(62)	$(274)	$119,918
U.S. government and agency debt securities	80,055	115	(11)	(87)	80,072
International government agency debt securities	72,091	85	(8)	(117)	72,051
	272,343	257	(81)	(478)	272,041
Held-to-maturity securities:
Corporate debt securities	492	—	—	—	492
Total short-term investments	272,835	257	(81)	(478)	272,533
Long-term investments:
Available-for-sale securities:
Corporate debt securities	53,505	—	(185)	(93)	53,227
U.S. government and agency debt securities	18,474	—	(21)	(12)	18,441
International government agency debt securities	5,457	—	(4)	—	5,453
	77,436	—	(210)	(105)	77,121
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	136	—	—	1,803
	3,487	136	—	—	3,623
Total long-term investments	80,923	136	(210)	(105)	80,744
Total investments	$353,758	$393	$(291)	$(583)	$353,277

December 31, 2017
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$150,673	$1	$(130)	$(233)	$150,311
Corporate debt securities	56,552	3	(48)	(10)	56,497
International government agency debt securities	35,478	1	(54)	(25)	35,400
Total short-term investments	242,703	5	(232)	(268)	242,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	83,924	—	(300)	(34)	83,590
U.S. government and agency debt securities	48,948	—	(270)	(71)	48,607
International government agency debt securities	21,453	—	(118)	—	21,335
	154,325	—	(688)	(105)	153,532
Held-to-maturity securities:
Fixed term deposit account	1,667	222	—	—	1,889
Certificates of deposit	1,791	—	—	—	1,791
	3,458	222	—	—	3,680
Total long-term investments	157,783	222	(688)	(105)	157,212
Total investments	$400,486	$227	$(920)	$(373)	$399,420

Realized gains and losses on the sales and maturities of marketable securities, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Proceeds from the sales and maturities of marketable securities	$444,456	$464,494	$560,805
Realized gains	$4	$9	$206
Realized losses	$268	$3	$28

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s available‑for‑sale and held‑to‑maturity securities at December 31, 2018 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$184,841	$184,304	$2,312	$2,312
After 1 year through 5 years	164,938	164,858	1,667	1,803
Total	$349,779	$349,162	$3,979	$4,115

At December 31, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted of U.S. government and agency debt securities, corporate debt securities and international government agency debt securities. The unrealized losses are a result of market conditions related to increasing interest rates. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Synchronicity Pharma, Inc. (“Synchronicity”) formerly Reset Therapeutics, Inc. (“Reset”), a related party. The Company made an upfront, non-refundable payment of $10.0 million in partial consideration of the grant to the Company of the rights and licenses included in such agreement, which was included in R&D expense in the three months ended March 31, 2016, and simultaneously made a $15.0 million investment in exchange for shares of Synchronicity’s Series B Preferred Stock. The Company was accounting for its investment in Synchronicity under the equity method based on its percentage of ownership, its seat on the board of directors and its belief that it could exert significant influence over the operating and financial policies of Synchronicity.

In September 2017, the Company recorded an other-than-temporary impairment charge of $10.5 million within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss, which represented the Company’s remaining investment in Synchronicity, as the Company believed that Synchronicity was unable to generate future earnings that justify the carrying amount of the investment. In November 2017, the collaboration and license option agreement with Synchronicity was terminated. During the year ended December 31, 2017, the Company recorded a reduction in its investment in Synchronicity of $2.8 million, which represented the Company’s proportional share of Synchronicity’s net loss for the period.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of December 31, 2018, the Company’s total contribution in Fountain was equal to €5.2 million, and its commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the year ended December 31, 2018 the Company recorded an increase in its investment in Fountain of $0.5 million and during the years ended December 31, 2017 and 2016, the Company recorded a reduction in its investment in Fountain of $0.1 million and $0.4 million, respectively, which represented the Company’s proportional share of Fountain’s net gains (losses) for the period, respectively. The Company’s $5.5 million and $3.7 million net investment in Fountain at December 31, 2018 and 2017, respectively, was included within “Other assets” in the accompanying consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$54,590	$54,590	$—	$—
U.S. government and agency debt securities	98,513	60,107	38,406	—
Corporate debt securities	173,637	—	173,145	492
International government agency debt securities	77,504	—	77,504	—
Contingent consideration	65,200	—	—	65,200
Common stock warrants	1,205	—	—	1,205
Total	$470,649	$114,697	$289,055	$66,897

	December 31,
	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,889	$1,889	$—	$—
U.S. government and agency debt securities	198,918	124,958	73,960	—
Corporate debt securities	140,087	—	140,087	—
International government agency debt securities	56,735	—	56,735	—
Contingent consideration	84,800	—	—	84,800
Common stock warrants	1,395	—	—	1,395
Total	$483,824	$126,847	$270,782	$86,195

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities from Level 1 to Level 2 or from Level 2 to Level 1 during the year ended December 31, 2018. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at December 31, 2018:

(In thousands)	Fair Value
Balance, January 1, 2018	$86,195
Purchase of corporate debt security	492
Change in the fair value of contingent consideration	(19,600)
Decrease in the fair value of warrants	(190)
Balance, December 31, 2018	$66,897

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

On December 20, 2018, the Company entered into a Second Amendment to the Purchase and Sale Agreement (“Purchase and Sale Agreement Amendment”) dated March 7, 2015 with Recro and Recro Gainesville LLC and a Second Amendment to the Asset Transfer and License Agreement dated April 10, 2015 with Recro Gainesville LLC (the “License Agreement Amendment” and, together with the Purchase and Sale Agreement Amendment, the “Amendments”).

Under the terms of the Amendments, the milestone payment of $45.0 million previously due to the Company upon approval of an NDA for IV/IM and parenteral forms of Meloxicam or any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro was provided a right of use, through license or transfer (the “Meloxicam Product(s)”) was amended and replaced with (i) a $5.0 million payment due within 30 days of signing of the Amendments; (ii) a $5.0 million payment due by April 23, 2019; (iii) a $5.0 million payment due within 180 days following approval of an NDA for injectable Meloxicam; and (iv) an additional $45.0 million following approval of an NDA for Meloxicam Product(s), payable in seven equal annual payments of approximately $6.4 million beginning on the first anniversary of such approval.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, the Company determined the value of the contingent consideration receivable using the following valuation approaches:

•

Based upon the terms of the Amendments, the fair value of the regulatory milestone was estimated based on the likelihood of achieving this regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company received the first $5.0 million milestone payment in January 2019 and expects to receive the second $5.0 million in April 2019. Additionally, the Company expects the regulatory milestone event to occur in the first quarter of 2019 and to receive milestone payments on the subsequent seven anniversary years thereafter. A discount rate of 15.8% was utilized in this analysis;

•

The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales of such Meloxicam Product assuming approval and IP protection. The Company then discounted these expected payments using a discount rate of 16.0%, which it believes captures a market participant’s view of the risk associated with the expected payments; and

•

The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The fair value of the sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which was 15.8%.

At December 31, 2018 and 2017, the Company determined that the value of the contingent consideration was $65.2 million and $84.8 million, respectively. The Company recorded a decrease of $19.6 million and increases of $21.6 million and $7.9 million during the years ended December 31, 2018, 2017 and 2016, respectively, within “Change in the fair value of contingent consideration” in the accompanying consolidated statements of operations and comprehensive loss.

In addition to the signing of the Amendments, as described above, on December 20, 2018, the Company and Recro entered into a First Amendment to the Warrant to Purchase Stock (the “Warrant Amendment”), pursuant to which the exercise price of the warrant to purchase 350,000 shares of Recro’s common stock, was decreased to a per share exercise price of $8.26 from $19.46, subject to adjustment as set forth therein. The Company used a Black-Scholes model with the following assumptions to determine the fair value of these warrants at December 31, 2018:

Closing stock price at December 31, 2018	$7.10
Warrant strike price	$8.26
Expected term (years)	3.27
Risk-free rate	2.46%
Volatility	75.0%

The decrease of $0.2 million, the increase of less than $0.1 million and the decrease of $0.4 million in the fair value of the warrants during the years ended December 31, 2018, 2017 and 2016, respectively, was recorded within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

In March 2018, the Company amended and refinanced its existing term loan, referred to as Term Loan B-1 (as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a 0% LIBOR floor and increase covenant flexibility (the “Refinancing”).

The estimated fair value of the 2023 Term Loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $274.7 million and $285.7 million at December 31, 2018 and 2017, respectively. Please refer to Note 10, Long-Term Debt within these “Notes to Consolidated Financial Statements” in this Annual Report.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Raw materials	$31,824	$29,883
Work in process	38,019	38,964
Finished goods(1)	20,353	24,428
Total inventory	$90,196	$93,275

(1)	At December 31, 2018 and 2017, the Company had $11.0 million and $8.7 million, respectively, of finished goods inventory located at its third‑party warehouse and shipping service provider.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Land	$6,486	$6,293
Building and improvements	157,053	155,198
Furniture, fixtures and equipment	314,831	289,455
Leasehold improvements	20,105	19,578
Construction in progress	88,983	54,270
Subtotal	587,458	524,794
Less: accumulated depreciation	(277,471)	(240,058)
Total property, plant and equipment, net	$309,987	$284,736

Depreciation expense was $38.5 million, $36.5 million and $33.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Also, during the years ended December 31, 2018, 2017 and 2016, the Company wrote off furniture, fixtures and equipment that had a carrying value of $0.5 million, $0.1 million and $0.9 million, respectively, at the time of disposition.

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

In 2016, the Company began an expansion of its Wilmington, Ohio manufacturing facility to meet forecasted manufacturing demand for VIVITROL. The original expansion project included constructing a separate facility adjacent to the existing Wilmington, Ohio facility. In December 2018, the Company determined that it could expand its existing facility rather than build a separate facility and wrote-off to SG&A expense $5.7 million of design and other miscellaneous costs that had been capitalized but it was determined had no future value.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		December 31, 2018			December 31, 2017
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(319,311)	$146,279	$465,590	$(269,392)	$196,198
NanoCrystal technology	13	74,600	(38,942)	35,658	74,600	(31,283)	43,317
OCR technologies	12	42,560	(33,496)	9,064	42,560	(25,907)	16,653
Total		$582,750	$(391,749)	$191,001	$582,750	$(326,582)	$256,168

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s finite‑lived intangible assets consist of collaborative agreements and the NanoCrystal and OCR technologies acquired as part of the EDT acquisition. The Company recorded $65.2 million, $62.1 million and $61.0 million of amortization expense related to its finite‑lived intangible assets during the years ended December 31, 2018, 2017 and 2016, respectively. Based on the Company’s most recent analysis, amortization of intangible assets included within its consolidated balance sheets at December 31, 2018 is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

The Company performed its annual goodwill impairment test as of October 31, 2018. The Company elected to perform a quantitative impairment test and determined that the fair value of the reporting unit exceeded its carrying value.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Accounts payable	$39,767	$55,526
Accrued compensation	67,613	54,568
Accrued sales discounts, allowances and reserves	152,911	111,137
Accrued other	73,471	64,935
Total accounts payable and accrued expenses	$333,762	$286,166

10. LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,	December 31,
(In thousands)	2018	2017
2023 Term Loans, due March 26, 2023	$279,308	$281,436
Less: current portion	(2,843)	(3,000)
Long-term debt	$276,465	$278,436

2023 Term Loans

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

The Refinancing resulted in a $2.3 million charge in the three months ended March 31, 2018, which was included in “Interest expense” in the accompanying consolidated statement of operations and comprehensive loss.

Scheduled maturities with respect to the 2023 Term Loans are as follows (in thousands):

Year Ending December 31:
2019	$2,843
2020	2,843
2021	2,843
2022	2,843
2023	270,746
Total	$282,118

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning on January 1, 2014, the Company became subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2023 Term Loans, were met.

The 2023 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. The 2023 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2023 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at December 31, 2018.

At December 31, 2018, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $0.8 million and $2.0 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the 2023 Term Loans using the effective interest method. During the years ended December 31, 2018, 2017 and 2016, the Company had amortization expense of $0.7 million, $0.8 million and $0.9 million, respectively, related to deferred financing costs and original issue discount.

11. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the years ended December 31, 2018, 2017 and 2016, as the Company was in a net loss position, the diluted loss per share did not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock options	11,331	9,540	10,166
Restricted stock units	2,592	2,119	1,320
Total	13,923	11,659	11,486

12. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 16, 2011, the board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company’s ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At December 31, 2018, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended December 31, 2018 and 2017, the Company did not acquire any ordinary shares under the repurchase program.

13. SHARE‑BASED COMPENSATION

Share‑based Compensation Expense

The following table presents share‑based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost of goods manufactured and sold	$9,174	$7,596	$8,633
Research and development	32,943	22,635	24,023
Selling, general and administrative	63,240	53,686	61,740
Total share-based compensation expense	$105,357	$83,917	$94,396

During the years ended December 31, 2018, 2017 and 2016, $2.7 million, $0.4 million and $1.1 million, respectively, of share‑based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share‑Based Compensation Plans

The Company has one share-based compensation plan pursuant to which awards are currently being made: the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The Company has one share-based compensation plan pursuant to which awards are eligible to be made, but from which no awards have been made to date: the 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company has one share‑based compensation plan pursuant to which outstanding awards have been made, but from which no further awards can or will be made: the 2008 Stock Option and Incentive Plan. The 2018 Plan and the 2011 Plan provide for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock units, cash-based awards and performance shares to employees, officers and directors of, and consultants to, the Company in such amounts and with such terms and conditions as may be determined by the compensation committee of the Company's board of directors, subject to provisions of the 2018 Plan and the 2011 Plan.

At December 31, 2018, there were 11.1 million ordinary shares authorized for issuance under the Company’s stock plans. The 2018 Plan and the 2011 Plan provide that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to‑1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2018	14,773,412	$36.64
Granted	2,269,830	$61.45
Exercised	(1,087,815)	$19.19
Forfeited	(924,343)	$51.88
Expired	(178,627)	$59.83
Outstanding, December 31, 2018	14,852,457	$40.48
Exercisable, December 31, 2018	10,506,897	$34.26

The weighted average grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $30.47, $25.81 and $17.11, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $35.5 million, $40.4 million and $35.0 million, respectively.

At December 31, 2018, there were 4.2 million stock options expected to vest with a weighted average exercise price of $55.46 per share, a weighted average contractual remaining life of 8.3 years with no aggregate intrinsic value. At December 31, 2018, the aggregate intrinsic value of stock options exercisable was $64.8 million with a weighted average remaining contractual term of 4.5 years. The number of stock options expected to vest was determined by applying the pre‑vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

At December 31, 2018, there was $51.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years. Cash received from option exercises under the Company’s award plans during the years ended December 31, 2018, 2017 and 2016 was $20.9 million, $23.5 million and $20.3 million, respectively.

Time‑Vested Restricted Stock Units

A summary of time‑vested RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2018	1,936,808	$46.72
Granted	1,367,710	$63.01
Vested	(723,473)	$47.72
Forfeited	(314,759)	$53.09
Unvested, December 31, 2018	2,266,286	$55.32

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant date fair value of time‑vested RSUs granted during the years ended December 31, 2018, 2017 and 2016 were $63.01, $54.85 and $32.27, respectively. The total fair value of time‑vested RSUs that vested during the years ended December 31, 2018, 2017 and 2016, was $34.5 million, $31.5 million and $26.0 million, respectively.

At December 31, 2018, there was $57.5 million of total unrecognized compensation cost related to unvested time‑vested RSUs, which will be recognized over a weighted average remaining contractual term of 2.0 years.

Performance-Based Restricted Stock Units

In February 2017, the compensation committee of the Company’s board of directors approved awards of RSUs to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of the following performance criteria: (i) FDA approval of the NDA for ALKS 5461, (ii) the achievement of the pre-specified primary efficacy endpoints in each of two phase 3 studies of ALKS 3831, and (iii) revenues equal to or greater than a pre-specified amount for the year ending December 31, 2019. These performance criteria are being assessed over a performance period of three years from the date of the grant.

In December 2018, the Company achieved the pre-specified primary efficacy endpoints on its second of the two phase 3 studies of ALKS 3831, resulting in the vesting of a portion of the granted performance-based RSUs and the recognition of $17.1 million in share-based compensation expense related to these awards. The Company recognized $2.1 million, $6.7 million and $8.3 million of this expense in cost of goods manufactured and sold; R&D expense; and SG&A expense, respectively.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2018	1,108,653	$54.72
Granted	6,065	$55.89
Forfeited	(176,637)	$54.64
Vested	(311,913)	$54.74
Unvested, December 31, 2018	626,168	$54.75

The grant date fair value of the performance-based RSUs was equal to the market value of the Company’s stock on the date of grant. At December 31, 2018, the Company does not consider it probable that the performance criteria will be met on the remaining two performance obligations and has not recognized any additional share-based compensation expense related to these performance-based RSUs. At December 31, 2018, there was $34.3 million of unrecognized compensation cost related to the remaining unvested portion of the performance-based RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met. The unvested awards will expire if the performance conditions have not been met on or before the three-year anniversary of the grant date.

14. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of this Annual Report for information with respect to intellectual property protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2018, 2017 and 2016 is summarized in Note 3, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company exclusively manufactures RISPERDAL CONSTA for commercial sale. Under its manufacturing and supply agreement with Janssen, the Company records manufacturing revenues when product fully manufactured and approved for shipment, based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the applicable calendar year. This percentage is determined based on Janssen’s unit demand for such calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. Either party may terminate the manufacturing and supply agreement upon a material breach by the other party, which is not resolved within 60 days after receipt of a written notice specifying the material breach or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to the Company. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to the Company on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

Acorda

Under an amended and restated license agreement, the Company granted Acorda an exclusive worldwide license to use and sell and, solely in accordance with its supply agreement, to make or have made AMPYRA/FAMPYRA. The Company receives certain commercial and development milestone payments, license revenues and a royalty of approximately 10% based on net sales of AMPYRA (including the authorized generic version of AMPYRA)/FAMPYRA by Acorda and its sub‑licensee, Biogen. This royalty payment may be reduced in any country based on lack of patent coverage, competing products achieving certain minimum sales thresholds and whether Alkermes manufactures the product.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Acorda has the right to terminate the amended and restated license agreement upon 90 days’ written notice. The Company has the right to terminate the amended and restated license agreement for countries in which Acorda fails to launch a product within a specified time after obtaining the necessary regulatory approval or fails to file regulatory approvals within a commercially reasonable time after completion of and receipt of positive data from all pre-clinical and clinical studies required for filing a marketing authorization application. Either party has the right to terminate the amended and restated license agreement by written notice following a material breach of the other party, which is not cured within a certain time period, or upon the other party’s entry into bankruptcy or dissolution proceedings. If the Company terminates Acorda's license in any country, the Company is entitled to a license from Acorda of its patent rights and know-how relating to the product as well as the related data, information and regulatory files, and to market the product in the applicable country, subject to an initial payment equal to Acorda's cost of developing such data, information and regulatory files and to ongoing royalty payments to Acorda. Subject to the termination of the amended and restated license agreement, licenses granted under the license agreement terminate on a country-by-country basis upon the expiration of the last to expire of our patents or the existence of a threshold level of competition in the marketplace.

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

The Company is entitled to receive the following milestone payments under its amended and restated license agreement with Acorda for each of the third and fourth new indications of the product developed thereunder:

•	initiation of a phase 3 clinical trial: $1.0 million;
•	acceptance of a New Drug Application (“NDA”) by the FDA: $1.0 million;
•	approval of the NDA by the FDA: $1.5 million; and
•	the first commercial sale: $1.5 million.

Biogen

Under a license and collaboration agreement, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize BIIB098 and other products covered by patents licensed to Biogen under the agreement.

Upon entering into this agreement in November 2017, the Company received an up-front cash payment of $28.0 million. The Company also received a $50.0 million option payment upon Biogen’s decision to continue the collaboration after having reviewed certain data from our long-term safety clinical trial and part A of the head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 to TECFIDERA in 2018. The Company is also eligible to receive a $150.0 million payment upon an approval by the FDA on or before December 31, 2021 of a 505(b)(2) NDA (or, in certain circumstances, a 505(b)(1) NDA) for BIIB098. The Company is also eligible to receive additional payments upon achievement of milestones with respect to the first two products, other than BIIB098, covered by patents licensed to Biogen under the agreement.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

If BIIB098 discontinuations due to gastrointestinal adverse events in BIIB098’s long-term safety clinical trial exceed a certain pre-defined threshold, or, if in part B of the head-to-head phase 3 gastrointestinal tolerability clinical trial, BIIB098 demonstrates a greater rate of discontinuations as compared to TECFIDERA and TECFIDERA demonstrates statistical superiority to BIIB098 on the primary endpoint, then “GI Inferiority” shall be deemed to exist, and (i) Biogen shall have the right to recapture from the Company its $50.0 million option payment through certain temporary reductions in royalty rates, (ii) the minimum annual payments Biogen owes to the Company shall terminate, and (iii) there shall be no reversion of BIIB098 to the Company in the event that Biogen terminates the agreement and does not commercialize BIIB098.

Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety. Either party has the right to terminate the agreement following any governmental prohibition of the transactions effected by the agreement, or in connection with an insolvency event involving the other party. Upon termination of the agreement by either party, if, prior to such termination (i) GI Inferiority was not deemed to exist or (ii) GI Inferiority was deemed to exist but Biogen commercialized BIIB098, then, at the Company’s request, the BIIB098 program will revert to the Company.

15. INCOME TAXES

The Company’s provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current income tax provision:
U.S. federal	$(53)	$6,964	$3,163
U.S. state	1,774	350	480
Rest of world	—	123	103
Deferred income tax provision (benefit):
U.S. federal	10,624	8,188	(9,278)
U.S. state	62	(933)	(269)
Ireland	(63)	(21)	(142)
Total tax provision (benefit)	$12,344	$14,671	$(5,943)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax provision in 2018 and 2017 and the income tax benefit in 2016 was primarily due to U.S. federal and state taxes. The favorable change in income taxes in 2018, as compared to 2017, was due to the one-off nature of a $21.5 million tax expense in 2017 from the enactment of the Tax Cuts and Jobs Act (The “Act” or “Tax Reform”), partially offset by increased taxes on income earned in the U.S. The unfavorable change in income taxes in 2017, as compared to 2016, was primarily due to the enactment of Tax Reform and an increase in income earned in the U.S., partially offset by the recognition of excess tax benefits related to share-based compensation. A $4.2 million benefit was recorded to additional paid-in capital in the year ended December 31, 2016 with a corresponding reduction to current taxes payable. This was primarily due to the utilization of current year tax benefits and NOL carryforwards derived from the exercise of employee stock options and vesting of restricted stock units.

No provision for income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations or may be repatriated to Ireland without incurring any tax liability. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $327.1 million at December 31, 2018. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $8.3 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

The distribution of the Company’s loss before the provision (benefit) for income taxes by geographical area consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Ireland	$(180,195)	$(172,363)	$(212,198)
U.S.	53,287	2,414	(18,935)
Rest of world	(59)	26,675	16,746
Loss before provision (benefit) for income taxes	$(126,967)	$(143,274)	$(214,387)

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Irish NOL carryforwards	$198,633	$177,435
Tax credits	52,395	71,366
Share-based compensation	44,873	40,048
Other	24,561	13,239
Less: valuation allowance	(219,093)	(172,797)
Total deferred tax assets	101,369	129,291
Deferred tax liabilities:
Intangible assets	—	(18,184)
Property, plant and equipment	(14,533)	(12,040)
Other	(1,274)	(818)
Total deferred tax liabilities	(15,807)	(31,042)
Net deferred tax assets	$85,562	$98,249

As of December 31, 2017, a deferred tax asset of $13.3 million was recorded as a provisional amount in respect of performance-based compensation provided to covered employees prior to November 2, 2017. The Company has since completed its review of the Act and has determined that the performance-based compensation was provided pursuant to binding arrangements and should be deductible. The Company concluded that it had met the requirements for recognition of the tax benefit, and no longer considers this item a provisional amount in the financial statements under Staff Accounting Bulletin 118 (“SAB 118”).

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in the valuation allowance associated with deferred taxes consisted of the following:

(In thousands)	Balance at Beginning of Period	Additions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2016	$(106,746)	$(35,113)	$(141,859)
Deferred tax asset valuation allowance for the year ended December 31, 2017	$(141,859)	$(30,938)	$(172,797)
Deferred tax asset valuation allowance for the year ended December 31, 2018	$(172,797)	$(46,296)	$(219,093)

(1)	The additions in each of the periods presented relate primarily to Irish NOL’s.

At December 31, 2018, the Company maintained a valuation allowance of $11.7 million against certain U.S. state deferred tax assets and $207.4 million against certain Irish deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the remaining valuation allowances could be released in part or in whole. If the Company incurs losses in the U.S. in the future, or experiences significant excess tax benefits arising from the future exercise of stock options and/or the vesting of RSUs, the evaluation of the recoverability of the U.S. deferred tax assets could change and a valuation allowance against the U.S. deferred tax assets may be required in part or in whole.

As of December 31, 2018, the Company had $1.4 billion of Irish NOL carryforwards, $2.5 million of state NOL carryforwards, $44.8 million of federal R&D credits, $2.0 million of alternative minimum tax (“AMT”) credits and $14.8 million of state tax credits which will either expire on various dates through 2038 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax and, in the case of the AMT credits, may be refundable. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

In addition to deferred tax assets and liabilities, the Company recorded deferred charges related to certain intercompany asset transfers. Deferred charges are included in the following accounts:

	December 31,	December 31,
(In thousands)	2018	2017
Prepaid expenses and other current assets	$—	$188
Other assets — long-term	—	686
Total deferred charges	$—	$874

The Company adopted ASU 2016-16 effective January 1, 2018 requiring an unfavorable cumulative-effect adjustment of $0.9 million recorded to accumulated deficit to write-off the unamortized deferred tax charge at December 31, 2017. In addition, the Company recorded a $17.8 million deferred tax asset to take account of certain basis differences on intangible assets, with a corresponding adjustment to valuation allowance.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2018	2017	2016
Statutory tax rate	12.5%	12.5%	12.5%

Income tax provision at statutory rate	$(15,871)	$(17,909)	$(26,798)

Change in valuation allowance	28,371	26,771	35,290
Federal tax law change(1)	—	21,453	—
Impairment on equity method investment	—	1,662	—
Foreign rate differential(2)	5,405	(682)	2,723
Share-based compensation	1,163	(1,205)	2,072
U.S. state income taxes, net of U.S. federal benefit	1,732	(558)	(2)
Intercompany amounts(3)	(751)	(5,041)	(5,209)
Irish rate differential(4)	(2,350)	(2,675)	(5,231)
R&D credit	(7,698)	(9,326)	(10,572)
Other permanent items(5)	2,343	2,181	1,784
Income tax provision (benefit)	$12,344	$14,671	$(5,943)

Effective tax rate	(9.7)%	(10.2)%	2.8%

(1)	Represents a $21.5 million deferred tax expense recorded as a discrete item during the three months ended December 31, 2017, as a result of the reduction in the U.S. federal tax rate from 35% to 21%.
(2)	Represents income or losses of non-Irish subsidiaries, including U.S. subsidiaries, subject to tax at a rate other than the Irish statutory rate.
(3)	Intercompany amounts include cross-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company's consolidated loss before taxes.
(4)	Represents income or losses of Irish companies subject to tax at a rate other than the Irish statutory rate.
(5)

Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses, non-deductible lobbying expenses and non-deductible compensation of senior officers of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2015	$3,778
Reductions based on tax positions related to prior periods	(7)
Additions based on tax positions related to the current period	917
Balance, December 31, 2016	$4,688
Reductions based on tax positions related to prior periods	(47)
Additions based on tax positions related to the current period	877
Balance, December 31, 2017	$5,518
Additions based on tax positions related to prior periods	4
Additions based on tax positions related to the current period	559
Balance, December 31, 2018	$6,081

The unrecognized tax benefits at December 31, 2018, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2018, 2017 and 2016, the Company's accrued interest and penalties related to uncertain tax positions were not material.

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2015 through 2018 fiscal years remain subject to examination by the respective tax authorities. In Ireland, the years 2014 to 2018 remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 1999 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The years ended December 31, 2015 and 2014 for Alkermes U.S. Holdings, Inc. are currently under examination by the State of Illinois.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases that expire through the year 2029. Certain of the leases contain provisions for extensions of up to ten years. These lease commitments are primarily related to the Company’s corporate headquarters in Ireland and its corporate office and R&D facility in Massachusetts. As of December 31, 2018, the total future annual minimum lease payments under the Company’s non‑cancelable operating leases are as follows:

Payment
(In thousands)	Amount
Years Ending December 31,
2019	$9,394
2020	10,717
2021	4,706
2022	2,455
2023	2,389
Thereafter	23,940
$53,601

Rent expense related to operating leases charged to operations was $10.8 million, $9.4 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition to its lease commitments, the Company had open purchase orders totaling $530.3 million at December 31, 2018.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2018, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

For information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In March 2017, after a bench trial, the U.S. District Court for the District of Delaware (the “Delaware Court”) issued an opinion (the “Delaware Court Decision”), which, among other things, invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. The Delaware Court also upheld the validity of the U.S. Patent No. 5,540,938, which pertains to the formulation of AMPYRA, but that patent expired on July 30, 2018. In May 2017, Acorda filed an appeal with the Federal Circuit of the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. On July 27, 2018, Acorda and the Company entered into a settlement agreement with Mylan, pursuant to which, among other things, Mylan was permitted to market an authorized generic version of AMPYRA in the U.S. in the event of an affirmance by the Federal Circuit of the Delaware Court Decision. On September 10, 2018, the Federal Circuit affirmed the Delaware Court Decision, which invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. On October 24, 2018, Acorda filed a petition for rehearing and rehearing en banc of the Federal Circuit’s decision. On January 4, 2019, the Federal Circuit denied Acorda’s petition. Acorda has until April 4, 2019 to file a petition for writ of certiorari to the Supreme Court of the United States.

For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

VIVITROL IPR Proceeding

On April 20, 2018, Amneal Pharmaceuticals LLC filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking an inter partes review (“IPR”) of U.S. Patent Number 7,919,499 (the “’499 Patent”), which is an Orange Book-listed patent for VIVITROL, challenging the validity of the ’499 Patent. On November 7, 2018, the PTAB issued an order instituting an IPR of claims 1-13 of the ’499 Patent. On February 7, 2019, the Company filed its patent owner’s response. Amneal’s reply is due on May 7, 2019. A decision on the matter is expected by November 7, 2019. The Company will vigorously defend the ’499 Patent in the IPR proceedings. For information about risks relating to the ’499 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co Ltd, Pharmathen SA, Teva Pharmaceutical Industries Ltd and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in respect of EP 2 269 577 B (the “EP ’577” Patent), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter on January 23, 2019, the Opposition Division (the “OD”) of the EPO verbally advised the parties of its interlocutory decision to revoke the EP ‘577 Patent. The Company expects a written decision to be issued within a few months of the hearing date, following which the Company will have two months to appeal the decision to the EPO’s Technical Boards of Appeal. The Company will vigorously defend the EP ’577 Patent in the opposition proceedings. For information about risks relating to the EP ’577 Patent opposition proceedings see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

Government Matters

On June 22, 2017 and January 17, 2019, the Company received a subpoena and a civil investigative demand, respectively, each from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

On November 22, 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers (collectively, the “Defendants”) in the United States District Court for the Southern District of New York captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178. This complaint has been amended twice since its initial filing. The second amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 through November 14, 2017 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit seeks, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. On June 29, 2018, Defendants filed a motion to dismiss the second amended complaint. Oral arguments on this motion were heard on October 23, 2018. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

On December 27, 2018, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers in the United States District Court for the Eastern District of New York captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410. On January 31, 2019, a purported stockholder of the Company filed a similar putative class action against the Company and the same officers in the United States District Court for the Eastern District of New York captioned McDermott v. Alkermes plc, et al., No. 1:19-cv-00624. The complaints were filed on behalf of putative classes of purchasers of Alkermes securities during the period of February 17, 2017 through November 1, 2018 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuits seek, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. For information about risks relating to these actions, see “Part I, Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”