Form 10-Q
period 2019-06-30
Alkermes plc.
filed 2019-07-25
CIK 1520262

For support.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35299

ALKERMES PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-1007018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connaught House

1 Burlington Road

Dublin 4, Ireland D04 C5Y6

(Address of principal executive offices)

+ 353-1-772-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.01 par value	ALKS	Nasdaq Global Select Market

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 22, 2019 was 157,130,612 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of new legislation, rules, regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
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

This Form 10-Q includes data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Form 10-Q also includes data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source, and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report and in subsequent reports filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.

Note Regarding Company and Product References

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” the “Company,” “us,” “we” and “our”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of commercial drug products and a clinical pipeline of product candidates focused on central nervous system (“CNS”) disorders such as schizophrenia, depression, addiction and multiple sclerosis (“MS”), and oncology. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our product candidates, and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references in this Form 10-Q to “licensees” are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, NanoCrystal®, VIVITROL® and VUMERITYTM.

The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); TECFIDERA®—Biogen MA Inc. (together with its affiliates, “Biogen”); and ZYPREXA®—Eli Lilly & Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,954	$266,762
Investments—short-term	374,340	272,533
Receivables, net	261,226	292,223
Contract assets	12,690	8,230
Inventory	94,780	90,196
Prepaid expenses and other current assets	55,607	53,308
Total current assets	994,597	983,252
PROPERTY, PLANT AND EQUIPMENT, NET	326,230	309,987
INTANGIBLE ASSETS, NET	170,986	191,001
INVESTMENTS—LONG-TERM	23,299	80,744
GOODWILL	92,873	92,873
CONTINGENT CONSIDERATION	26,100	65,200
RIGHT-OF-USE ASSETS	15,911	—
DEFERRED TAX ASSETS	86,894	85,807
OTHER ASSETS	14,861	16,143
TOTAL ASSETS	$1,751,751	$1,825,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$320,490	$333,762
Contract liabilities—short-term	2,103	3,169
Operating lease liabilities—short-term	8,710	—
Long-term debt—short-term	2,843	2,843
Total current liabilities	334,146	339,774
LONG-TERM DEBT	275,381	276,465
OTHER LONG-TERM LIABILITIES	30,571	27,958
OPERATING LEASE LIABILITIES—LONG-TERM	8,864	—
CONTRACT LIABILITIES—LONG-TERM	11,621	9,525
Total liabilities	660,583	653,722
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 159,796,116 and 158,180,833 shares issued; 157,096,873 and 155,757,344 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,595	1,579
Treasury shares, at cost (2,699,243 and 2,423,489 shares at June 30, 2019 and December 31, 2018, respectively)	(118,143)	(108,969)
Additional paid-in capital	2,533,086	2,467,323
Accumulated other comprehensive loss	(1,614)	(3,280)
Accumulated deficit	(1,323,756)	(1,185,368)
Total shareholders’ equity	1,091,168	1,171,285
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,751,751	$1,825,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$127,897	$128,241	$236,812	$242,842
Product sales, net	136,635	109,807	236,116	201,649
Research and development revenue	14,340	18,344	29,046	37,051
License revenue	1,000	48,250	1,000	48,250
Total revenues	279,872	304,642	502,974	529,792
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	46,223	43,417	91,584	87,893
Research and development	104,435	106,823	207,005	215,169
Selling, general and administrative	155,075	138,257	296,295	256,404
Amortization of acquired intangible assets	10,062	16,247	20,014	32,316
Total expenses	315,795	304,744	614,898	591,782
OPERATING LOSS	(35,923)	(102)	(111,924)	(61,990)
OTHER EXPENSE, NET:
Interest income	3,706	1,900	7,276	3,386
Interest expense	(3,520)	(3,126)	(7,020)	(8,614)
Change in the fair value of contingent consideration	(6,500)	(19,600)	(29,100)	(21,500)
Other income (expense), net	1,851	(3,517)	130	(2,725)
Total other expense, net	(4,463)	(24,343)	(28,714)	(29,453)
LOSS BEFORE INCOME TAXES	(40,386)	(24,445)	(140,638)	(91,443)
INCOME TAX PROVISION (BENEFIT)	1,604	8,204	(2,250)	3,711
NET LOSS	$(41,990)	$(32,649)	$(138,388)	$(95,154)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.27)	$(0.21)	$(0.88)	$(0.61)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	156,991	155,176	156,665	154,802
COMPREHENSIVE LOSS:
Net loss	$(41,990)	$(32,649)	$(138,388)	$(95,154)
Holding gain (loss), net of a tax provision (benefit) of $265, $47, $494 and $(53), respectively	896	148	1,666	(188)
COMPREHENSIVE LOSS	$(41,094)	$(32,501)	$(136,722)	$(95,342)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138,388)	$(95,154)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	39,556	51,491
Share-based compensation expense	52,861	50,975
Deferred income taxes	(2,401)	3,368
Change in the fair value of contingent consideration	29,100	21,500
Loss on debt refinancing	—	2,298
Payment made for debt refinancing	—	(2,251)
Other non-cash charges	675	1,398
Changes in assets and liabilities:
Receivables	30,996	(21,640)
Contract assets	(4,460)	(5,471)
Inventory	(3,928)	(2,082)
Prepaid expenses and other assets	737	(1,615)
Right-of-use assets	4,229	—
Accounts payable and accrued expenses	(9,918)	(2,624)
Contract liabilities	1,030	1,343
Operating lease liabilities	(4,593)	—
Other long-term liabilities	3,539	3,752
Cash flows (used in) provided by operating activities	(965)	5,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(39,542)	(35,420)
Proceeds from the sale of equipment	291	423
Proceeds from contingent consideration	10,000	—
Purchases of investments	(121,809)	(138,644)
Sales and maturities of investments	79,104	133,101
Cash flows used in investing activities	(71,956)	(40,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	12,608	17,000
Employee taxes paid related to net share settlement of equity awards	(9,074)	(15,742)
Principal payments of long-term debt	(1,421)	(710)
Payment made for debt refinancing	—	(743)
Cash flows provided by (used in) financing activities	2,113	(195)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,808)	(35,447)
CASH AND CASH EQUIVALENTS—Beginning of period	266,762	191,296
CASH AND CASH EQUIVALENTS—End of period	$195,954	$155,849
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,994	$7,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	656,352	7	10,547	—	—	—	—	10,554
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	740,689	7	93	—	—	(269,357)	(8,980)	(8,880)
Share-based compensation expense	—	—	24,810	—	—	—	—	24,810
Unrealized gain on marketable securities, net of tax provision of $229	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	(96,398)	—	—	(96,398)
BALANCE — March 31, 2019	159,577,874	$1,593	$2,502,773	$(2,510)	$(1,281,766)	(2,692,846)	$(117,949)	$1,102,141
Issuance of ordinary shares under employee stock plans	197,953	2	2,052	—	—	—	—	2,054
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	20,289	—	—	—	—	(6,397)	(194)	(194)
Share-based compensation expense	—	—	28,261	—	—	—	—	28,261
Unrealized loss on marketable securities, net of tax provision of $265	—	—	—	896	—	—	—	896
Net loss	—	—	—	—	(41,990)	—	—	(41,990)
BALANCE — June 30, 2019	159,796,116	$1,595	$2,533,086	$(1,614)	$(1,323,756)	(2,699,243)	$(118,143)	$1,091,168

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2017	156,057,632	$1,557	$2,338,755	$(3,792)	$(1,044,365)	(2,048,176)	$(89,347)	$1,202,808
Issuance of ordinary shares under employee stock plans	539,563	6	13,159	—	—	—	—	13,165
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	716,123	7	(7)	—	—	(261,159)	(15,724)	(15,724)
Share-based compensation expense	—	—	20,176	—	—	—	—	20,176
Unrealized loss on marketable securities, net of tax benefit of $(100)	—	—	—	(337)	—	—	—	(337)
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	(1,692)	—	—	(1,692)
Net loss	—	—	—	—	(62,505)	—	—	(62,505)
BALANCE — March 31, 2018	157,313,318	$1,570	$2,372,083	$(4,129)	$(1,108,562)	(2,309,335)	$(105,071)	$1,155,891
Issuance of ordinary shares under employee stock plans	297,889	2	3,833	—	—	—	—	3,835
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,250	1	(2)	—	—	(369)	(17)	(18)
Share-based compensation expense	—	—	30,947	—	—	—	—	30,947
Unrealized loss on marketable securities, net of tax provision of $47	—	—	—	149	—	—	—	149
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(32,649)	—	—	(32,649)
BALANCE — June 30, 2018	157,612,457	$1,573	$2,406,861	$(3,980)	$(1,141,211)	(2,309,704)	$(105,088)	$1,158,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. The Company has a diversified portfolio of commercial drug products and a clinical pipeline of product candidates focused on CNS disorders such as schizophrenia, depression, addiction and MS, and oncology. Headquartered in Dublin, Ireland, the Company has an R&D center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, which are contained in the Company’s Annual Report. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for any full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Annual Report. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s provision for income taxes or income tax benefit primarily relates to U.S. federal and state taxes. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At June 30, 2019, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

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

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2019 and 2018, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$67,289	$67,289	$—	$120,586	$120,586
RISPERDAL CONSTA	20,506	4,068	24,574	38,428	8,453	46,881
AMPYRA/FAMPYRA	6,474	3,317	9,791	12,153	9,823	21,976
Other	11,399	14,844	26,243	18,745	28,624	47,369
	$38,379	$89,518	$127,897	$69,326	$167,486	$236,812

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$63,250	$63,250	$—	$109,336	$109,336
RISPERDAL CONSTA	17,237	4,694	21,931	35,029	9,606	44,635
AMPYRA/FAMPYRA	11,543	8,135	19,678	25,106	22,831	47,937
Other	8,148	15,234	23,382	14,384	26,550	40,934
	$36,928	$91,313	$128,241	$74,519	$168,323	$242,842

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL and ARISTADA (together with ARISTADA INITIO) in the U.S., primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

During the three and six months ended June 30, 2019 and 2018, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
VIVITROL	$88,199	$76,203	$157,382	$138,885
ARISTADA	48,436	33,604	78,734	62,764
Total product sales, net	$136,635	$109,807	$236,116	$201,649

Research and Development Revenue

The Company recorded research and development (“R&D”) revenue of $13.6 million and $27.4 million during the three and six months ended June 30, 2019, respectively, and $17.8 million and $35.3 million during the three and six months ended June 30, 2018, respectively, related to its license and collaboration agreement with Biogen for diroximel fumarate (“BIIB098”). The Company expects to earn an additional $26.9 million in R&D revenue under this agreement with Biogen through 2021.

Contract Assets—Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time. The products included in the contract assets table below complete the manufacturing process in ten days to eight weeks. Contract assets are classified as current.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2019	$8,230
Additions	19,829
Transferred to receivables, net	(15,369)
Contract assets at June 30, 2019	$12,690

Contract Liabilities—Contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2019	$12,694
Additions	2,101
Amounts recognized into revenue	(1,071)
Contract liabilities at June 30, 2019	$13,724

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2019	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$172,509	$765	$—	$(64)	$173,210
U.S. government and agency debt securities	114,271	560	(1)	(5)	114,825
International government agency debt securities	85,970	357	—	(22)	86,305
Total short-term investments	372,750	1,682	(1)	(91)	374,340
Long-term investments:
Available-for-sale securities:
Corporate debt securities	13,545	—	(10)	(35)	13,500
U.S. government and agency debt securities	4,170	—	(3)	—	4,167
International government agency debt securities	2,019	—	—	—	2,019
	19,734	—	(13)	(35)	$19,686
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	126	—	—	1,793
	3,487	126	—	—	3,613
Total long-term investments	23,221	126	(13)	(35)	23,299
Total investments	$395,971	$1,808	$(14)	$(126)	$397,639

December 31, 2018
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$120,197	$57	$(62)	$(274)	$119,918
U.S. government and agency debt securities	80,055	115	(11)	(87)	80,072
International government agency debt securities	72,091	85	(8)	(117)	72,051
	272,343	257	(81)	(478)	272,041
Held-to-maturity securities:
Corporate debt securities	492	—	—	—	492
Total short-term investments	272,835	257	(81)	(478)	272,533
Long-term investments:
Available-for-sale securities:
Corporate debt securities	53,505	—	(185)	(93)	$53,227
U.S. government and agency debt securities	18,474	—	(21)	(12)	18,441
International government agency debt securities	5,457	—	(4)	—	5,453
	77,436	—	(210)	(105)	77,121
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	136	—	—	1,803
	3,487	136	—	—	3,623
Total long-term investments	80,923	136	(210)	(105)	80,744
Total investments	$353,758	$393	$(291)	$(583)	$353,277

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Proceeds from the sales and maturities of marketable securities	$79,104	$133,101
Realized gains	$—	$4
Realized losses	$5	$5

The Company’s available-for-sale and held-to-maturity securities at June 30, 2019 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$255,326	$255,736	$1,820	$1,820
After 1 year through 5 years	137,158	138,290	1,667	1,793
Total	$392,484	$394,026	$3,487	$3,613

At June 30, 2019, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of June 30, 2019, the Company’s total contribution in Fountain was equal to €5.5 million. The Company’s commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the three and six months ended June 30, 2019 and 2018, the Company recorded a decrease in its investment in Fountain of less than $0.1 million. The changes recorded represent the Company’s proportional share of Fountain’s net losses for these periods. The Company’s $5.9 million and $5.5 million net investment in Fountain at June 30, 2019 and December 31, 2018, respectively, was included within “Other assets” in the accompanying condensed consolidated balance sheets.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$51,593	$51,593	$—	$—
U.S. government and agency debt securities	118,992	70,233	48,759	—
Corporate debt securities	186,710	—	186,710	—
International government agency debt securities	88,324	—	88,324	—
Contingent consideration	26,100	—	—	26,100
Common stock warrants	1,906	—	—	1,906
Total	$473,625	$121,826	$323,793	$28,006

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$54,590	$54,590	$—	$—
U.S. government and agency debt securities	98,513	60,107	38,406	—
Corporate debt securities	173,637	—	173,145	492
International government agency debt securities	77,504	—	77,504	—
Contingent consideration	65,200	—	—	65,200
Common stock warrants	1,205	—	—	1,205
Total	$470,649	$114,697	$289,055	$66,897

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the six months ended June 30, 2019. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at June 30, 2019:

(In thousands)	Fair Value
Balance, January 1, 2019	$66,897
Change in the fair value of contingent consideration	(29,100)
Payment received for contingent consideration	(10,000)
Impairment of corporate debt security	(492)
Increase in the fair value of warrants	701
Balance, June 30, 2019	$28,006

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

The Company’s contingent consideration relates to the divestiture of its Gainesville, GA facility in March 2015 (the “Gainesville Transaction”). On December 20, 2018, the Company entered into a Second Amendment to the Purchase and Sale Agreement (“Purchase and Sale Agreement Amendment”) with Recro Pharma, Inc. (“Recro”), pursuant to which the Company received a $5.0 million payment in the first quarter of 2019 and another $5.0 million payment in the second quarter of 2019; the Company is eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro was provided a right of use, through license or transfer (the “Meloxicam Product(s)”); and is eligible to receive up to $130.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In accordance with the accounting standard for fair value measurements, the Company’s contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration at June 30, 2019 was determined as follows:

•

The Company received a $5.0 million payment in the first quarter of 2019 and another $5.0 million payment in the second quarter of 2019; the Company is entitled to receive $5.0 million upon regulatory approval of a New Drug Application (“NDA”) for the first Meloxicam Product; and $45.0 million in seven equal, annual installments beginning on the first anniversary of such approval. The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone will occur to the balance sheet date. The Company expects the regulatory milestone event to occur in the third quarter of 2020 and used a discount rate of 17.0%;

•

The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales given approval and IP protection. These expected payments were then discounted using a discount rate of 17.0%, which the Company believes captures a market participant’s view of the risk associated with the expected payments; and

•

The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt of 17.0%.

Significant judgment was employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

In March 2019, Recro received a second complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding its NDA for IV Meloxicam. As a result of Recro’s receipt of this second CRL, the Company delayed its anticipated date for the FDA’s approval of the IV Meloxicam NDA and reduced the probability of success and amount of forecasted sales due to this delay in our valuation model. At June 30, 2019 and December 31, 2018, the Company determined that the value of the contingent consideration was $26.1 million and $65.2 million, respectively. The Company recorded a decrease of $6.5 million and $29.1 million during the three and six months ended June 30, 2019, respectively, and $19.6 million and $21.5 million in the three and six months ended June 30, 2018, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Raw materials	$31,729	$31,824
Work in process	44,833	38,019
Finished goods(1)	18,218	20,353
Total inventory	$94,780	$90,196

(1)	At June 30, 2019 and December 31, 2018, the Company had $15.0 million and $11.0 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Land	$6,560	$6,486
Building and improvements	172,410	157,053
Furniture, fixtures and equipment	328,164	314,831
Leasehold improvements	20,105	20,105
Construction in progress	95,720	88,983
Subtotal	622,959	587,458
Less: accumulated depreciation	(296,729)	(277,471)
Total property, plant and equipment, net	$326,230	$309,987

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		June 30, 2019			December 31, 2018
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(333,834)	$131,756	$465,590	$(319,311)	$146,279
NanoCrystal technology	13	74,600	(42,826)	31,774	74,600	(38,942)	35,658
OCR technologies	12	42,560	(35,104)	7,456	42,560	(33,496)	9,064
Total		$582,750	$(411,764)	$170,986	$582,750	$(391,749)	$191,001

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at June 30, 2019 is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. LEASES

The Company adopted Topic 842 on January 1, 2019. Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements and made an accounting policy election to not recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to instead recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations over the lease term.

The Company elected to adopt this standard using the optional modified retrospective transition method with no restatement of its prior periods or cumulative adjustment to retained earnings. With the adoption of Topic 842, the Company’s condensed consolidated balance sheet now contains the following line items: Right-of-use assets, Operating lease liabilities—short-term and Operating lease liabilities—long-term.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At June 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 4.64% and 4.1 years, respectively.

As of June 30, 2019, right-of-use assets and liabilities arising from operating leases were $15.9 million and $17.6 million, respectively. During the three and six months ended June 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $2.3 million and $4.6 million, respectively and the Company recorded operating lease expense of $2.1 million and $4.2 million, respectively.

Future lease payments under non-cancelable leases as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(In thousands)	2019	2018
2019	$4,492	$9,394
2020	8,651	10,717
2021	2,519	4,706
2022	500	2,455
2023	509	2,389
Thereafter	3,107	23,940
Total lease payments	$19,778	$53,601
Less: imputed interest	(2,204)	—
Total operating lease liabilities	$17,574	$53,601

In March 2018, the Company entered into a lease agreement for approximately 220,000 square feet of office and laboratory space located in a building that is being built at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). The Company plans to occupy the premises in early 2020. The initial term of the lease shall commence on the earlier of: (i) the Delivery Date (defined as the later of (a) January 20, 2020, or (b) the date on which the landlord substantially completes its work in accordance with the terms of the lease), or (ii) the date the Company enters into possession of all or any substantial portion of 900 Winter Street for the conduct of its business (the “Commencement Date”). The initial lease term expires on the last day of the calendar month in which the fifteenth (15th) anniversary of the Commencement Date occurs, with an option to extend for an additional ten (10) years.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

As the Company (a) does not have the right to obtain or control the leased premises during the construction period; (b) does not have the right of payment for the partially constructed assets and, thus, could be potentially leased to another tenant; and (c) does not legally own or control the land on which the property improvements are being constructed, it was not included as a right-of-use asset at June 30, 2019. Additionally, the future lease payments, outlined above, included the 900 Winter Street payments as of December 31, 2018; these payments are not included in the table under Topic 842.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Accounts payable	$42,880	$39,767
Accrued compensation	54,011	67,613
Accrued sales discounts, allowances and reserves	147,608	152,911
Accrued other	75,991	73,471
Total accounts payable and accrued expenses	$320,490	$333,762

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
2023 Term Loans, due March 26, 2023	$278,224	$279,308
Less: current portion	(2,843)	(2,843)
Long-term debt	$275,381	$276,465

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

The estimated fair value of the 2023 Term Loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy, as described in Note 5, Fair Value Measurements, above) and which may not be representative of actual values that could have been, or will be, realized in the future, was $278.2 million and $274.7 million at June 30, 2019 and December 31, 2018, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Cost of goods manufactured and sold	$2,505	$2,454	$4,483	$3,872
Research and development	8,135	8,552	15,881	15,266
Selling, general and administrative	17,605	19,927	32,497	31,837
Total share-based compensation expense	$28,245	$30,933	$52,861	$50,975

At June 30, 2019 and December 31, 2018, $3.0 million and $2.7 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

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

In December 2018, the Company achieved the pre-specified primary efficacy endpoints on its second of the two phase 3 studies of ALKS 3831, resulting in the vesting of a portion of the performance-based RSUs and the recognition of $17.1 million in share-based compensation expense related to these awards. The Company recognized $2.1 million, $6.7 million and $8.3 million of this expense in cost of goods manufactured and sold; R&D expense; and SG&A expense, respectively.

At June 30, 2019, there was $32.4 million of unrecognized compensation cost related to the remaining unvested portion of the performance-based RSUs, which would be recognized in accordance with the terms of the award if and when the Company deems it probable that the performance criteria will be met. The unvested portion of the awards will expire if the performance conditions have not been met on or before the three-year anniversary of the grant date.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and six months ended June 30, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Stock options	14,548	11,572	14,217	10,465
Restricted stock units	3,254	2,832	2,609	2,819
Total	17,802	14,404	16,826	13,284

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

14. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2019, there were no potential material losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In March 2017, after a bench trial, the U.S. District Court for the District of Delaware (the “Delaware Court”) issued an opinion (the “Delaware Court Decision”), which, among other things, invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. The Delaware Court also upheld the validity of the U.S. Patent No. 5,540,938 which pertained to the formulation of AMPYRA, but that patent expired on July 30, 2018.  In May 2017, Acorda filed an appeal with the Federal Circuit of the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. On September 10, 2018, the Federal Circuit affirmed the Delaware Court Decision, which invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In October 2018, Acorda filed a petition for rehearing and rehearing en banc of the Federal Circuit’s decision, but in January 2019, the Federal Circuit denied Acorda’s petition. In April 2019, Acorda filed a petition for writ of certiorari to the Supreme Court of the United States. In June 2019, Roxane, Mylan and Teva filed a brief in opposition to Acorda’s petition and Acorda filed a reply brief to such opposition.

For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

VIVITROL IPR Proceeding

In April 2018, Amneal Pharmaceuticals LLC (“Amneal”) filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking an inter partes review (“IPR”) of U.S. Patent Number 7,919,499 (the “ ’499 Patent”), which is an Orange Book-listed patent for VIVITROL, seeking cancellation of claims 1-13 of the ’499 Patent. On November 7, 2018, the PTAB issued an order instituting an IPR of all challenged claims. A hearing with the PTAB is scheduled for July 29, 2019, and a decision on the matter is expected from the PTAB by November 7, 2019. The Company will vigorously defend the ’499 Patent in the IPR proceedings. For information about risks relating to the ’499 Patent IPR proceedings see “Part I, Item 1A—Risk Factors” in the Company’s Annual Report, including the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co Ltd, Pharmathen SA, Teva Pharmaceutical Industries Ltd and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in respect of EP 2 269 577 B (the “EP ’577” Patent), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter in January 2019, the EPO issued a written decision revoking the EP’577 Patent in April 2019. The Company filed a notice of appeal of the decision to the EPO’s Technical Boards of Appeal on June 12, 2019 and will continue to vigorously defend the EP ’577 Patent. For information about risks relating to the EP ’577 Patent opposition proceedings see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report, including the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

RISPERDAL CONSTA ANDA Litigation

On July 17, 2019, the Company, together with Janssen Pharmaceuticals, Inc., initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Nanking Luye Pharmaceutical Co., Ltd. and Shandong Luye Pharmaceutical Co., Ltd. (collectively, “Luye”). Luye filed a 505(b)(2) NDA seeking approval to market a competing product to RISPERDAL CONSTA before the expiration of U.S. Patent No. 6,667,061. Requested judicial remedies included, among other things, recovery of litigation costs and injunctive relief. On July 23, 2019, Luye filed its answer and affirmative defenses.

For information about risks relating to the RISPERDAL CONSTA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Government Matters

In June 2017 and January 2019, the Company received a subpoena and a civil investigative demand, respectively, each from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

In November 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers (collectively, “Defendants”) in the United States District Court for the Southern District of New York captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178. This complaint was amended twice since its initial filing. The second amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 through November 14, 2017 and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit sought, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. In June 2018, Defendants filed a motion to dismiss the second amended complaint and in March 2019, the United States District Court for the Southern District of New York issued an order granting Defendants’ motion to dismiss and dismissing the case in its entirety and with prejudice. In April 2019, the plaintiff filed a motion for partial reconsideration, which was denied by the Court on July 2, 2019. Plaintiff has until August 2, 2019 to file a notice of appeal of the Court’s decision to the United States Court of Appeals for the Second Circuit. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report, including the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the United States District Court for the Eastern District of New York captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and. McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the United States District Court for the Eastern District of New York consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint on July 9, 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Company’s Annual Report, including the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 5 of this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report, which was filed with the SEC on February 15, 2019.

Executive Summary

Net loss for the three and six months ended June 30, 2019 was $42.0 million and $138.4 million, respectively, or $0.27 and $0.88 per ordinary share— basic and diluted, respectively, as compared to a net loss of $32.6 million and $95.2 million, respectively, or $0.21 and $0.61 per ordinary share— basic and diluted, respectively, for the three and six months ended June 30, 2018.

The increase in the net loss in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily due to the receipt of $48.3 million in license revenue related to our license and collaboration agreement with Biogen relating to BIIB098 in the three months ended June 30, 2018 and a reduction in the fair value of contingent consideration of $6.5 million and $29.1 million, respectively, related to the second CRL that Recro received regarding its NDA for IV Meloxicam in March 2019. In addition, there were increases in selling, general and administrative (“SG&A”) expenses of 12% and 16% in the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. These items are discussed in greater detail later in the “Results of Operations” section of this Part I, Item 2 of this Form 10-Q.

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

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia. For additional information about the proprietary technologies underlying our proprietary products, refer to the “Proprietary Product Platforms” section in “Part I, Item 1— Business” of our Annual Report.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is available in four dose strengths with once-monthly dosing options (441 mg, 662 mg, 882 mg), a six-week dosing option (882 mg) and a two-month dosing option (1064 mg). ARISTADA is packaged in a ready-to-use, pre-filled product format. We developed ARISTADA and exclusively manufacture and commercialize it in the U.S.

In April 2019, we announced positive topline results from ALPINE (“Aripiprazole Lauroxil and Paliperidone palmitate: INitiation Effectiveness”), a six-month study evaluating the efficacy, safety and tolerability of ARISTADA and INVEGA SUSTENNA when used to initiate patients experiencing an acute exacerbation of schizophrenia in the hospital and to maintain treatment in an outpatient setting.

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

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate 3-month injection) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies. For additional information about our proprietary technologies, refer to the “Proprietary Product Platforms” section in “Part I, Item 1— Business” of our Annual Report.

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

INVEGA TRINZA is approved in the U.S. for the treatment of schizophrenia in patients who have been adequately treated with INVEGA SUSTENNA for at least four months. TREVICTA is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION. INVEGA TRINZA/TREVICTA is the first schizophrenia treatment to be taken once every three months. INVEGA TRINZA/TREVICTA uses our proprietary technology and is manufactured by Janssen.

RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one intramuscular injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us. For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

Key Development Programs

Our R&D is focused on developing novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, addiction, depression and MS, and in oncology. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to advancing the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report. Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of our Annual Report for information with respect to the IP protection for our key development candidates.

Diroximel fumarate (BIIB098)

Diroximel fumarate (“BIIB098”), formerly referred to as ALKS 8700, is a novel, oral fumarate in development for the treatment of relapsing forms of MS. BIIB098 is designed to rapidly convert to monomethyl fumarate in the body and may have the potential to offer differentiated gastrointestinal tolerability due to its chemical structure as compared to the currently marketed dimethyl fumarate, TECFIDERA.

The pivotal clinical program for BIIB098 consists of pharmacokinetic bridging studies comparing BIIB098 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of BIIB098, which we initiated in December 2015. We submitted a 505(b)(2) NDA for BIIB098 in December 2018, which was accepted for review by the FDA in February 2019. The NDA was assigned a Prescription Drug User Fee Act (“PDUFA”) target action date in the fourth quarter of 2019. For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of our Annual Report. In addition, we expect topline results in mid-2019 for EVOLVE-MS-2, an elective, randomized, head-to-head phase 3 study of the gastrointestinal tolerability of BIIB098 versus TECFIDERA.

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to BIIB098. For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of our Annual Report. If approved, Biogen intends to market BIIB098 under the brand name VUMERITY, which has been conditionally accepted by the FDA and will be confirmed upon approval.

ALKS 3831

ALKS 3831 is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder. ALKS 3831 is composed of samidorphan, a novel, new molecular entity, co-formulated with the established antipsychotic agent, olanzapine, in a single bilayer tablet.

ALKS 3831 is designed to provide the robust antipsychotic efficacy of olanzapine while mitigating olanzapine-associated weight gain. The ENLIGHTEN clinical development program for ALKS 3831 includes two key phase 3 studies in patients with schizophrenia: ENLIGHTEN-1, a four-week study evaluating the antipsychotic efficacy of ALKS 3831 compared to placebo, and ENLIGHTEN-2, a six-month study assessing weight gain with ALKS 3831 compared to olanzapine. The program also includes supportive studies to evaluate the pharmacokinetic and metabolic profile and long-term safety of ALKS 3831.

In April 2019, we presented positive data from the ENLIGHTEN-2 study and interim results from an ongoing ENLIGHTEN-2 52-week open-label, safety extension study.

In May 2019, we conducted a pre-NDA meeting with the FDA to discuss the FDA’s key requirements for our planned NDA for ALKS 3831, including those related to efficacy, safety, weight and metabolic profile, and the expansion of the planned NDA for ALKS 3831 to encompass the treatment of bipolar I disorder in addition to the treatment of schizophrenia. We anticipate submitting a single NDA for the two indications in the fourth quarter of 2019, which will include data from the ENLIGHTEN clinical development program in patients with schizophrenia, as well as pharmacokinetic bridging data comparing ALKS 3831 and ZYPREXA® (olanzapine).

In May 2019, U.S. Patent No. 10,300,054 relating to ALKS 3831 was granted. This patent has claims that cover compositions of olanzapine and samidorphan and expires in 2031.

ALKS 4230

ALKS 4230 is a novel, engineered fusion protein designed to selectively expand tumor-killing immune cells while avoiding the activation of immunosuppressive cells by preferentially binding to the intermediate-affinity interleukin-2 (“IL-2”) receptor complex. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects of existing IL-2 therapy while mitigating certain limitations.

ARTISTRY is a Company-sponsored clinical program evaluating ALKS 4230 in patients with advanced solid tumors. ARTISTRY-1, an ongoing phase 1/2 study of ALKS 4230 administered via intravenous infusion as a monotherapy and in combination with the anti-PD-1 therapy, pembrolizumab, is designed to evaluate the safety profile and anti-tumor activity of ALKS 4230 in patients with select advanced solid tumors. ARTISTRY-2, an ongoing phase 1/2 study of ALKS 4230 administered subcutaneously as monotherapy and in combination with pembrolizumab in patients with advanced solid tumors, is designed to explore the safety, tolerability and efficacy of ALKS 4230 administered subcutaneously and assess once-weekly and once-every-three-week dosing schedules. ARTISTRY-2, which the Company initiated in February 2019, will be conducted in two stages: dose-escalation followed by dose-expansion.

In June 2019, we announced the initiation of the monotherapy expansion stage of ARTISTRY-1, following the identification of 6 µg/kg/day administered intravenously as the recommended monotherapy phase 2 dose of ALKS 4230 to evaluate in patients with renal cell carcinoma or melanoma. The dose escalation stage of ARTISTRY-1 is still ongoing, as the maximum tolerated dose of ALKS 4230 has not yet been reached. The combination therapy stage of ARTISTRY-1 is also ongoing, assessing ALKS 4230 in combination with pembrolizumab in patients with select advanced solid tumors.

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

The clinical development program for ALKS 5461 included three core phase 3 efficacy studies (FORWARD-3, FORWARD-4 and FORWARD-5), one core phase 2 efficacy study (Study 202), and additional supportive studies to evaluate the long-term safety, dosing, pharmacokinetic profile and human abuse potential of ALKS 5461. Our NDA for ALKS 5461 was submitted to the FDA in January 2018, and in February 2019, we announced receipt of a CRL from the FDA for the ALKS 5461 NDA. The CRL states that the FDA is unable to approve the ALKS 5461 NDA in its present form and requests additional clinical data to provide substantial evidence of effectiveness of ALKS 5461 for the adjunctive treatment of MDD.

Results of Operations

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$67.3	$63.3	$4.0	$120.6	$109.3	$11.3
RISPERDAL CONSTA	24.6	21.9	2.7	46.9	44.6	2.3
AMPYRA/FAMPYRA	9.8	19.7	(9.9)	22.0	47.9	(25.9)
Other	26.2	23.3	2.9	47.3	41.0	6.3
Manufacturing and royalty revenues	$127.9	$128.2	$(0.3)	$236.8	$242.8	$(6.0)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and six months ended June 30, 2019, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $818.0 million and $1,608.0 million, respectively, as compared to $720.0 million and $1,416.0 million, during the three and six months ended June 30, 2018, respectively. Under our agreement with Janssen, we earn tiered royalty payments on INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until the later of 15 years from the first commercial sale of a product in each individual country or expiry of the license agreement.

The increase in revenues from RISPERDAL CONSTA in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was due to a 19% and 10% increase in manufacturing revenue, respectively, partially offset by a 13% and 12% decrease in RISPERDAL CONSTA royalty revenue, respectively. The increase in manufacturing revenue in both periods was primarily due to an 18% and 8% increase in the amount of RISPERDAL CONSTA shipped to Janssen, respectively. The decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which were $182.0 million and $361.0 million in the three and six months ended June 30, 2019, respectively, as compared to $188.0 million and $384.0 million in the three and six months ended June 30, 2018. We recognize manufacturing revenue, equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA, at the point in time when RISPERDAL CONSTA has been fully manufactured, which is when the product is approved for shipment. We record royalty revenue, equal to 2.5% of end-market net sales, when the end-market sale of RISPERDAL CONSTA occurs.

The decrease in the amount of manufacturing and royalty revenue recognized for AMPYRA and FAMPYRA in both the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily due to the entry of generic forms of AMPYRA to the U.S. market in September 2018. AMPYRA revenues decreased by 93% and 85%, respectively, in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. This was partially offset by a 45% and 38% increase in FAMPYRA revenues in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively, which was primarily due to an increase in the amount of FAMPYRA manufactured during the periods. We do not anticipate manufacturing any AMPYRA for Acorda during the remainder of 2019. We recognize manufacturing revenues for AMPYRA and FAMPYRA and royalty revenue from AMPYRA over time as the products move through the manufacturing process, using an input method based on costs as a measure of progress. Royalty revenue from FAMPYRA is recognized in the period FAMPYRA is sold by Biogen.

Product Sales, net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Product sales, gross	$261.1	100.0%	$209.0	100.0%	$457.2	100.0%	$386.6	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(59.5)	(22.8)%	(54.2)	(25.9)%	(106.2)	(23.3)%	(95.8)	(24.8)%
Chargebacks	(20.4)	(7.8)%	(15.7)	(7.5)%	(37.2)	(8.1)%	(30.4)	(7.9)%
Product discounts	(20.5)	(7.9)%	(15.3)	(7.3)%	(35.6)	(7.8)%	(29.4)	(7.6)%
Medicare Part D	(11.1)	(4.3)%	(6.8)	(3.3)%	(18.5)	(4.0)%	(12.2)	(3.2)%
Other	(13.0)	(4.9)%	(7.2)	(3.5)%	(23.6)	(5.2)%	(17.2)	(4.4)%
Total adjustments	(124.5)	(47.7)%	(99.2)	(47.5)%	(221.1)	(48.4)%	(185.0)	(47.9)%
Product sales, net	$136.6	52.3%	$109.8	52.5%	$236.1	51.6%	$201.6	52.1%

Product sales, net, for VIVITROL in the three and six months ended June 30, 2019 were $88.2 million and $157.4 million, respectively, as compared to $76.2 million and $138.9 million in the three and six months ended June 30, 2018, respectively. Product sales, net for ARISTADA/ARISTADA INITIO in the three and six months ended June 30, 2019 were $48.4 million and $78.7 million, respectively, as compared to $33.6 million and $62.8 million in the three and six months ended June 30, 2018, respectively.

The increase in product sales, gross was primarily due to increased unit sales of both VIVITROL and ARISTADA. VIVITROL product sales, gross, increased by 12% and 10%, in the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, which was due to an increase in the number of VIVITROL units sold. We did not have a price increase for VIVITROL in 2018 or to date in 2019. ARISTADA and ARISTADA INITIO collective product sales, gross, increased by 57% and 38%, in the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, which was due to a 40% and 23% increase in the number of ARISTADA and ARISTADA INITIO collective units sold, respectively, and a 4% and a 6% price increase that went into effect in July 2018 and February 2019, respectively.

Research and Development Revenue

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Research and development revenue	$14.3	$18.3	$(4.0)	$29.0	$37.1	$(8.0)

The decrease in R&D revenue in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily due to the revenue earned under the license and collaboration agreement with Biogen for BIIB098. Our R&D revenues earned under our license and collaboration agreement with Biogen for BIIB098 were $13.6 million and $27.4 million in the three and six months ended June 30, 2019, respectively, as compared to $17.8 million and $35.3 million in the three and six months ended June 30, 2018, respectively. These decreases were due to the timing of activity within the program. We submitted a 505(b)(2) NDA for BIIB098 in December 2018, which was accepted by the FDA for review in February 2019.

License Revenue

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
License revenue	$1.0	$48.3	$(47.3)	$1.0	$48.3	$(47.3)

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

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Cost of goods manufactured and sold	$46.2	$43.4	$(2.8)	$91.6	$87.9	$(3.7)

The increase in cost of goods manufactured and sold in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily due to an increase in VIVITROL cost of goods sold, due to the increase in gross sales of VIVITROL noted above. The increase in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was partially offset by a restructuring charge of $3.2 million within cost of goods manufactured and sold recorded during the three months ended March 31, 2018 due to management’s approval of a restructuring plan at our Athlone, Ireland manufacturing facility designed to streamline future operational performance. The restructuring plan consisted of severance and outplacement services related to a reduction in headcount of 24 employees.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2019 and 2018 relating to each of our development programs and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
External R&D Expenses:
Development programs:
BIIB098	$8.8	$10.7	$1.9	$18.2	$22.2	$4.0
ALKS 3831	8.2	15.6	7.4	15.9	30.7	14.8
ALKS 4230	9.3	2.1	(7.2)	14.5	9.2	(5.3)
ALKS 5461	4.8	8.5	3.7	11.2	16.8	5.6
ARISTADA and ARISTADA line extensions	1.8	6.7	4.9	4.7	11.3	6.6
Other external R&D expenses	14.1	10.9	(3.2)	26.7	22.2	(4.5)
Total external R&D expenses	47.0	54.5	7.5	91.2	112.4	21.2
Internal R&D expenses:
Employee-related	45.0	41.0	(4.0)	91.4	80.6	(10.8)
Depreciation	3.3	2.9	(0.4)	6.6	5.8	(0.8)
Occupancy	3.1	2.9	(0.2)	6.0	5.6	(0.4)
Other	6.0	5.5	(0.5)	11.8	10.8	(1.0)
Total internal R&D expenses	57.4	52.3	(5.1)	115.8	102.8	(13.0)
Research and development expenses	$104.4	$106.8	$2.4	$207.0	$215.2	$8.2

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

The decrease in expenses related to BIIB098 in both periods presented was primarily due to the timing of activity within the two-year, multicenter, open-label phase 3 study designed to assess the safety of BIIB098, which was initiated in December 2015. We also initiated an elective, randomized, head-to-head phase 3 study designed to compare the gastrointestinal tolerability of BIIB098 and TECFIDERA in patients with relapsing-remitting MS in March 2017. The decrease in expenses related to ALKS 3831 in both periods presented was primarily due to the decrease in activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively, partially offset by an increase in activity within a phase 3 study of ALKS 3831 in young adults, which was initiated in June 2017. The increase in expenses related to ALKS 4230 in both periods presented were primarily related to the timing of the ARTISTRY development program for ALKS 4230, as described under the heading “Key Development Programs” above. The decrease in expenses related to ALKS 5461 in both periods presented was primarily due to a decrease in activity within the program as we completed submission of our NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of MDD in January 2018. The decrease in expenses related to ARISTADA and ARISTADA line extensions in both periods presented was primarily due to the timing of the ALPINE study, as described under the heading “Key Development Programs” above.

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 8% from June 30, 2018 to June 30, 2019.

Selling, General and Administrative Expense

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Selling, general and administrative expense	$155.1	$138.3	$(16.8)	$296.3	$256.4	$(39.9)

The increase in SG&A expense in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was primarily due to an increase in employee-related expenses of $13.5 million and $30.5 million, respectively, which was primarily due to an increase in our SG&A-related headcount of 17% from June 30, 2018 to June 30, 2019. In addition, marketing and professional services fees increased by $2.9 million and $8.5 million in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively, which was primarily due to additional brand investments in VIVITROL, ARISTADA and ARISTADA INITIO, as well as an increase in patient access support services, such as reimbursement and transition assistance, for all of these products.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Amortization of acquired intangible assets	$10.1	$16.2	$6.1	$20.0	$32.3	$12.3

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at June 30, 2019 is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively.

Other Expense, net

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Interest income	$3.7	$1.9	$1.8	$7.3	$3.4	$3.9
Interest expense	(3.5)	(3.1)	(0.4)	(7.0)	(8.6)	1.6
Change in the fair value of contingent consideration	(6.5)	(19.6)	13.1	(29.1)	(21.5)	(7.6)
Other income (expense), net	1.8	(3.5)	5.3	0.1	(2.7)	2.8
Total other expense, net	$(4.5)	$(24.3)	$19.8	$(28.7)	$(29.4)	$0.7

The decrease in the fair value of contingent consideration for both periods presented was primarily due to Recro’s receipt of a second CRL from the FDA in March 2019 regarding its NDA for IV Meloxicam. As a result of this second CRL, we delayed our anticipated date for the FDA’s approval of the IV Meloxicam NDA and reduced the probability of success and amount of forecasted sales due to this delay in our valuation model. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Taxes

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable/	June 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Income tax provision (benefit)	$1.6	$8.2	$6.6	$(2.3)	$3.7	$6.0

The income tax provision in the three months ended June 30, 2019 and 2018 primarily related to U.S. federal and state taxes.  The favorable change in income taxes in the three months ended June 30, 2019, as compared to the corresponding period, was primarily due to a reduction in ordinary income earned in the U.S.

The income tax benefit in the six months ended June 30, 2019 primarily related to a $7.9 million discrete tax benefit to reflect the foreign derived intangible income (“FDII”) proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019. The benefit is partially offset by a $4.9 million discrete tax expense for employee equity activity. The income tax provision in the six months ended June 30, 2018 primarily related to $9.0 million in U.S. federal and state taxes on ordinary income, partially offset by $5.1 million of discrete tax benefits related to the exercise and vesting of stock-based awards. The favorable change in income taxes in the six months ended June 30, 2019, as compared to the corresponding period, was primarily due to a reduction to ordinary income earned in the U.S. and the recognition of FDII tax benefits, partially offset by increased tax expense from employee equity activity.

We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2019			December 31, 2018
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$126.7	$69.3	$196.0	$139.3	$127.5	$266.8
Investments—short-term	290.0	84.3	374.3	203.3	69.2	272.5
Investments—long-term	10.5	12.8	23.3	51.5	29.2	80.7
Total cash and investments	$427.2	$166.4	$593.6	$394.1	$225.9	$620.0
Outstanding borrowings—short and long-term	$278.2	$—	$278.2	$279.3	$—	$279.3

At June 30, 2019, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$372.7	$1.7	$(0.1)	$374.3
Investments—long-term available-for-sale	19.7	—	—	19.7
Investments—long-term held-to-maturity	3.5	0.1	—	3.6
Total	$395.9	$1.8	$(0.1)	$397.6

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

We classify available-for-sale investments in an unrealized loss position, that do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2019, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investments balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least 12 months following the date on which this Form 10-Q is filed. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, debt refinancings, arrangements relating to assets or other financing methods or structures.

Information about our cash flows, by category, is presented in “Part I, Item 1–Condensed Consolidated Financial Statements of Cash Flows” of this Form 10-Q. The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Cash and cash equivalents, beginning of period	$266.8	$191.3
Cash flows (used in) provided by operating activities	(1.0)	5.3
Cash flows used in investing activities	(71.9)	(40.6)
Cash flows provided by (used in) financing activities	2.1	(0.2)
Cash and cash equivalents, end of period	$196.0	$155.8

The change in cash flows from operating activities in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a 19% increase in cash paid to our employees, which was primarily due to a 10% increase in our headcount from June 30, 2018 to June 30, 2019. This was partially offset by a 7% increase in cash received from our customers, which was primarily due to the increase in our product sales, net, as described under the heading “Product Sales, net” above.

The increase in cash flows used in investing activities in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a $37.2 million increase in the net purchases of investments, partially offset by the $10.0 million that we received from Recro in connection with the contingent consideration from the Gainesville Transaction.

Borrowings

At June 30, 2019, the principal balance of our borrowings consisted of $280.7 million outstanding under our 2023 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a further discussion of our 2023 Term Loans.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the date of our Annual Report.

Off-Balance Sheet Arrangements

At June 30, 2019, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Preliminary, topline or interim data from our clinical trials that we may announce, publish or report from time to time may change as more patient data become available, are subject to audit and verification procedures that could result in material changes in the final data, and may not be indicative of final data or results of future clinical trials.

From time to time, we may announce, publish or report preliminary, topline or interim data from our clinical trials. Preliminary, topline or interim data from our clinical trials, including those in oncology, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available and may not be indicative of final data from such trials or results of future clinical trials. Preliminary, topline or interim data also remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary, topline or interim data we previously announce, published or reported. For example, preliminary data from our ongoing clinical trials of ALKS 4230 may change as more patient data become available and are not necessarily predictive of final data from such trials. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse differences between preliminary, topline or interim data and final data or results of future clinical trials could significantly harm our business, financial condition, cash flows and results of operations.

There have been no other material changes from the risk factors disclosed in our Annual Report. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2019. As of June 30, 2019, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.

During the three months ended June 30, 2019, we acquired 6,397 of our ordinary shares, at an average price of $30.35 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2019, Mr. Paul J. Mitchell, a director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1†	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K filed on May 22, 2019).
10.2 #	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH #	XBRL Taxonomy Extension Schema Document.
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Date: July 25, 2019