Form 10-Q
period 2019-09-30
Alkermes plc.
filed 2019-10-23
CIK 1520262

For support.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 18, 2019 was 157,522,247 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Cautionary Note Concerning Forward-Looking Statements

This document contains and incorporates by reference “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward‑looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward‑looking information. Forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) include, without limitation, statements regarding:

•	our expectations regarding our financial performance, including revenues, expenses, liquidity, capital expenditures and income taxes;
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

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, assumptions and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. For more information regarding the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and “Part II, Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Q2 Quarterly Report”).

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and we have not independently verified such data. This Form 10-Q includes data based on our own internal estimates and research, which have not been verified by any independent source. Any such internal estimates and research and third-party data are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” of our Annual Report and “Part II, Item 1A—Risk Factors” of our Q2 Quarterly Report. These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,426	$266,762
Investments—short-term	325,756	272,533
Receivables, net	250,234	292,223
Contract assets	5,022	8,230
Inventory	100,987	90,196
Prepaid expenses and other current assets	54,493	53,308
Total current assets	997,918	983,252
PROPERTY, PLANT AND EQUIPMENT, NET	341,406	309,987
INTANGIBLE ASSETS, NET	160,814	191,001
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	87,615	85,807
CONTINGENT CONSIDERATION	27,400	65,200
INVESTMENTS—LONG-TERM	21,352	80,744
RIGHT-OF-USE ASSETS	13,835	—
OTHER ASSETS	14,782	16,143
TOTAL ASSETS	$1,757,995	$1,825,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$357,126	$333,762
Operating lease liabilities—short-term	8,627	—
Long-term debt—short-term	2,843	2,843
Contract liabilities—short-term	1,798	3,169
Total current liabilities	370,394	339,774
LONG-TERM DEBT	274,838	276,465
CONTRACT LIABILITIES—LONG-TERM	11,188	9,525
OPERATING LEASE LIABILITIES—LONG-TERM	6,657	—
OTHER LONG-TERM LIABILITIES	26,734	27,958
Total liabilities	689,811	653,722
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 160,203,448 and 158,180,833 shares issued; 157,496,990 and 155,757,344 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,599	1,579
Treasury shares, at cost (2,706,458 and 2,423,489 shares at September 30, 2019 and December 31, 2018, respectively)	(118,300)	(108,969)
Additional paid-in capital	2,563,157	2,467,323
Accumulated other comprehensive loss	(1,638)	(3,280)
Accumulated deficit	(1,376,634)	(1,185,368)
Total shareholders’ equity	1,068,184	1,171,285
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,757,995	$1,825,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$138,774	$116,035	$374,890	$317,684
Manufacturing and royalty revenues	103,783	116,411	340,595	359,253
Research and development revenue	12,686	16,274	41,732	53,325
License revenue	—	—	1,000	48,250
Total revenues	255,243	248,720	758,217	778,512
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	42,319	39,410	133,903	127,303
Research and development	107,671	101,265	314,676	316,434
Selling, general and administrative	148,701	128,777	444,996	385,181
Amortization of acquired intangible assets	10,173	16,426	30,187	48,742
Total expenses	308,864	285,878	923,762	877,660
OPERATING LOSS	(53,621)	(37,158)	(165,545)	(99,148)
OTHER (EXPENSE) INCOME, NET:
Interest income	3,509	2,561	10,785	5,946
Interest expense	(3,385)	(3,346)	(10,405)	(11,959)
Change in the fair value of contingent consideration	1,300	4,200	(27,800)	(17,300)
Other expense, net	(1,664)	(90)	(1,534)	(2,815)
Total other (expense) income, net	(240)	3,325	(28,954)	(26,128)
LOSS BEFORE INCOME TAXES	(53,861)	(33,833)	(194,499)	(125,276)
INCOME TAX (BENEFIT) PROVISION	(983)	611	(3,233)	4,322
NET LOSS	$(52,878)	$(34,444)	$(191,266)	$(129,598)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.34)	$(0.22)	$(1.22)	$(0.84)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	157,199	155,328	156,845	154,979
COMPREHENSIVE LOSS:
Net loss	$(52,878)	$(34,444)	$(191,266)	$(129,598)
Holding gain (loss), net of a tax provision (benefit) of $(15), $95, $479 and $42, respectively	(24)	314	1,642	126
COMPREHENSIVE LOSS	$(52,902)	$(34,130)	$(189,624)	$(129,472)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,266)	$(129,598)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	59,901	77,758
Share-based compensation expense	79,590	76,043
Deferred income taxes	(3,025)	3,879
Change in the fair value of contingent consideration	27,800	17,300
Loss on debt refinancing	—	2,298
Payment made for debt refinancing	—	(2,251)
Other non-cash charges	90	1,209
Changes in assets and liabilities:
Receivables	41,988	(17,322)
Contract assets	3,207	(4,366)
Inventory	(10,324)	(2,596)
Prepaid expenses and other assets	2,120	(3,291)
Right-of-use assets	6,306	—
Accounts payable and accrued expenses	20,542	12,899
Contract liabilities	292	2,485
Operating lease liabilities	(6,845)	—
Other long-term liabilities	(369)	4,321
Cash flows provided by operating activities	30,007	38,768
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(58,972)	(51,841)
Proceeds from the sale of equipment	900	428
Proceeds from contingent consideration	10,000	—
Purchases of investments	(141,749)	(307,603)
Sales and maturities of investments	149,459	344,624
Cash flows used in investing activities	(40,362)	(14,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	16,381	18,318
Employee taxes paid related to net share settlement of equity awards	(9,230)	(15,785)
Principal payments of long-term debt	(2,132)	(1,421)
Payment made for debt refinancing	—	(743)
Cash flows provided by financing activities	5,019	369
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,336)	24,745
CASH AND CASH EQUIVALENTS—Beginning of period	266,762	191,296
CASH AND CASH EQUIVALENTS—End of period	$261,426	$216,041
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$14,664	$7,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	656,352	7	10,547	—	—	—	—	10,554
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	740,689	7	93	—	—	(269,357)	(8,980)	(8,880)
Share-based compensation expense	—	—	24,810	—	—	—	—	24,810
Unrealized gain on marketable securities, net of tax provision of $229	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	(96,398)	—	—	(96,398)
BALANCE — March 31, 2019	159,577,874	$1,593	$2,502,773	$(2,510)	$(1,281,766)	(2,692,846)	$(117,949)	$1,102,141
Issuance of ordinary shares under employee stock plans	197,953	2	2,052	—	—	—	—	2,054
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	20,289	—	—	—	—	(6,397)	(194)	(194)
Share-based compensation expense	—	—	28,261	—	—	—	—	28,261
Unrealized gain on marketable securities, net of tax provision of $265	—	—	—	896	—	—	—	896
Net loss	—	—	—	—	(41,990)	—	—	(41,990)
BALANCE — June 30, 2019	159,796,116	$1,595	$2,533,086	$(1,614)	$(1,323,756)	(2,699,243)	$(118,143)	$1,091,168
Issuance of ordinary shares under employee stock plans	383,957	3	3,770	—	—	—	—	3,773
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	23,375	1	—	—	—	(7,215)	(157)	(156)
Share-based compensation expense	—	—	26,301	—	—	—	—	26,301
Unrealized loss on marketable securities, net of tax benefit of $(15)	—	—	—	(24)	—	—	—	(24)
Net loss	—	—	—	—	(52,878)	—	—	(52,878)
BALANCE — September 30, 2019	160,203,448	$1,599	$2,563,157	$(1,638)	$(1,376,634)	(2,706,458)	$(118,300)	$1,068,184

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2017	156,057,632	$1,557	$2,338,755	$(3,792)	$(1,044,365)	(2,048,176)	$(89,347)	$1,202,808
Issuance of ordinary shares under employee stock plans	539,563	6	13,159	—	—	—	—	13,165
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	716,123	7	(7)	—	—	(261,159)	(15,724)	(15,724)
Share-based compensation expense	—	—	20,176	—	—	—	—	20,176
Unrealized loss on marketable securities, net of tax benefit of $(100)	—	—	—	(337)	—	—	—	(337)
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	(1,692)	—	—	(1,692)
Net loss	—	—	—	—	(62,505)	—	—	(62,505)
BALANCE — March 31, 2018	157,313,318	$1,570	$2,372,083	$(4,129)	$(1,108,562)	(2,309,335)	$(105,071)	$1,155,891
Issuance of ordinary shares under employee stock plans	297,889	2	3,833	—	—	—	—	3,835
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,250	1	(2)	—	—	(369)	(17)	(18)
Share-based compensation expense	—	—	30,947	—	—	—	—	30,947
Unrealized loss on marketable securities, net of tax provision of $47	—	—	—	149	—	—	—	149
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(32,649)	—	—	(32,649)
BALANCE — June 30, 2018	157,612,457	$1,573	$2,406,861	$(3,980)	$(1,141,211)	(2,309,704)	$(105,088)	$1,158,155
Issuance of ordinary shares under employee stock plans	56,945	1	1,317	—	—	—	—	1,318
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	5,334	—	1	—	—	(1,052)	(44)	(43)
Share-based compensation expense	—	—	25,415	—	—	—	—	25,415
Unrealized loss on marketable securities, net of tax provision of $95	—	—	—	314	—	—	—	314
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(34,444)	—	—	(34,444)
BALANCE — September 30, 2018	157,674,736	$1,574	$2,433,594	$(3,666)	$(1,175,655)	(2,310,756)	$(105,132)	$1,150,715

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2019 and 2018 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, which are contained in the Annual Report. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for any full fiscal year.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Income Taxes

The Company’s income tax (benefit) provision primarily relates to U.S. federal and state taxes. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of its assets and liabilities, as measured by enacted jurisdictional tax rates assumed to be in effect when these differences reverse. At September 30, 2019, the Company maintained a valuation allowance against certain of its U.S. and foreign deferred tax assets. The Company evaluates, at each reporting period, the need for a valuation allowance on its deferred tax assets on a jurisdiction-by-jurisdiction basis.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU becomes effective for the Company in the year ending December 31, 2020, with early adoption permitted for the Company in the year ending December 31, 2019. The Company has not yet adopted this ASU and is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company has not yet adopted this ASU and is currently assessing the impact that this ASU will have on its consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company has not yet adopted this ASU and is currently assessing the impact that this ASU will have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company has not yet adopted this ASU and is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

During the three and nine months ended September 30, 2019 and 2018, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
VIVITROL	$85,164	$79,893	$242,546	$218,778
ARISTADA	53,610	36,142	132,344	98,906
Total product sales, net	$138,774	$116,035	$374,890	$317,684

Manufacturing and Royalty Revenues

During the three and nine months ended September 30, 2019 and 2018, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$68,382	$68,382	$—	$188,968	$188,968
RISPERDAL CONSTA	4,520	3,813	8,333	42,948	12,266	55,214
AMPYRA/FAMPYRA	5,134	2,582	7,716	17,287	12,405	29,692
Other	6,428	12,924	19,352	25,173	41,548	66,721
	$16,082	$87,701	$103,783	$85,408	$255,187	$340,595

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$65,620	$65,620	$—	$174,956	$174,956
RISPERDAL CONSTA	7,267	4,316	11,583	42,296	13,922	56,218
AMPYRA/FAMPYRA	12,894	7,445	20,339	38,000	30,276	68,276
Other	5,036	13,833	18,869	19,420	40,383	59,803
	$25,197	$91,214	$116,411	$99,716	$259,537	$359,253

Research and Development Revenue

The Company recorded research and development (“R&D”) revenue of $12.1 million and $39.5 million during the three and nine months ended September 30, 2019, respectively, and $15.7 million and $51.0 million during the three and nine months ended September 30, 2018, respectively, related to its license and collaboration agreement with Biogen for diroximel fumarate (“BIIB098”). The Company expects to earn an additional $26.9 million in R&D revenue under this agreement with Biogen through 2021.

Contract Assets—Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time. The products included in the contract assets table below complete the manufacturing process in ten days to eight weeks. Contract assets are classified as current.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2019	$8,230
Additions	24,506
Transferred to receivables, net	(27,714)
Contract assets at September 30, 2019	$5,022

Contract Liabilities—Contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2019	$12,694
Additions	2,182
Amounts recognized into revenue	(1,890)
Contract liabilities at September 30, 2019	$12,986

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
September 30, 2019	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$159,490	$775	$(5)	$(7)	$160,253
U.S. government and agency debt securities	99,582	490	(1)	—	100,071
International government agency debt securities	65,133	306	—	(7)	65,432
Total short-term investments	324,205	1,571	(6)	(14)	325,756
Long-term investments:
Available-for-sale securities:
Corporate debt securities	11,017	—	(8)	(30)	10,979
U.S. government and agency debt securities	3,497	—	(2)	—	3,495
International government agency debt securities	3,351	—	(8)	—	3,343
	17,865	—	(18)	(30)	$17,817
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	48	—	—	1,715
	3,487	48	—	—	3,535
Total long-term investments	21,352	48	(18)	(30)	21,352
Total investments	$345,557	$1,619	$(24)	$(44)	$347,108

December 31, 2018
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$120,197	$57	$(62)	$(274)	$119,918
U.S. government and agency debt securities	80,055	115	(11)	(87)	80,072
International government agency debt securities	72,091	85	(8)	(117)	72,051
	272,343	257	(81)	(478)	272,041
Held-to-maturity securities:
Corporate debt securities	492	—	—	—	492
Total short-term investments	272,835	257	(81)	(478)	272,533
Long-term investments:
Available-for-sale securities:
Corporate debt securities	53,505	—	(185)	(93)	$53,227
U.S. government and agency debt securities	18,474	—	(21)	(12)	18,441
International government agency debt securities	5,457	—	(4)	—	5,453
	77,436	—	(210)	(105)	77,121
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	136	—	—	1,803
	3,487	136	—	—	3,623
Total long-term investments	80,923	136	(210)	(105)	80,744
Total investments	$353,758	$393	$(291)	$(583)	$353,277

The proceeds from the sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Proceeds from the sales and maturities of marketable securities	$149,459	$344,624
Realized gains	$—	$4
Realized losses	$497	$268

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s available-for-sale and held-to-maturity securities at September 30, 2019 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$232,284	$232,939	$1,820	$1,820
After 1 year through 5 years	109,786	110,634	1,667	1,715
Total	$342,070	$343,573	$3,487	$3,535

At September 30, 2019, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of September 30, 2019, the Company’s total contribution in Fountain was equal to €5.6 million. The Company’s commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the three and nine months ended September 30, 2019, the Company recorded a decrease in its investment in Fountain of $0.3 million and $0.4 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded an increase in its investment in Fountain of less than $0.1 million and a decrease in its investment in Fountain of $0.4 million, respectively. The changes recorded represent the Company’s proportional share of Fountain’s net losses for these periods. The Company’s $5.3 million and $5.5 million net investment in Fountain at September 30, 2019 and December 31, 2018, respectively, was included within “Other assets” in the accompanying condensed consolidated balance sheets.

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$25,155	$25,155	$—	$—
U.S. government and agency debt securities	103,566	66,573	36,993	—
Corporate debt securities	171,232	—	169,279	1,953
International government agency debt securities	68,775	—	68,775	—
Contingent consideration	27,400	—	—	27,400
Common stock warrants	2,111	—	—	2,111
Total	$398,239	$91,728	$275,047	$31,464

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$54,590	$54,590	$—	$—
U.S. government and agency debt securities	98,513	60,107	38,406	—
Corporate debt securities	173,637	—	173,145	492
International government agency debt securities	77,504	—	77,504	—
Contingent consideration	65,200	—	—	65,200
Common stock warrants	1,205	—	—	1,205
Total	$470,649	$114,697	$289,055	$66,897

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the nine months ended September 30, 2019. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at September 30, 2019:

(In thousands)	Fair Value
Balance, January 1, 2019	$66,897
Purchase of corporate debt security	1,953
Change in the fair value of contingent consideration	(27,800)
Payments received from contingent consideration	(10,000)
Impairment of corporate debt security	(492)
Increase in the fair value of warrants	906
Balance, September 30, 2019	$31,464

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

In accordance with the accounting standard for fair value measurements, the Company’s contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration at September 30, 2019 was determined as follows:

•

The Company received a $5.0 million payment in the first quarter of 2019 and another $5.0 million payment in the second quarter of 2019; the Company is entitled to receive $5.0 million upon regulatory approval of a New Drug Application (“NDA”) for the first Meloxicam Product; and $45.0 million in seven equal, annual installments beginning on the first anniversary of such approval. The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone will occur to the balance sheet date. The Company expects the regulatory milestone event to occur in the third quarter of 2020 and used a discount rate of 16.7%;

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

•

The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales given approval and IP protection. These expected payments were then discounted using a discount rate of 17.0%, which the Company believes captures a market participant’s view of the risk associated with the expected payments; and

•

The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt of 16.7%.

Significant judgment was employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

In March 2019, Recro received a second complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding its NDA for IV Meloxicam. As a result of Recro’s receipt of this second CRL, the Company delayed its anticipated date for the FDA’s approval of the IV Meloxicam NDA and reduced the probability of success and amount of forecasted sales due to this delay in our valuation model. At September 30, 2019 and December 31, 2018, the Company determined that the value of the contingent consideration was $27.4 million and $65.2 million, respectively. The Company recorded an increase of $1.3 million and a decrease of $27.8 million during the three and nine months ended September 30, 2019, respectively, and an increase of $4.2 million and a decrease of $17.3 million during the three and nine months ended September 30, 2018, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Raw materials	$34,336	$31,824
Work in process	48,315	38,019
Finished goods(1)	18,336	20,353
Total inventory	$100,987	$90,196

(1)

At September 30, 2019 and December 31, 2018, the Company had $11.5 million and $11.0 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Land	$6,560	$6,486
Building and improvements	173,220	157,053
Furniture, fixtures and equipment	332,886	314,831
Leasehold improvements	20,737	20,105
Construction in progress	114,905	88,983
Subtotal	648,308	587,458
Less: accumulated depreciation	(306,902)	(277,471)
Total property, plant and equipment, net	$341,406	$309,987

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		September 30, 2019			December 31, 2018
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(341,214)	$124,376	$465,590	$(319,311)	$146,279
NanoCrystal technology	13	74,600	(44,800)	29,800	74,600	(38,942)	35,658
OCR(1) technologies	12	42,560	(35,922)	6,638	42,560	(33,496)	9,064
Total		$582,750	$(421,936)	$160,814	$582,750	$(391,749)	$191,001

(1)	OCR refers to the Company’s oral control released technologies.

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at September 30, 2019 is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At September 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 4.71% and 4.1 years, respectively.

As of September 30, 2019, right-of-use assets and liabilities arising from operating leases were $13.8 million and $15.3 million, respectively. During the three and nine months ended September 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $2.2 million and $6.8 million, respectively and the Company recorded operating lease expense of $2.1 million and $6.3 million, respectively.

Future lease payments under non-cancelable leases as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
2019	$2,219	$9,394
2020	8,610	10,717
2021	2,482	4,706
2022	500	2,455
2023	509	2,389
Thereafter	3,101	23,940
Total lease payments	$17,421	$53,601
Less: imputed interest	(2,137)	—
Total operating lease liabilities	$15,284	$53,601

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

As the Company (a) does not have the right to obtain or control the leased premises during the construction period; (b) does not have the right of payment for the partially constructed assets and, thus, could be potentially leased to another tenant; and (c) does not legally own or control the land on which the property improvements are being constructed, it was not included as a right-of-use asset at September 30, 2019. Additionally, the future lease payments, outlined above, included the 900 Winter Street payments as of December 31, 2018; these payments are not included in the table as of September 30, 2019, under Topic 842.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Accounts payable	$81,417	$39,767
Accrued compensation	69,191	67,613
Accrued sales discounts, allowances and reserves	130,107	152,911
Accrued other	76,411	73,471
Total accounts payable and accrued expenses	$357,126	$333,762

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
2023 Term Loans, due March 26, 2023	$277,681	$279,308
Less: current portion	(2,843)	(2,843)
Long-term debt	$274,838	$276,465

In March 2018, the Company amended and refinanced its existing term loan, referred to as Term Loan B-1 (as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a LIBOR floor of 0% and increased covenant flexibility (the “Refinancing”).

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

The estimated fair value of the 2023 Term Loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy, as described in Note 5, Fair Value Measurements, above) and which may not be representative of actual values that could have been, or will be, realized in the future, was $273.3 million and $274.7 million at September 30, 2019 and December 31, 2018, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Cost of goods manufactured and sold	$2,912	$2,140	$7,395	$6,012
Research and development	8,195	7,937	24,076	23,203
Selling, general and administrative	15,622	14,991	48,119	46,828
Total share-based compensation expense	$26,729	$25,068	$79,590	$76,043

At September 30, 2019 and December 31, 2018, $2.5 million and $2.7 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

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

At September 30, 2019, there was $31.6 million of unrecognized compensation cost related to the remaining unvested portion of the performance-based RSUs, which would be recognized in accordance with the terms of the award if and when the Company deems it probable that the performance criteria will be met. The unvested portion of the awards will expire if the performance conditions have not been met on or before the three-year anniversary of the grant date.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents have not been included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Stock options	13,867	11,553	14,077	10,274
Restricted stock units	3,344	2,678	3,110	2,621
Total	17,211	14,231	17,187	12,895

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

14. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2019, there were no potential material losses from claims, asserted or unasserted, or legal proceedings the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

In January 2018 and in August 2019,  Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Teva entities (Teva Pharmaceuticals USA, Inc.(“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”)) and Mylan entities (Mylan Laboratories Limited (“Mylan Labs”), Mylan Pharmaceuticals Inc. (“Mylan”), and Mylan Institutional LLC), respectively, following filings by each of Teva and Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. Requested judicial remedies in each of the lawsuits included recovery of litigation costs and injunctive relief. The Company is not a party to either of these proceedings.

For information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” of the Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

AMPYRA ANDA Litigation

Eleven separate Paragraph IV Certification Notices had been received by the Company and/or its partner Acorda from: Accord Healthcare, Inc. (“Accord”); Actavis Laboratories FL, Inc. (“Actavis”); Alkem Laboratories Ltd. (“Alkem”); Apotex Corporation and Apotex, Inc. (collectively, “Apotex”); Aurobindo Pharma Ltd. (“Aurobindo”); MicroLabs Limited (“MicroLabs”); Mylan; Par Pharmaceutical, Inc. (“Par”); Roxane Laboratories, Inc. (“Roxane”); Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries Inc. (collectively, “Sun”); and Teva (collectively with Accord, Actavis, Alkem, Apotex, Aurobindo, MicroLabs, Mylan, Par, Roxane and Sun, the “ANDA Filers”) advising that each of the ANDA Filers had submitted an ANDA to the FDA seeking marketing approval for generic versions of AMPYRA (dalfampridine) Extended-Release Tablets, 10 mg. The ANDA Filers challenged the validity of one or more of the Orange Book-listed patents for AMPYRA, and they also asserted that their generic versions do not infringe certain claims of these patents. In response, the Company and/or Acorda filed lawsuits against the ANDA Filers asserting infringement of one or more of the Orange Book-listed patents for AMPYRA. Requested judicial remedies included recovery of litigation costs and injunctive relief.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In March 2017, after a bench trial, the U.S. District Court for the District of Delaware (the “Delaware Court”) issued an opinion (the “Delaware Court Decision”), which, among other things, invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. The Delaware Court also upheld the validity of the U.S. Patent No. 5,540,938 which pertained to the formulation of AMPYRA, but that patent expired on July 30, 2018.  In May 2017, Acorda filed an appeal with the Federal Circuit of the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. On September 10, 2018, the Federal Circuit affirmed the Delaware Court Decision, which invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In October 2018, Acorda filed a petition for rehearing and rehearing en banc of the Federal Circuit’s decision. In January 2019, the Federal Circuit denied Acorda’s petition. In April 2019, Acorda filed a petition for writ of certiorari to the Supreme Court of the United States (the “Supreme Court”). On October 7, 2019, the Supreme Court denied Acorda’s petition requesting review of the case, rendering the Federal Circuit decision as final.

For information about risks relating to the AMPYRA Paragraph IV litigation and other proceedings see “Part I, Item 1A—Risk Factors” of the Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

VIVITROL IPR Proceeding

In April 2018, Amneal Pharmaceuticals LLC (“Amneal”) filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking an inter partes review (“IPR”) of U.S. Patent Number 7,919,499 (the “’499 Patent”), which is an Orange Book-listed patent for VIVITROL, and specifically requesting the cancellation of claims 1-13 of the ’499 Patent. In November 2018, the PTAB instituted an IPR of all of the challenged claims. On July 26, 2019, the Company entered into a settlement and license agreement (the “Settlement Agreement”) with Amneal. Under the terms of the Settlement Agreement, the parties agreed to request termination of the IPR and Alkermes granted Amneal the non-exclusive right to market a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. The PTAB subsequently cancelled the scheduled IPR hearing and terminated the IPR.

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co., Ltd., Pharmathen SA, Teva PI and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in respect of EP 2 269 577 B (the “EP ’577” Patent), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter in January 2019, the EPO issued a written decision revoking the EP’577 Patent in April 2019. The Company filed a notice of appeal of the decision to the EPO’s Technical Boards of Appeal on June 12, 2019 and will continue to vigorously defend the EP ’577 Patent. For information about risks relating to the EP ’577 Patent opposition proceedings see “Part I, Item 1A—Risk Factors” of the Annual Report, including the sections entitled “— Patent protection for our products is important and uncertain” and “— Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

RISPERDAL CONSTA ANDA Litigation

On July 17, 2019, the Company, together with Janssen Pharmaceuticals, Inc., initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Nanjing Luye Pharmaceutical Co., Ltd. and Shandong Luye Pharmaceutical Co., Ltd. (collectively, “Luye”). Luye filed a 505(b)(2) NDA seeking approval to market a competing product to RISPERDAL CONSTA before the expiration of U.S. Patent No. 6,667,061. Requested judicial remedies included, among other things, recovery of litigation costs and injunctive relief. On July 23, 2019, Luye filed its answer and affirmative defenses.

For information about risks relating to the RISPERDAL CONSTA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” of the Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Government Matters

In June 2017 and January 2019, the Company received a subpoena and a civil investigative demand, respectively, each from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

In November 2017, a purported stockholder of the Company filed a putative class action against the Company and certain of its officers (collectively, “Defendants”) in the United States District Court for the Southern District of New York (the “SDNY District Court”) captioned Gagnon v. Alkermes plc, et al., No. 1:17-cv-09178. This complaint was amended twice since its initial filing. The second amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of February 24, 2015 through November 14, 2017 and alleged violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s marketing practices related to VIVITROL. The lawsuit sought, among other things, unspecified damages for alleged inflation in the price of securities, and reasonable costs and expenses, including attorneys’ fees. In June 2018, Defendants filed a motion to dismiss the second amended complaint and in March 2019, the SDNY District Court issued an order granting Defendants’ motion to dismiss and dismissing the case in its entirety and with prejudice. In April 2019, the plaintiff filed a motion for partial reconsideration, which was denied by the SDNY District Court on July 2, 2019. Plaintiff did not file a notice of appeal to the United States Court of Appeals for the Second Circuit, rendering the SDNY District Court’s decision dismissing the action final.

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the United States District Court for the Eastern District of New York (the “EDNY District Court”) captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the EDNY District Court consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint on July 9, 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. On August 8, 2019, the defendants filed a pre-motion letter (in respect of a requested motion to dismiss filing) with the EDNY District Court and on August 23, 2019, plaintiff filed a response. On October 8, 2019, the EDNY District Court ordered the defendants to file their motion to dismiss by November 27, 2019. Plaintiff’s opposition to such motion to dismiss, if any, and defendants’ reply to any such opposition, are due in December 2019. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” of the Annual Report, including the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

15. SUBSEQUENT EVENTS

Following a review of the Company’s operations, cost structure and growth opportunities, on October 18, 2019, the Board of Directors of the Company approved a plan of restructuring, which includes the elimination of approximately 160 current positions across the Company and other cost-saving measures (the “Restructuring”).  The Company expects to record a charge in the range of $13.0 million to $15.0 million in the fourth quarter of 2019 as a result of the Restructuring, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months.

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

Executive Summary

Net loss for the three and nine months ended September 30, 2019 was $52.9 million and $191.3 million, or $0.34 and $1.22 per ordinary share—basic and diluted, as compared to a net loss of $34.4 million and $129.6 million, or $0.22 and $0.84 per ordinary share—basic and diluted, for the three and nine months ended September 30, 2018, respectively.

The increase in the net loss in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily due to increases in selling, general and administrative (“SG&A”) expenses of 15% and 16% in the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. In addition, we recorded a reduction of $27.8 million in the fair value of our contingent consideration in the nine months ended September 30, 2019 related to the second CRL that Recro received in March 2019 regarding its NDA for IV Meloxicam and recognized $48.3 million in license revenue related to our license and collaboration agreement with Biogen relating to BIIB098 during the nine months ended September 30, 2018. These items are discussed in greater detail later in the “Results of Operations” section of this Part I, Item 2 of this Form 10-Q.

Following a review of our operations, cost structure and growth opportunities, on October 18, 2019, the Board of Directors of the Company approved a plan of restructuring, which includes the elimination of approximately 160 current positions across the company and other cost-saving measures. We expect to record a charge in the range of $13.0 million to $15.0 million in the fourth quarter of 2019 as a result of the Restructuring, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months.

Products

Marketed Products

Our portfolio of marketed products is designed to address unmet medical needs of patients in major therapeutic areas. See the descriptions of the marketed products below, and refer to “Part I, Item 1A—Risk Factors” of our Annual Report for important factors that could adversely affect our marketed products.  For information with respect to the IP protection for these marketed products, see the descriptions of the marketed products below and refer to the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” of our Annual Report and the “Products” section in “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Q2 Quarterly Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Summary information regarding our proprietary products that we commercialize is as follows:

Product	Indication(s)	Territory

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Alcohol dependence and Opioid dependence	U.S.

Summary information regarding our licensed products and third-party products using our proprietary technologies under license that are commercialized by our licensees includes:

Third-Party Products Using Our Proprietary Technologies

Product	Indication(s)	Licensee	Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. (“Janssen, Inc.”) and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide
INVEGA SUSTENNA	Schizophrenia and Schizoaffective disorder	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”)	U.S.
XEPLION	Schizophrenia	Janssen	All countries outside of the U.S. (“ROW”)
INVEGA TRINZA	Schizophrenia	Janssen	U.S.
TREVICTA	Schizophrenia	Janssen	ROW

Our Licensed Products

Product	Indication(s)	Licensee	Territory

VIVITROL	Alcohol dependence and Opioid dependence	Cilag GmbH International (“Cilag”)	Russia and Commonwealth of Independent States (“CIS”)

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia. For additional information about the proprietary technologies underlying our proprietary products, refer to the “Proprietary Product Platforms” section in “Part I, Item 1—Business” of our Annual Report.

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

In July 2019, U.S. Patent No. 10,351,529 and U.S. Patent No. 10,342,877 relating to ARISTADA were granted. U.S. Patent No. 10,351,529 has claims that cover compositions of N-Hydroxymethyl aripiprazole and expires in 2030. U.S. Patent No. 10,342,877 has claims to methods that confer long-term stability of the ARISTADA formulation and expires in 2033.

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

In July 2019, U.S. Patent No. 10,351,529 relating to ARISTADA INITIO was granted. This patent has claims that cover compositions of N-Hydroxymethyl aripiprazole and expires in 2030.

VIVITROL (U.S.)

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly, non-narcotic, injectable medication approved in the U.S., Russia and certain countries of the CIS for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through one intramuscular injection every four weeks. We developed and exclusively manufacture VIVITROL and we commercialize VIVITROL in the U.S.

For a discussion of legal proceedings related to the patents covering VIVITROL, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” of our Annual Report, including the sections entitled “—Patent protection for our products is important and uncertain,” “—Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business” and “—Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

Licensed Products and Products Using Our Proprietary Technologies

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. We receive royalties and/or manufacturing revenues from the commercialization of these products. Such arrangements include the following:

VIVITROL (Russia and CIS)

VIVITROL is described more fully above under the heading “Proprietary Products” in this Item 2. We developed and exclusively manufacture VIVITROL for Cilag. Cilag exclusively commercializes VIVITROL in Russia and certain countries of the CIS.

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate 3-month injection) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies. For additional information about our proprietary technologies, refer to the “Proprietary Product Platforms” section in “Part I, Item 1—Business” of our Annual Report.

INVEGA SUSTENNA is approved in the U.S. for the treatment of schizophrenia and for the treatment of schizoaffective disorder as either a monotherapy or adjunctive therapy. Paliperidone palmitate extended-release injectable suspension is approved in the European Union (“EU”) and other countries outside of the U.S. for the treatment of schizophrenia and is marketed and sold under the trade name XEPLION. INVEGA SUSTENNA/XEPLION uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA/XEPLION is manufactured by Janssen. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” of our Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

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

RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one intramuscular injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us. For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” of our Annual Report, including the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

Key Development Programs

Our R&D is focused on developing novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders, such as schizophrenia, bipolar I disorder, addiction, depression and MS, and in oncology. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to advancing the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report and in “Part II, Item 1A—Risk Factors” of our Q2 Quarterly Report. Refer to the “Patents and Proprietary Rights” section in “Part I, Item 1— Business” of our Annual Report for information with respect to the IP protection for our key development candidates.

Diroximel fumarate (BIIB098)

Diroximel fumarate (“BIIB098”), formerly referred to as ALKS 8700, is a novel, oral fumarate in development for the treatment of relapsing forms of MS. BIIB098 is designed to rapidly convert to monomethyl fumarate in the body. If approved, Biogen intends to market BIIB098 under the brand name VUMERITY, which has been conditionally accepted by the FDA.

The pivotal clinical program for BIIB098 consisted of pharmacokinetic bridging studies comparing BIIB098 and TECFIDERA and a two-year, multicenter, open-label study designed to assess the safety of BIIB098, which we initiated in December 2015. We submitted a 505(b)(2) NDA for BIIB098 in December 2018. For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of our Annual Report. On October 11, 2019, we received notice from the FDA of its tentative approval of BIIB098 for the treatment of relapsing forms of MS. The tentative approval letter stated that final approval of BIIB098 is subject to the expiration of a period of patent protection and/or exclusivity.

In November 2017, we entered into an exclusive license and collaboration agreement with Biogen relating to BIIB098. For more information about the license and collaboration agreement with Biogen, see “Part 1, Item 1—Business, Collaborative Arrangements” of our Annual Report.

In July 2019, we announced positive topline results for EVOLVE-MS-2, an elective, randomized, head-to-head phase 3 study of the gastrointestinal tolerability of BIIB098 versus TECFIDERA in patients with relapsing-remitting MS.

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

In May 2019, we conducted a pre-NDA meeting with the FDA to discuss the FDA’s key requirements for our planned NDA for ALKS 3831, including those related to efficacy, safety, weight and metabolic profile, and the expansion of the planned NDA for ALKS 3831 to encompass the treatment of bipolar I disorder in addition to the treatment of schizophrenia. We anticipate submitting a single 505(b)(2) NDA for the two indications in the fourth quarter of 2019, which will include data from the ENLIGHTEN clinical development program in patients with schizophrenia and pharmacokinetic bridging data comparing ALKS 3831 and ZYPREXA® (olanzapine). For more information about 505(b)(2) NDAs, see “Part 1, Item 1—Business, Regulatory, Hatch-Waxman Act” of our Annual Report.

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

ARTISTRY is our clinical program that evaluates ALKS 4230 in patients with advanced solid tumors. ARTISTRY-1, an ongoing phase 1/2 study of ALKS 4230 administered via intravenous infusion as a monotherapy and in combination with the anti-PD-1 therapy, pembrolizumab, is designed to evaluate the safety profile and anti-tumor activity of ALKS 4230 in patients with select advanced solid tumors. ARTISTRY-2, an ongoing phase 1/2 study of ALKS 4230 administered subcutaneously as monotherapy and in combination with pembrolizumab in patients with advanced solid tumors, is designed to explore the safety, tolerability and efficacy of ALKS 4230 and assess once-weekly and once-every-three-week subcutaneous dosing schedules. ARTISTRY-2, which we initiated in February 2019, is being conducted in two stages: dose-escalation followed by dose-expansion.

In June 2019, we announced the initiation of the monotherapy expansion stage of ARTISTRY-1, following the identification of 6 µg/kg/day administered intravenously as the recommended phase 2 monotherapy dose of ALKS 4230 to evaluate in patients with renal cell carcinoma or melanoma. The dose escalation stage of ARTISTRY-1 is still ongoing, as the maximum tolerated dose of ALKS 4230 has not yet been reached. The combination therapy stage of ARTISTRY-1 is also ongoing, assessing ALKS 4230 in combination with pembrolizumab in patients with select advanced solid tumors.

In September 2019, U.S. Patent No. 10,407,481 relating to ALKS 4230 was granted.  The patent has claims that cover compositions of ALKS 4230 and expires in 2033.

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

The clinical development program for ALKS 5461 included three core phase 3 efficacy studies (FORWARD-3, FORWARD-4 and FORWARD-5), one core phase 2 efficacy study (Study 202), and additional supportive studies to evaluate the long-term safety, dosing, pharmacokinetic profile and human abuse potential of ALKS 5461. Our NDA for ALKS 5461 was submitted to the FDA in January 2018 and, in February 2019, we announced receipt of a CRL from the FDA for the ALKS 5461 NDA. The CRL states that the FDA is unable to approve the ALKS 5461 NDA in its present form and requests additional clinical data to provide substantial evidence of effectiveness of ALKS 5461 for the adjunctive treatment of MDD.

Results of Operations

Product Sales, net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for % of Sales)	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Product sales, gross	$269.5	100.0%	$217.4	100.0%	$726.7	100.0%	$604.1	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(61.1)	(22.7)%	(48.2)	(22.2)%	(167.3)	(23.0)%	(144.0)	(23.8)%
Chargebacks	(23.8)	(8.8)%	(18.2)	(8.4)%	(61.0)	(8.4)%	(48.6)	(8.0)%
Product discounts	(20.7)	(7.7)%	(17.1)	(7.9)%	(56.3)	(7.7)%	(46.5)	(7.7)%
Medicare Part D	(12.0)	(4.5)%	(8.1)	(3.7)%	(30.5)	(4.2)%	(20.3)	(3.4)%
Other	(13.1)	(4.8)%	(9.8)	(4.5)%	(36.7)	(5.1)%	(27.0)	(4.5)%
Total adjustments	(130.7)	(48.5)%	(101.4)	(46.6)%	(351.8)	(48.4)%	(286.4)	(47.4)%
Product sales, net	$138.8	51.5%	$116.0	53.4%	$374.9	51.6%	$317.7	52.6%

Product sales, net, for VIVITROL in the three and nine months ended September 30, 2019 were $85.2 million and $242.6 million, respectively, as compared to $79.9 million and $218.8 million in the three and nine months ended September 30, 2018, respectively. Product sales, net for ARISTADA/ARISTADA INITIO in the three and nine months ended September 30, 2019 were $53.6 million and $132.3 million, respectively, as compared to $36.1 million and $98.9 million in the three and nine months ended September 30, 2018, respectively.

The increase in product sales, gross was primarily due to increased unit sales of both VIVITROL and ARISTADA. VIVITROL product sales, gross, increased by 11% in each of the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, which was due to an increase in the number of VIVITROL units sold. We did not have a price increase for VIVITROL in 2018 or to date in 2019. ARISTADA and ARISTADA INITIO product sales, gross, increased by 52% and 43%, in the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, which was due to a 42% and 30% increase in the number of ARISTADA and ARISTADA INITIO units sold, respectively, and a 4% and a 6% price increase that went into effect in July 2018 and February 2019, respectively.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$68.4	$65.6	$2.8	$189.0	$175.0	$14.0
RISPERDAL CONSTA	8.3	11.6	(3.3)	55.2	56.2	(1.0)
AMPYRA/FAMPYRA	7.7	20.3	(12.6)	29.7	68.2	(38.5)
Other	19.4	18.9	0.5	66.7	59.9	6.8
Manufacturing and royalty revenues	$103.8	$116.4	$(12.6)	$340.6	$359.3	$(18.7)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and nine months ended September 30, 2019, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $851.0 million and $2,459.0 million, respectively, as compared to $749.0 million and $2,165.0 million, during the three and nine months ended September 30, 2018, respectively. Under our agreement with Janssen, we earn tiered royalty payments on INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until the later of 15 years from the first commercial sale of a product in each individual country or expiry of the license agreement.

The decrease in revenues from RISPERDAL CONSTA in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was due to a 38% and 12% decrease in manufacturing revenue and royalty revenue, respectively. The decrease in revenues from RISPERDAL CONSTA in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was due to a 12% decrease in royalty revenue, partially offset by a 2% increase in manufacturing revenue. The decrease in manufacturing revenue in the three months ended September 30, 2019 was primarily due to a 38% decrease in the amount of RISPERDAL CONSTA shipped to Janssen. The decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which were $167.0 million and $528.0 million in the three and nine months ended September 30, 2019, respectively, as compared to $175.0 million and $559.0 million in the three and nine months ended September 30, 2018, respectively. We recognize manufacturing revenue equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is when the product is approved for shipment. We record royalty revenue, equal to 2.5% of end-market net sales, when the end-market sale of RISPERDAL CONSTA occurs.

The decrease in the amount of manufacturing and royalty revenue recognized for AMPYRA and FAMPYRA in both the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was primarily due to the entry of generic forms of AMPYRA to the U.S. market in September 2018. AMPYRA revenues decreased by 100% and 89%, respectively, in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. This was partially offset by a 15% and 30% increase in FAMPYRA revenues in the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, which was primarily due to an increase in the amount of FAMPYRA manufactured during the periods. We do not anticipate manufacturing any AMPYRA for Acorda during the remainder of 2019. We recognize manufacturing revenues for AMPYRA and FAMPYRA and royalty revenue from AMPYRA over time as the products move through the manufacturing process, using an input method based on costs as a measure of progress. Royalty revenue from FAMPYRA is recognized in the period FAMPYRA is sold by Biogen.

Research and Development Revenue

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Research and development revenue	$12.7	$16.3	$(3.6)	$41.7	$53.3	$(11.6)

The decrease in R&D revenue in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was primarily due to the revenue earned under the license and collaboration agreement with Biogen for BIIB098. Our R&D revenues earned under our license and collaboration agreement with Biogen for BIIB098 were $12.1 million and $39.5 million in the three and nine months ended September 30, 2019, respectively, as compared to $15.7 million and $51.0 million in the three and nine months ended September 30, 2018, respectively. These decreases were due to the timing of activity within the program. We submitted a 505(b)(2) NDA for BIIB098 in December 2018.

License Revenue

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
License revenue	$—	$—	$—	$1.0	$48.3	$(47.3)

During the nine months ended September 30, 2018, we recognized $48.3 million in license revenue related to the license and collaboration agreement with Biogen for BIIB098, which was triggered by Biogen’s decision to pay the $50.0 million option payment following Biogen’s review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for BIIB098, including certain data from our long-term safety clinical trial and part A of the elective, randomized, head-to-head phase 3 gastrointestinal tolerability clinical trial comparing BIIB098 and dimethyl fumarate.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Cost of goods manufactured and sold	$42.3	$39.4	$(2.9)	$133.9	$127.3	$(6.6)

The increase in cost of goods manufactured and sold in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was primarily due to a 48% and 31% increase, respectively, in VIVITROL cost of goods sold, due to the increase in gross sales of VIVITROL, partially offset by a 27% and 15% decrease, respectively, in cost of goods sold related to RISPERDAL CONSTA, due to the decrease in manufacturing revenue of RISPERDAL CONSTA, as described under the heading “Manufacturing and Royalty Revenues” above.

Research and Development Expense

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include clinical and non-clinical activities performed by contract research organizations, consulting fees, laboratory services, purchases of drug product materials and third-party manufacturing development costs. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, internal R&D expenses are not tracked by individual program as they benefit multiple programs or our technologies in general.

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2019 and 2018 relating to each of our development programs and our internal R&D expenses by the nature of such expenses:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
External R&D Expenses:
Development programs:
BIIB098	$7.0	$9.7	$2.7	$25.2	$31.9	$6.7
ALKS 4230	9.4	3.1	(6.3)	23.9	12.3	(11.6)
ALKS 3831	7.1	9.0	1.9	23.0	39.7	16.7
ALKS 5461	4.2	6.3	2.1	15.4	23.1	7.7
ARISTADA and ARISTADA line extensions	1.2	6.2	5.0	5.9	17.5	11.6
Other external R&D expenses	19.5	13.6	(5.9)	46.2	35.8	(10.4)
Total external R&D expenses	48.4	47.9	(0.5)	139.6	160.3	20.7
Internal R&D expenses:
Employee-related	45.6	42.2	(3.4)	137.0	122.8	(14.2)
Depreciation	3.6	3.0	(0.6)	10.2	8.8	(1.4)
Occupancy	3.3	2.9	(0.4)	9.3	8.5	(0.8)
Other	6.8	5.3	(1.5)	18.6	16.0	(2.6)
Total internal R&D expenses	59.3	53.4	(5.9)	175.1	156.1	(19.0)
Research and development expenses	$107.7	$101.3	$(6.4)	$314.7	$316.4	$1.7

These amounts are not necessarily predictive of future R&D expenses. In an effort to allocate our spending most effectively, we continually evaluate our products under development, based on the performance of such products in pre-clinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their commercial viability, among other factors.

The decrease in expenses related to BIIB098 in both periods presented was primarily due to the completion of our elective, randomized, head-to-head phase 3 study designed to compare the gastrointestinal tolerability of BIIB098 and TECFIDERA in patients with relapsing-remitting MS, for which we presented positive topline results in July 2019. The increase in expenses related to ALKS 4230 in both periods presented was primarily related to the timing of the ARTISTRY development program for ALKS 4230, as described under the heading “Key Development Programs” above. The decrease in expenses related to ALKS 3831 in both periods presented was primarily due to the decrease in activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively, partially offset by an increase in activity within a phase 3 study of ALKS 3831 in young adults, which was initiated in June 2017. The decrease in expenses related to ALKS 5461 in both periods presented was primarily due to a decrease in activity within the program as we completed submission of our NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of MDD in January 2018. The decrease in expenses related to ARISTADA and ARISTADA line extensions in both periods presented was primarily due to the timing of ALPINE, our six-month study that evaluated the efficacy, safety and tolerability of ARISTADA and INVEGA SUSTENNA when used to initiate patients experiencing an acute exacerbation of schizophrenia in the hospital and to maintain treatment in an outpatient setting.

The increase in employee-related expenses in both periods was primarily due to an increase in R&D headcount of 9% from September 30, 2018 to September 30, 2019.

Selling, General and Administrative Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Selling, general and administrative expense	$148.7	$128.8	$(19.9)	$445.0	$385.2	$(59.8)

The increase in SG&A expense in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was primarily due to an increase in employee-related expenses of $15.8 million and $46.3 million, respectively, which was primarily due to an increase in our SG&A-related headcount of 17% from September 30, 2018 to September 30, 2019. In addition, marketing and professional services fees increased by $3.3 million and $11.8 million in the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, which was primarily due to additional brand investments in VIVITROL, ARISTADA and ARISTADA INITIO, as well as an increase in patient access support services, such as reimbursement and transition assistance, for all of these products.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Amortization of acquired intangible assets	$10.2	$16.4	$6.2	$30.2	$48.7	$18.5

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2019 is expected to be approximately $40.0 million, $40.0 million, $40.0 million, $35.0 million and $35.0 million in the years ending December 31, 2019 through 2023, respectively.

Other (Expense) Income, net

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Interest income	$3.5	$2.6	$0.9	$10.8	$5.9	$4.9
Interest expense	(3.4)	(3.4)	—	(10.4)	(11.9)	1.5
Change in the fair value of contingent consideration	1.3	4.2	(2.9)	(27.8)	(17.3)	(10.5)
Other expense, net	(1.7)	(0.1)	(1.6)	(1.6)	(2.8)	1.2
Total other (expense) income, net	$(0.3)	$3.3	$(3.6)	$(29.0)	$(26.1)	$(2.9)

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

Income Tax (Benefit) Provision

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable/	September 30,		Favorable/
(In millions)	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Income tax (benefit) provision	$(1.0)	$0.6	$1.6	$(3.2)	$4.3	$7.5

The income tax benefit in the three months ended September 30, 2019 and the income tax provision in the three months ended September 30, 2018 primarily related to U.S. federal and state taxes.  The favorable change in income taxes in the three months ended September 30, 2019, as compared to the corresponding period, was primarily due to discrete tax benefits recorded during the three months ended September 30, 2019.

The income tax benefit in the nine months ended September 30, 2019 primarily related to a $8.4 million discrete tax benefit to reflect the foreign derived intangible income (“FDII”) proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019. The benefit is partially offset by a $4.6 million discrete tax expense for employee equity activity. The income tax provision in the nine months ended September 30, 2018 primarily related to $9.5 million in U.S. federal and state taxes on ordinary income, partially offset by $5.1 million of discrete tax benefits related to the exercise and vesting of stock-based awards. The favorable change in income taxes in the nine months ended September 30, 2019, as compared to the corresponding period, was primarily due to a reduction to ordinary income earned in the U.S. and the recognition of FDII tax benefits, partially offset by increased tax expense from employee equity activity.

We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2019			December 31, 2018
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$197.2	$64.2	$261.4	$139.3	$127.5	$266.8
Investments—short-term	261.9	63.9	325.8	203.3	69.2	272.5
Investments—long-term	8.7	12.7	21.4	51.5	29.2	80.7
Total cash and investments	$467.8	$140.8	$608.6	$394.1	$225.9	$620.0
Outstanding borrowings—short and long-term	$277.7	$—	$277.7	$279.3	$—	$279.3

At September 30, 2019 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$324.2	$1.6	$—	$325.8
Investments—long-term available-for-sale	17.9	—	(0.1)	17.8
Investments—long-term held-to-maturity	3.5	—	—	3.5
Total	$345.6	$1.6	$(0.1)	$347.1

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

We classify available-for-sale investments in an unrealized loss position, that do not mature within 12 months, as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2019, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

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

Information about our cash flows, by category, is presented in “Part I, Item 1–Condensed Consolidated Financial Statements of Cash Flows” of this Form 10-Q. The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Cash and cash equivalents, beginning of period	$266.8	$191.3
Cash flows provided by operating activities	30.0	38.7
Cash flows used in investing activities	(40.4)	(14.4)
Cash flows provided by financing activities	5.0	0.4
Cash and cash equivalents, end of period	$261.4	$216.0

The change in cash flows from operating activities in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a 20% increase in cash paid to our employees, which was primarily due to a 10% increase in our headcount from September 30, 2018 to September 30, 2019. This was partially offset by a 6% increase in cash received from our customers, which was primarily due to the increase in our product sales, net, as described under the heading “Product Sales, net” above.

The increase in cash flows used in investing activities in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a $29.3 million decrease in the net sales of investments, partially offset by the $10.0 million that we received from Recro in connection with the contingent consideration from the Gainesville Transaction.

The increase in cash flows provided by financing activities in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was due to a $4.6 million increase in the amount of cash we received from our employees upon the exercise of stock options.

Borrowings

At September 30, 2019, the principal balance of our borrowings consisted of $280.0 million outstanding under our 2023 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a further discussion of our 2023 Term Loans.

Contractual Obligations

Refer to the “Contractual Obligations” section within “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for a discussion of our contractual obligations. Our contractual obligations have not materially changed from the date of our Annual Report.

Off-Balance Sheet Arrangements

At September 30, 2019, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report and Q2 Quarterly Report. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” of our Annual Report and “Part II, Item 1A—Risk Factors” of our Q2 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2019. As of September 30, 2019, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.

During the three months ended September 30, 2019, we acquired 7,215 of our ordinary shares, at an average price of $21.65 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Date: October 23, 2019