Form 10-K
period 2019-12-31
Alkermes plc.
filed 2020-02-13
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35299

ALKERMES PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-1007018 (I.R.S. Employer Identification No.)
Connaught House 1 Burlington Road Dublin 4, Ireland (Address of principal executive offices)	D04 C5Y6 (Zip code)

+353-1-772-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.01 par value	ALKS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s ordinary shares held by non‑affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,507,584,798.

As of February 4, 2020, 157,787,433 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2019

CAUTIONARY NOTE CONCERNING FORWARD‑LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. Forward‑looking statements in this Annual Report on Form 10‑K (this “Annual Report”) include, without limitation, statements regarding:

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

Actual results might differ materially from those expressed or implied by these forward‑looking statements because these forward‑looking statements are subject to risks, assumptions and uncertainties. You are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward‑looking statements concerning the matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. In light of these risks, assumptions and uncertainties, the forward‑looking events discussed in this Annual Report might not occur. For more information regarding the risks, assumptions and uncertainties of our business, see “Item 1A—Risk Factors” in this Annual Report.

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

NOTE REGARDING COMPANY AND PRODUCT REFERENCES

Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Annual Report is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Annual Report include our marketed products, marketed products using our proprietary technologies, our product candidates, product candidates using our proprietary technologies, development products and development products using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Annual Report are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Annual Report are used interchangeably with references to “partners.”

NOTE REGARDING TRADEMARKS

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, NanoCrystal®, and VIVITROL®.

The following are trademarks of the respective companies listed: ABILIFY® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, TYSABRI® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BRIXADI®—Braeburn Inc.; BUNAVAILTM—BioDelivery Sciences; CAMPRAL®—Merck Sante; CAPLYTA®—Intra-Cellular Therapies, Inc.; COPAXONE®—Teva Pharmaceutical Industries Ltd.; EXTAVIA®, GILENYA®, and MAYZENT®—Novartis AG; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION® and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); LATUDA®— Sumitomo Dainippon Pharma Co., Ltd.; MAVENCLAD®—Merck KGaA, REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); PROBUPHINE®—Titan Pharmaceuticals, Inc.; REXULTI®— H. Lundbeck A/S plc; PERSERIS®, SUBOXONE®, SUBUTEX® and SUBLOCADE®—Indivior plc (or its affiliates); ZUBSOLV®—Orexo US, Inc.; ZYPREXA® and ZYPREXA RELPREVV®—Eli Lilly and Company (“Lilly”); and VRAYLAR®— Forest Laboratories, LLC. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1.Business

The following discussion contains forward‑looking statements. Actual results may differ significantly from those expressed or implied in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 in this Annual Report. Factors that might cause future results to differ materially from those expressed or implied in the forward‑looking statements include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report.

Overview

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed products focused on central nervous system disorders such as addiction and schizophrenia and a pipeline of product candidates in the fields of neuroscience and oncology. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

In November 2019, Alkermes acquired Rodin Therapeutics, Inc. (“Rodin”), a privately-held biopharmaceutical company focused on developing novel, small molecule therapeutics for synaptopathies. This acquisition expanded Alkermes’ R&D efforts to include small molecule therapeutics for synaptopathies.

Marketed Products

The key marketed products discussed below are expected to generate significant revenues for us. See “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for these marketed products.

The following provides summary information regarding our proprietary products that we commercialize:

Product	Indication(s)	Territory

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Alcohol dependence and Opioid dependence	U.S.

The following provides summary information regarding our licensed products, and third-party products using our proprietary technologies under license, that are commercialized by our licensees:

Third-Party Products Using Our Proprietary Technologies

Product	Indication(s)	Licensee	Licensed Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. (“Janssen, Inc.”) and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide
INVEGA SUSTENNA / XEPLION	INVEGA SUSTENNA: Schizophrenia and Schizoaffective disorder XEPLION: Schizophrenia	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”)	Worldwide
INVEGA TRINZA / TREVICTA	Schizophrenia	Janssen	Worldwide

Our Licensed Products

Product	Indication(s)	Licensee	Licensed Territory

VIVITROL	Alcohol dependence and Opioid dependence	Cilag GmbH International (“Cilag”)	Russia and Commonwealth of Independent States (“CIS”)
VUMERITY	Multiple sclerosis	Biogen	Worldwide

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from addiction and schizophrenia.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is available in four dose strengths with once-monthly dosing options (441 mg, 662 mg and 882 mg), a six-week dosing option (882 mg) and a two-month dosing option (1064 mg). ARISTADA is packaged in a ready-to-use, pre-filled product format. We developed ARISTADA and exclusively manufacture and commercialize it in the U.S.

ARISTADA INITIO

ARISTADA INITIO (aripiprazole lauroxil), consisting of a single injection of 675 mg ARISTADA INITIO in combination with a single 30 mg dose of oral aripiprazole, is indicated for the initiation of ARISTADA when used for the treatment of schizophrenia in adults. ARISTADA INITIO leverages our proprietary NanoCrystal technology and provides an extended-release formulation of aripiprazole lauroxil in a smaller particle size compared to ARISTADA. This smaller particle size enables faster dissolution and leads to more rapid achievement of relevant levels of aripiprazole. The first ARISTADA dose may be administered on the same day as the ARISTADA INITIO regimen or up to 10 days thereafter. We developed ARISTADA INITIO and exclusively manufacture and commercialize it in the U.S.

What is schizophrenia?

Schizophrenia is a serious brain disorder marked by positive symptoms (hallucinations and delusions, disorganized speech and thoughts, and agitated or repeated movements) and negative symptoms (depression, blunted emotions and social withdrawal). Approximately 3.5 million people are diagnosed with schizophrenia in the U.S., with men and women affected equally. Worldwide, it is estimated that one person in every 100 develops schizophrenia. Studies have demonstrated that as many as 75% of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms.

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

For a discussion of legal proceedings related to VIVITROL, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “—Patent protection for our products is important and uncertain,” “—Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business” and “—Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

What are opioid dependence and alcohol dependence?

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2018 U.S. National Survey on Drug Use and Health, an estimated 1.9 million people aged 18 or older in the U.S. had an opioid use disorder in the past year. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2018 U.S. National Survey on Drug Use and Health, an estimated 14.4 million people aged 18 or older in the U.S. had an alcohol use disorder in the past year. Adherence to medication is particularly challenging with these patient populations.

In 2013, with the publication of the Diagnostic Statistical Manual (“DSM”) 5, the DSM IV diagnoses of substance use disorders as either dependence or abuse (i.e., opioid dependence or alcohol dependence), which reflects the approved indication of VIVITROL, were combined into one diagnostic category of “substance use disorders” (i.e., opioid use disorder or alcohol use disorder) with three categories of disorder severity—mild, moderate or severe.

Licensed Products and Products Using Our Proprietary Technologies

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products. Such arrangements include the following:

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate 3-month injection) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies.

INVEGA SUSTENNA is approved in the U.S. for the treatment of schizophrenia and for the treatment of schizoaffective disorder as either a monotherapy or adjunctive therapy. Paliperidone palmitate extended-release injectable suspension is approved in the European Union (“EU”) and other countries outside of the U.S. for the treatment of schizophrenia and is marketed and sold under the trade name XEPLION. INVEGA SUSTENNA/XEPLION uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA/XEPLION is manufactured by Janssen. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

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

RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one intramuscular injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us. For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

Revenues from Janssen accounted for approximately 28%, 29% and 33% of our consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. See “Collaborative Arrangements” in “Item 1—Business” in this Annual Report for additional information about our relationship with Janssen.

What is bipolar I disorder?

Bipolar I disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. Patients with this brain disorder may experience debilitating mood swings, from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode and affects approximately one percent of the American adult population in any given year. The median age of onset for bipolar I disorder is 25 years.

What is schizoaffective disorder?

Schizoaffective disorder is a condition in which a person experiences a combination of schizophrenia symptoms, such as delusions, hallucinations or other symptoms characteristic of schizophrenia, and mood disorder symptoms, such as mania or depression. Schizoaffective disorder is a serious mental illness that affects about one in 300 people.

VIVITROL (Russia and CIS)

VIVITROL is described more fully above under the heading “Proprietary Products” in “Item 1—Business” in this Annual Report. We developed and exclusively manufacture VIVITROL for Cilag. Cilag exclusively commercializes VIVITROL in Russia and certain countries of the CIS.

VUMERITY (Diroximel Fumarate)

VUMERITY (diroximel fumarate), formerly referred to as BIIB098, is a novel, oral fumarate with a distinct chemical structure that was approved in the U.S. in October 2019 for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see “Collaborative Arrangements—Biogen” in “Item 1—Business” in this Annual Report.

Revenues from Biogen related to this license and collaboration agreement accounted for approximately 17%, 10% and less than 10% of our consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

What is multiple sclerosis?

Multiple sclerosis, or MS, is an unpredictable, often disabling disease of the CNS, which interrupts the flow of information within the brain, and between the brain and body. MS symptoms can vary over time and from person to person. Symptoms may include extreme fatigue, impaired vision, problems with balance and walking, numbness or pain and other sensory changes, bladder and bowel symptoms, tremors, problems with memory and concentration and mood changes, among others. Approximately 400,000 individuals in the U.S. and 2.5 million people worldwide have MS, and most are diagnosed between the ages of 15 and 50.

Key Development Programs

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes in major CNS disorders and in oncology. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Item 1A—Risk Factors” in this Annual Report. See “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the intellectual property protection for our development candidates.

ALKS 3831

ALKS 3831 is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder. ALKS 3831 is composed of samidorphan, a novel, new molecular entity, co-formulated with the established antipsychotic agent, olanzapine, in a single bilayer tablet.

ALKS 3831 is designed to provide the robust antipsychotic efficacy of olanzapine while mitigating olanzapine-associated weight gain. The ENLIGHTEN clinical development program for ALKS 3831 includes two key phase 3 studies in patients with schizophrenia: ENLIGHTEN-1, a four-week study which evaluated the antipsychotic efficacy of ALKS 3831 compared to placebo, and ENLIGHTEN-2, a six-month study which assessed weight gain with ALKS 3831 compared to ZYPREXA® (olanzapine). The program also includes supportive studies to evaluate the pharmacokinetic (“PK”) and metabolic profile and long-term safety of ALKS 3831, and pharmacokinetic bridging studies comparing ALKS 3831 and ZYPREXA.

In May 2019, we conducted a pre-NDA meeting with the U.S. Food and Drug Administration (“FDA”) to discuss the FDA’s key requirements for the new drug application (“NDA”) for ALKS 3831, including those related to efficacy, safety, weight and metabolic profile, and the expansion of the planned NDA for ALKS 3831 to encompass the treatment of bipolar I disorder in addition to the treatment of schizophrenia. In November 2019, we submitted our NDA to the FDA,seeking approval for ALKS 3831 for the treatment of schizophrenia and for the treatment of manic and mixed episodes associated with bipolar I disorder as a monotherapy or adjunct to lithium or valproate and for maintenance treatment of bipolar I disorder. In January 2020, the FDA accepted the ALKS 3831 NDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 15, 2020. The ALKS 3831 NDA includes data from the ENLIGHTEN clinical development program in patients with schizophrenia, as well as PK bridging data comparing ALKS 3831 and ZYPREXA. We are seeking approval of fixed dosage strengths of ALKS 3831 composed of 10 mg of samidorphan co-formulated with 5 mg, 10 mg, 15 mg or 20 mg of olanzapine.

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

ARTISTRY is our clinical development program that evaluates ALKS 4230 in patients with advanced solid tumors. ARTISTRY-1, an ongoing phase 1/2 study of ALKS 4230 administered via intravenous infusion as a monotherapy and in combination with the anti-PD-1 therapy, pembrolizumab, is designed to evaluate the safety profile and anti-tumor activity of ALKS 4230 in patients with select advanced solid tumors. ARTISTRY-1 has three distinct stages: an ongoing monotherapy dose-escalation stage, an ongoing monotherapy expansion stage, and an ongoing combination therapy stage with the PD-1 inhibitor pembrolizumab in patients with select advanced solid tumors. ARTISTRY-2, an ongoing phase 1/2 study of ALKS 4230 administered subcutaneously as monotherapy and in combination with pembrolizumab in patients with advanced solid tumors, is designed to explore the safety, tolerability and efficacy of ALKS 4230 and assess once-weekly and once-every-three-week subcutaneous dosing schedules. ARTISTRY-2, which we initiated in February 2019, is being conducted in two stages: an ongoing dose-escalation stage, to be followed by a dose-expansion stage.

In November 2019, we presented data from the ARTISTRY clinical development program at the 2019 Society for Immunotherapy of Cancer Meeting.

Collaborative Arrangements

We have entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technological, financial, marketing, manufacturing and other resources. See “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for these products.

Janssen

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Under our license agreement with Janssen Pharmaceutica N.V., we granted Janssen a worldwide exclusive license under our NanoCrystal technology to develop, commercialize and manufacture INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and related products.

Under this license agreement, we received milestone payments upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. We receive tiered royalty payments between 3.5% and 9% of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA end-market net sales in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. The know‑how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million, 5.5% on calendar year net sales of between $250 million and $500 million and 7.5% on calendar year net sales exceeding $500 million. The know‑how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to the expiry of the license agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement expires upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products.

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

We exclusively manufacture RISPERDAL CONSTA for commercial sale. Under our manufacturing and supply agreement with Janssen, we receive manufacturing revenue based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the applicable calendar year. This percentage is determined based on Janssen’s unit demand for such calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. Either party may terminate the manufacturing and supply agreement upon a material breach by the other party, which is not resolved within 60 days after receipt of a written notice specifying the material breach or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to us. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to us on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

Acorda

Under an amended and restated license agreement, we granted Acorda an exclusive worldwide license to use and sell and, solely in accordance with our supply agreement, to make or have made, AMPYRA/FAMPYRA. We receive certain commercial and development milestone payments, license revenues and a royalty of approximately 10% based on net selling price of AMPYRA and FAMPYRA by Acorda and its sub‑licensee, Biogen. This royalty payment may be reduced in any country based on lack of patent coverage, competing products achieving certain minimum sales thresholds, and whether we manufacture the product.

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

Under our commercial manufacturing supply agreement with Acorda, we manufacture and supply AMPYRA/FAMPYRA for Acorda (and its sub‑licensee, Biogen). Under the terms of the agreement, Acorda may obtain up to 25% of its total annual requirements of product from a second‑source manufacturer. We receive manufacturing royalties equal to 8% of net selling price (or higher under certain circumstances) for all product manufactured by us and a compensating payment for product manufactured and supplied by a third party. We may terminate the commercial manufacturing supply agreement upon 12 months’ prior written notice to Acorda, and either party may terminate the commercial manufacturing supply agreement following a material and uncured breach of the commercial manufacturing supply agreement or amended and restated license agreement or the entry into bankruptcy or dissolution proceedings by the other party. In addition, subject to early termination of the commercial manufacturing supply agreement noted above, the commercial manufacturing supply agreement terminates upon the expiry or termination of the amended and restated license agreement.

We are entitled to receive the following milestone payments under our amended and restated license agreement with Acorda for each of the third and fourth new indications of the product developed thereunder: (i) $1.0 million upon initiation of a phase 3 clinical trial; (ii) $1.0 million upon acceptance of an NDA by the FDA; (iii) $1.5 million upon approval of the NDA by the FDA; and (iv) $1.5 million upon the first commercial sale.

Biogen

Under a license and collaboration agreement with Biogen, which we entered into in November 2017 and amended in October 2018, January 2019 and October 2019, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement.

Under this license and collaboration agreement, we received an upfront cash payment of $28.0 million in November 2017, and milestone payments of $50.0 million, $150.0 million and $5.0 million in June 2018, November 2019 and December 2019, respectively, upon the achievement of certain developmental milestones, including FDA approval of the NDA for VUMERITY in October 2019, and amendment of the license and collaboration agreement in October 2019. We are also eligible to receive additional payments upon achievement of milestones with respect to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

In addition, we receive a 15% royalty on worldwide net sales of VUMERITY, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of VUMERITY. We are also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for VUMERITY are subject to customary reductions, as set forth in the license and collaboration agreement.

Except in limited circumstances, we were responsible for the development of VUMERITY until it was approved by the FDA.  Following FDA approval of VUMERITY in October 2019 and except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by patents licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen has an option to assume responsibility, subject to a transition period, for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of product that is manufactured by Biogen or its designee.

If VUMERITY discontinuations due to gastrointestinal adverse events in VUMERITY’s long-term safety clinical trial exceed a certain pre-defined threshold, then “GI Inferiority” shall be deemed to exist, and (i) Biogen shall have the right to recapture from us its $50.0 million option payment through certain temporary reductions in royalty rates, and (ii) the minimum annual payments Biogen owes to us shall terminate.

Unless earlier terminated, the license and collaboration agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the license and collaboration agreement at will, on a product-by-product basis or in its entirety upon 180 days’ prior notice to us. Either party has the right to terminate the license and collaboration agreement following any governmental prohibition of the transactions effected by the agreement, or in connection with an insolvency event involving the other party. Upon termination of the license and collaboration agreement by either party, then, at our request, the VUMERITY program will revert to us.

Proprietary Technology Platforms

We have used our proprietary technology platforms, which include technologies owned and exclusively licensed to us, to establish drug development, clinical development and regulatory expertise.

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

Oral Controlled Release Technology

Our oral controlled release (“OCR”) technologies are used to formulate, develop and manufacture oral dosage forms of pharmaceutical products with varied drug release profiles.

Manufacturing and Product Supply

We own and occupy an R&D and manufacturing facility in Athlone, Ireland and a manufacturing facility in Wilmington, Ohio. We either purchase active pharmaceutical ingredients (“API”) from third parties or receive it from our third‑party licensees to formulate products using our technologies. The manufacture of our products for clinical trials and commercial use is subject to Current Good Manufacturing Practices (“cGMP”) regulations and other regulations. Our manufacturing and development capabilities include formulation through process development, scale‑up and full‑scale commercial manufacturing and specialized capabilities for the development and manufacturing of controlled substances.

Although some materials and services for our products are currently only available from a single source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources and/or negotiate long‑term supply arrangements. However, we cannot be certain that we will continue to be able to obtain long‑term supplies of our manufacturing materials.

Our supply chain is growing with an expanding external network of third‑party service providers involved in the manufacture of our products who are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of API, raw materials, or components, or in the manufacture, fill‑finish, packaging, or storage of our marketed or development products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “—We rely on third parties to provide services in connection with the manufacture and distribution of our products” and “—We are subject to risks related to the manufacture of our products.”

Marketed Products

We manufacture ARISTADA and ARISTADA INITIO, and microspheres for RISPERDAL CONSTA and VIVITROL, in our Wilmington, Ohio facility. We are currently operating one RISPERDAL CONSTA line, two VIVITROL lines, two ARISTADA lines and one ARISTADA INITIO line at commercial scale. We source our packaging operations for VIVITROL, ARISTADA and ARISTADA INITIO to third‑party contractors. Janssen is responsible for packaging operations for RISPERDAL CONSTA and, in Russia and certain countries of the CIS, VIVITROL. Our Wilmington, Ohio facility has been inspected by U.S., European (including the UK Medicines and Healthcare products Regulatory Agency), Chinese, Japanese, Brazilian, Turkish and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

We manufacture AMPYRA, FAMPYRA, VUMERITY, and other products in our Athlone, Ireland facility. This facility has been inspected by U.S., Irish, Brazilian, Turkish, Saudi Arabian, Korean, Belarusian, Russian and Chinese regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing. In 2019, the FDA completed a pre-approval inspection and recommended the Athlone, Ireland facility for approval to manufacture commercial supplies of VUMERITY.

For more information about our manufacturing facilities, see “Item 2—Properties” in this Annual Report.

Clinical Products

We have established, and are operating, facilities with the capability to produce clinical supplies of injectable extended‑release products, solid dosage form products and biologics products at our Wilmington, Ohio facility and solid dosage form products at our Athlone, Ireland facility. We have also contracted with third‑party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of products for clinical use.

Research & Development

We devote significant resources to R&D programs. We focus our R&D efforts on developing novel therapeutics in areas of high unmet medical need. Our R&D efforts include, but are not limited to, areas such as pharmaceutical formulation, analytical chemistry, process development, engineering, scale‑up and drug optimization/delivery. Please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for additional information relating to our R&D expenditures.

Permits and Regulatory Approvals

We hold various licenses in respect of our manufacturing activities conducted in Wilmington, Ohio and Athlone, Ireland. The primary licenses held in this regard are FDA Registrations of Drug Establishment and Drug Enforcement Administration of the U.S. Department of Justice (“DEA”). We also hold a Manufacturers Authorization (No. M1067), an Investigational Medicinal Products Manufacturers Authorization (No. IMP074) and Certificates of Good Manufacturing Practice Compliance of a Manufacturer (Ref. 2014/7828/IMP074 and 2014/7828/M1067) from the Health Products Regulatory Authority in Ireland (“HPRA”) in respect of our Athlone, Ireland facility, and a number of Controlled Substance Licenses granted by the HPRA. Due to certain U.S. state law requirements, we also hold state licenses to cover distribution activities conducted in certain states and not in respect of any manufacturing activities conducted in those states.

We do not generally act as the marketing authorization holder for products incorporating our drug delivery technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant marketing authorization from the FDA or other regulatory authority, and we would support this authorization by furnishing a copy of the product’s Drug Master File, or chemistry, manufacturing and controls data, to the relevant regulator. We generally update this information annually with the relevant regulator. In other cases where we have developed proprietary products, such as VIVITROL, ARISTADA and ARISTADA INITIO, we hold the marketing authorization and related regulatory documentation ourselves.

Marketing, Sales and Distribution

We are responsible for the marketing of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. We focus our sales and marketing efforts on physicians in private practice and in public treatment systems. We believe that we use customary pharmaceutical company practices to market our products, including through advertisements, professional symposia, selling initiatives and other methods, and to educate individual physicians, nurses, social workers, counselors and other stakeholders involved in the treatment of opioid dependence, alcohol dependence and schizophrenia. We provide, and contract with third‑party vendors to provide, customer service and other related programs for our products, such as product‑specific websites, insurance research services and order, delivery and fulfillment services.

Our sales force for VIVITROL in the U.S. consists of approximately 100 individuals. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2019 to Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation (“AmerisourceBergen”) represented approximately 23%, 21% and 12%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA and ARISTADA INITIO in the U.S. consists of approximately 250 individuals. ARISTADA and ARISTADA INITIO are primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2019 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 43%, 25% and 24%, respectively, of total ARISTADA and ARISTADA INITIO gross sales.

ICS, a division of AmerisourceBergen, provides warehousing, shipping and administrative services for VIVITROL, ARISTADA and ARISTADA INITIO.

Under our license agreements with Janssen, Acorda, Biogen and other licensees and sublicensees, they are each responsible for the commercialization of any products developed under their respective agreement if and when regulatory approval is obtained.

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

With respect to our products, we believe that our ability to successfully compete will depend on, among other things, the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products; the efficacy, safety and reliability of our products compared to competing or alternative products; product acceptance by, and preferences of, physicians, other health care providers and patients; our ability to comply with applicable laws, regulations and regulatory requirements with respect to the commercialization of our products, including any changes or increases to regulatory restrictions; protection of our proprietary rights relating to our products; our ability to obtain reimbursement for our products in approved indications; our ability to complete clinical development and obtain regulatory approvals for our products, and the timing and scope of regulatory approvals; our ability to provide a reliable supply of commercial quantities of a product to the market; and our ability to recruit, retain and develop skilled employees.

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including, but not limited to Luye Pharma Group Ltd. (“Luye Pharma”), which is developing risperidone formulated as extended release microspheres for intramuscular injection for the treatment of schizophrenia and/or schizoaffective disorders. In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; CAPLYTA (lumateperone), an oral, once-daily anti-psychotic developed by Intra-Cellular Therapies, Inc.; other oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole; REXULTI, which is co-marketed by Otsuka Pharm Co. and H. Lundbeck A/S plc; LATUDA, which is marketed and sold by Sunovion Pharmaceuticals Inc.; VRAYLAR, which is marketed and sold by Allergan plc; ABILIFY MAINTENA; risperidone; quetiapine; olanzapine; ziprasidone and clozapine.

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

In the treatment of MS, VUMERITY competes with AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and MAVENCLAD from EMD Serono, Inc.; GILENYA, EXTAVIA and MAYZENT from Novartis AG; and AUBAGIO and LEMTRADA from Sanofi-Aventis.

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

Patents and Proprietary Rights

Our success will be dependent, in part, on our ability to obtain and maintain patent protection for our products, including those marketed and sold by our licensees, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others. We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications, which includes numerous patents in the U.S. and in other countries directed to compositions of matter, methods of treatment and formulations, as well as processes of preparation. In the future, we plan to file additional patent applications in the U.S. and in other countries directed to new or improved products and processes, and we intend to continue to vigorously defend our patent positions. In addition, our licensees may own additional patents that cover those products owned by such licensees that incorporate our proprietary technologies and for which we receive royalties.

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
10,352,529	ARISTADA; ARISTADA INITIO	2030
9,034,867	ARISTADA	2032
10,226,458	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
10,342,877	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,238,651	ARISTADA	2035
10,478,434	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035

In the U.S., in addition to patent protection, ARISTADA is entitled to regulatory exclusivity until October 2020, a benefit afforded to new chemical entities.

VIVITROL and RISPERDAL CONSTA

We have a number of patents and pending patent applications covering our microsphere technology throughout the world, which, to some extent, cover VIVITROL and RISPERDAL CONSTA. The latest to expire of our patents covering RISPERDAL CONSTA expire in the U.S. in 2023 and in the EU in 2021. We own one unexpired Orange-Book listed U.S. patent covering RISPERDAL CONSTA, which expires in 2020. For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

We own seven unexpired Orange-Book listed U.S. patents covering VIVITROL. The latest to expire of our patents covering VIVITROL expire in the U.S. in 2029 and in the EU in 2021. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal Pharmaceuticals LLC (“Amneal”), we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances.

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Our NanoCrystal technology patent portfolio, licensed to Janssen in relation to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, contains a number of granted patents and pending patent applications throughout the world, including in the U.S. and in countries outside of the U.S. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest to expire of the licensed patents covering INVEGA TRINZA/TREVICTA in the U.S. expired in 2017 and in the EU will expire in 2022. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

VUMERITY

We have U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover VUMERITY. U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733, each expiring in 2033, cover compositions of, or methods of treatment for, VUMERITY.

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

U.S. Patent No.	Product(s) Covered	Expiration Date
7,956,187	ALKS 3831	2021
8,252,929	ALKS 3831	2021
7,262,298	ALKS 3831	2025
8,680,112	ALKS 3831	2030
9,119,848	ALKS 3831	2031
10,005,790	ALKS 3831	2031
8,778,960	ALKS 3831	2031
9,126,977	ALKS 3831	2031
9,517,235	ALKS 3831	2031
9,943,514	ALKS 3831	2031
10,300,054	ALKS 3831	2031

ALKS 4230

We have U.S. patents and patent applications, and a number of corresponding foreign counterparts, that cover ALKS 4230. U.S. Patent Nos. 9,359,415 and 10,407,481, each expiring in 2033, cover compositions of ALKS 4230.

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

We also rely on trade secrets, know‑how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, licensees, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know‑how or other technology not protected by a patent were to be disclosed to, or independently developed by, a competitor, such event could materially adversely affect our business, financial condition, cash flows and results of operations. For more information, see “Item 1A—Risk Factors” in this Annual Report.

Our trademarks, including VIVITROL, ARISTADA and ARISTADA INITIO, are important to us and are generally covered by trademark applications or registrations in the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Our licensed products and products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson, VUMERITY, which is a registered trademark of Biogen (and used by Alkermes under license) and AMPYRA and FAMPYRA, which are registered trademarks of Acorda. Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

Investigational New Drug Exemption:  Pre‑clinical testing results obtained from in vivo studies in several animal species, as well as from in vitro studies, are submitted to the FDA, as part of an Investigational New Drug (“IND”) Application, and are reviewed by the FDA prior to the commencement of human clinical trials. The pre‑clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers.

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

Once an NDA or BLA is accepted for filing, the FDA has 10 months, under its standard review process, within which to review the application (for some applications, the review process is longer than 10 months). For drugs that, if approved, would represent a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications, the FDA may assign “priority review” designation and review the application within six months. The FDA has additional review pathways to expedite development and review of new drugs that are intended to treat serious or life‑threatening conditions and demonstrate the potential to address unmet medical needs, including: “Fast Track,” “Breakthrough Therapy,” and “Accelerated Approval.” However, none of these expedited pathways ensure that a product will receive FDA approval.

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

Outside the United States

Certain of our products are commercialized by our licensees in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post‑approval regulatory processes that are similar in principle to those in the U.S. In Europe, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the European Medicines Agency (“EMA”). The marketing application is similar to the NDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (“CHMP”), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the European Commission (“EC”). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states.

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

Good Manufacturing Processes

The FDA, the EMA, the competent authorities of the EU member states and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving approval from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. Companies also must adhere to cGMP and product‑specific regulations enforced by the FDA and other regulatory agencies both in the manufacture of clinical product and following product approval. The FDA, the EMA and other regulatory agencies also conduct regular, periodic visits to re‑inspect equipment, facilities and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Hatch‑Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch‑Waxman Act”), Congress created an abbreviated FDA review process for generic versions of pioneer, or brand‑name, drug products. The law also provides incentives by awarding, in certain circumstances, non‑patent related marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non‑patent‑related marketing exclusivity in addition to any patent protection the drug product may have. The Hatch‑Waxman Act provides five years of new chemical entity (“NCE”) marketing exclusivity to the first applicant to gain approval of an NDA for a product that contains an active ingredient, known as the active drug moiety, not found in any other approved product. The FDA is prohibited from accepting any abbreviated NDA (“ANDA”) for a generic drug or 505(b)(2) application referencing the NCE for five years from the date of approval of the NCE, or four years in the case of an ANDA or 505(b)(2) application containing a patent challenge, and in both cases may not approve such generic drug or 505(b)(2) application until expiration of NCE marketing exclusivity. A 505(b)(2) application is an NDA wherein the applicant relies, in part, on data and the FDA’s findings of safety and efficacy from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Hatch-Waxman Act exclusivities will not prevent the submission or approval of a full NDA (e.g., under 505(b)(1)), as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

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

Sales and Marketing

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti‑kickback laws and false claims laws. Anti‑kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the broad scope of the U.S. statutory provisions, the general absence of guidance in the form of regulations, and few court decisions addressing industry practices, it is possible that our practices might be challenged under anti‑kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third‑party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In addition, federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed. See “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “—If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business,” “—Revenues generated by sales of our products depend on the availability of reimbursement from third‑party payers, and a reduction in payment rate or reimbursement or an increase in our financial obligation to governmental payers could result in decreased sales of our products and decreased revenues” and “—The commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our business and share price.”

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

Medicare Part D provides coverage to enrolled Medicare patients for self‑administered drugs (i.e. drugs that do not need to be injected or otherwise administered by a physician) and certain physician-administered drugs reimbursed under a pharmacy benefit. Medicare Part D also covers the prescription drug benefit for dual eligible beneficiaries. Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time‑to‑time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Except for dual eligible Medicare Part D beneficiaries who qualify for low income subsidies, manufacturers, including us, are required to provide a seventy percent (70%) discount on our brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

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

The General Data Protection Regulation (“GDPR”): The GDPR came into force on May 25, 2018 and replaced the previous EU Data Protection Directive (95/46). The GDPR, which governs the processing of personal data (including personal health data), applies to the Company and any of its subsidiaries that are established in the EU as well as any of its subsidiaries that are established outside the EU to the extent that they process personal data relating to clinical trial participants in the EU. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

Other Laws: We are subject to a variety of financial disclosure, securities trading regulations and governmental regulations as an Irish-incorporated public company in the U.S., including laws relating to the oversight activities of the SEC, the Irish Companies Act 2014, and the regulations of the Nasdaq Stock Market (“Nasdaq”), on which our shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work.

Employees

As of February 4, 2020, we had approximately 2,235 full‑time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biopharmaceutical or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information and Website Disclosure

Our principal executive offices are located at Connaught House, 1 Burlington Road, Dublin 4, Ireland D04 C5Y6. Our telephone number is +353‑1‑772‑8000 and our website address is www.alkermes.com. Information found on, or accessible through, our website is not incorporated into, and does not form a part of, this Annual Report. We make available free of charge through the Investors section of our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available on our website (i) the charters for the standing committees of our board of directors, including the Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC.

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

We receive substantial revenue from our key products and our success depends on our ability to maintain or increase sales of such products.

Sales of our proprietary products, VIVITROL and ARISTADA, comprise an increasingly significant portion of our revenues, and we continue to depend upon the substantial revenue generated from the sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA by Janssen and upon sales of FAMPYRA by Biogen. Any significant negative developments relating to these products, or to our licensee relationships, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The revenues that we receive from manufacturing fees and royalties depend primarily upon the success of our licensees, and particularly Janssen, Acorda and Biogen, in commercializing certain products. Janssen is responsible for the commercialization of RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION, and INVEGA TRINZA/TREVICTA, and, in Russia and the CIS, VIVITROL. Acorda is responsible for commercializing AMPYRA, and Biogen is responsible for commercializing FAMPYRA and VUMERITY. We have no involvement in the commercialization efforts for these and other products sold by third parties to which we have licensed our proprietary technology. Our revenues may fall below our expectations, the expectations of our licensees or those of investors, which could have a material adverse effect on our results of operations and the market price of our ordinary shares. Such revenues will depend on numerous factors, many of which are outside our control.

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

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and biopharmaceutical companies, including other companies with similar technologies, and manufacturers of generic drugs (see “—We or our licensees may face claims against our intellectual property rights covering our products and competition from generic drug manufacturers” for additional information relating to competition from generic drug manufacturers). Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and/or royalty revenues. These competitors are working to develop and market other systems, products, and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used with or without a drug delivery system.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including, but not limited to Luye Pharma, which is developing risperidone formulated as extended release microspheres for intramuscular injection for the treatment of schizophrenia and/or schizoaffective disorders. In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA, (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; CAPLYTA (lumateperone), an oral, once-daily anti-psychotic developed by Intra-Cellular Therapies, Inc.; other oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole; REXULTI, which is co-marketed by Otsuka Pharm Co. and H. Lundbeck A/S plc; LATUDA, which is marketed and sold by Sunovion Pharmaceuticals Inc.; VRYLAR, which is marketed and sold by Allergan plc; ABILIFY MAINTENA, risperidone, quetiapine, olanzapine, ziprasidone and clozapine.

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

In the treatment of MS, VUMERITY competes with AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and MAVENCLAD from EMD Serono, Inc.; GILENYA, EXTAVIA and MAYZENT from Novartis AG; and AUBAGIO and LEMTRADA from Sanofi-Aventis.

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

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or in any markets outside the U.S. or that sales of our products will not decline or cease in the future. A number of factors may cause revenues from sales of our products to grow at a slower than expected rate, or even to decrease or cease, including:

•

the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe, dispense and/or administer, and patients to use, our products, including those that may be scheduled by the DEA (if and when approved);

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
•

the unfavorable outcome of investigations, litigation or other legal proceedings, including government investigations regarding VIVITROL, securities litigation relating to ALKS 5461, and litigation or other proceedings before the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”), including so-called “Paragraph IV” litigation relating to INVEGA SUSTENNA and RISPERDAL CONSTA, opposition proceedings in the EU relating to RISPERDAL CONSTA and any other litigation related to any of our products;

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
•

global political changes and/or instability, including the exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), and any related changes in applicable laws and regulations, that may impact resources and markets for our products outside of the U.S.; and

•	any other material adverse developments with respect to the commercialization of our products.

These and other factors, including other risks disclosed in this “Item 1A—Risk Factors” in this Annual Report, could materially adversely affect our revenues, financial condition, cash flows and results of operations.

Revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations), cost-control measures imposed, reductions in payment rate or reimbursement or increases in our financial obligation to payers could result in decreased sales of our products and decreased revenues.

In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability of reimbursement from third-party payers such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), increases in our financial obligation to payers, including government payers (including due to changes in our AMP calculation and the expansion of our Medicaid rebate obligations to other government payers), limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments, or deductible amounts, could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, when a new product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare, including by comparing the effectiveness, benefits and costs of similar treatments. Any adverse findings for our products from such comparisons may reduce the extent of reimbursement for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs, including but not limited to price control initiatives, discounts and other pricing-related actions. For example, in 2017, the State of California enacted as law SB-17, a drug pricing transparency bill that requires, among other things, that manufacturers notify the state and health insurers, and justify, any time such manufacturers plan to increase the price of a medication by sixteen percent (16%) or more over a two-year period. Similar state drug pricing initiatives were enacted in 2018 and 2019 (e.g., Oregon HB 4005 with reporting requirements commencing in 2019) and we expect additional state drug pricing initiatives to be proposed and enacted in 2020. In addition, state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In 2020, we may face uncertainties as a result of likely continued federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA and potential reforms and changes to government negotiation or regulation of drug pricing. PPACA significantly expanded coverage of mental health and substance use disorders and provided federal parity protections to such coverage benefits. There is no assurance that such efforts and proposed legislation will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform and drug pricing will affect our business.

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

For example, in November 2019, we submitted an NDA to the FDA, seeking approval for ALKS 3831 for the treatment of schizophrenia and for the treatment of bipolar I disorder. The FDA accepted the NDA for review in January 2020 and assigned a PDUFA target action date of Nov. 15, 2020. We cannot predict whether our NDA will be approved in a timely manner, or at all, and the review process involves risks and uncertainties, including whether the NDA and the preclinical and clinical results of the ALKS 3831 studies and the PK bridging data will meet FDA regulatory requirements, including those related to efficacy, safety, weight and metabolic profile for approval for the proposed indications.

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

Our pre-clinical and clinical development efforts may not be successfully completed. Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product and the clinical study designs and methodologies employed. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	the potential delay by a partner in beginning a clinical trial;
•	issues with the opening of a new clinical trial site or with inspections of clinical trial sites;
•

the failure of third-party CROs and other third-party service providers and independent clinical investigators to manage and conduct the trials, to perform oversight of the trials, including data audit and verification procedures, or to meet expected deadlines;

•	the inability to recruit clinical trial participants at the expected rate;
•	the inability to follow patients adequately after treatment;
•	unforeseen safety issues;
•	the inability to manufacture or obtain sufficient quantities of materials used for clinical trials; and
•	unforeseen governmental or regulatory issues or concerns, including those of the FDA, DEA and other regulatory agencies; and
•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the novel coronavirus, in or around the countries in which we conduct our clinical trials.

In addition, we are currently conducting and enrolling patients in clinical studies in a number of countries where our experience is more limited. We depend on independent clinical investigators, CROs and other third-party service providers and our collaborators in the conduct of clinical trials for our products and in the auditing, verification and accurate reporting of results from such clinical trials. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, while the investigators are not our employees, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols.

The outcome of our clinical trials is uncertain. The results from pre-clinical testing and early clinical trials often have not predicted results of later clinical trials. In oncology, since we may report preliminary or interim data from one or more patients in a clinical study of our product as of a point in time, there is also the added risk that this preliminary or interim data may not be predictive of future data from this same study, including future data from these same patients.  As such, these data may change as patient clinical study enrollment continues and as more patient data becomes available. A number of products have shown promising results in early clinical trials but subsequently failed to establish sufficient safety and efficacy data in later clinical trials to obtain necessary regulatory approvals.

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

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time including, but not limited to, product loss due to material failure, equipment failure, vendor error, operator error, labor shortages, inability to obtain material, equipment or transportation, physical or electronic security breaches, natural disasters and many other factors. Problems with manufacturing processes could result in product defects, manufacturing failures or products not being manufactured to specifications, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to receive regulatory approval for a product, expand into new markets or supply products in existing markets. We may not be able to resolve any such problems in a timely fashion, if at all.

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, ARISTADA, ARISTADA INITIO and certain of our other products in development. We rely on our manufacturing facility in Athlone, Ireland for the manufacture of AMPYRA (including the authorized generic version of AMPYRA), FAMPYRA, VUMERITY and some of our other products using our NanoCrystal and OCR technologies.

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

We rely on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, formulation and packaging services, storage and product distribution services, customer service activities and product returns processing. These third parties must comply with federal, state and local regulations applicable to their business, including FDA and, as applicable, DEA regulations. Although we actively manage these third-party relationships to ensure continuity, quality and compliance with regulations, some events beyond our control, including global instability due to political unrest or from an outbreak of pandemic or contagious disease, such as the novel coronavirus, could result in the complete or partial failure of these goods and services. Any such failure could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We are also dependent in certain cases on third parties to manufacture products. Where the manufacturing rights to the products using our technologies are granted to, or retained by, our third-party licensee (for example, in the cases of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA) or approved sub-licensee, we have no control over the manufacturing, supply or distribution of the product. Supply or manufacturing issues encountered by such licensees or sublicenses could materially and adversely affect sales of such products from which we receive revenue, and also our business, financial condition, cash flows and results of operations.

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

Although we believe that we make reasonable efforts to protect our IP rights and to ensure that our proprietary technology does not infringe the rights of third parties, we cannot ascertain the existence of all potentially conflicting IP claims. Therefore, there is a risk that third parties may make claims of infringement against our products or technologies. There may be patents issued to, or patent applications filed by, third parties that relate to certain of our products. If patents exist or are issued that cover our products, we may not be able to manufacture, use, offer for sale, sell or import such products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license. Claims of IP infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our business, financial condition, cash flows and results of operations could be materially adversely affected.

Because the patent positions of biopharmaceutical companies involve complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, and those of our licensees, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Patents, if issued, may be challenged, invalidated or circumvented. As more products are commercialized using our proprietary product platforms, or as any product achieves greater commercial success, our patents become more likely to be subject to challenge by potential competitors. The laws of certain countries may not protect our IP rights to the same extent as do the laws of the U.S., and any patents that we own or license from others may not provide any protection against competitors. Furthermore, others may independently develop similar technologies outside the scope of our patent coverage.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our licensees, licensors, contract manufacturers, potential business partners, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information, or our competitors might learn of the information in some other way. To the extent that our employees, consultants or contractors use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to, or independently developed by, a competitor, such event could materially and adversely affect our business, financial condition, cash flows and results of operations.

In addition, in the case of certain of our licensed products or products incorporating our licensed technology, our licensees are responsible for prosecuting, maintaining, enforcing and defending the IP related to the product(s) from which we derive revenue. Their failure to secure, maintain, enforce and defend this IP could materially and adversely affect our business, financial condition, cash flows, and results of operations. See also “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers” for risks related to our licensed products or products incorporating our licensed technology.

Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.

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

In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation and an increasing number of IPRs and administrative proceedings in the pharmaceutical industry regarding patents and other IP rights. A patent holder might file an IPR, interference and/or infringement action against us, including in response to patent certifications required under the Hatch-Waxman Act, claiming that certain claims of one or more of our issued patents are invalid or that the manufacture, use, offer for sale, sale or import of our products infringed one or more of such party’s patents. We may have to expend considerable time, effort and resources to defend such actions. In addition, we may need to enforce our IP rights against third parties who infringe our patents and other IP or challenge our patents, patent applications or trademark applications (see “—We or our licensees may face claims against our IP rights covering our products and competition from generic drug manufacturers” for additional information regarding litigation with generic drug manufacturers). We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Competitors may sue us as a way of delaying the introduction of our products.

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

We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.

In the U.S., generic manufacturers of innovator drug products may file ANDAs and, in connection with such filings, certify that their products do not infringe the innovator’s patents and/or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known in the U.S. as “Paragraph IV” litigation.

For example, we and our partner Acorda received notices of numerous ANDA filings challenging the validity of one or more of the Orange Book-listed patents for AMPYRA and/or asserting that a generic form of AMPYRA would not infringe such patents, and we and Acorda engaged in Paragraph IV litigation with various ANDA filers disputing such claims. For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

Similarly, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits against Teva entities (Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd.) and Mylan entities (Mylan Laboratories Limited, Mylan Pharmaceuticals Inc., and Mylan Institutional LLC), each of whom filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA. For a discussion of this Paragraph IV litigation, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

Although we intend to vigorously enforce our IP rights, and we expect our licensees will do the same, there can be no assurance that we or our licensees will prevail in defense of such patent rights. Our and our licensees’ existing patents could be invalidated, found unenforceable or found not to cover generic forms of our or our licensees’ products. If an ANDA filer were to receive FDA approval to sell a generic version of our products and/or prevail in any patent litigation, our products would become subject to increased competition and our business, financial condition, cash flows and results of operations could be materially adversely affected.

Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.

We may be the subject of certain claims, including those asserting violations of securities and fraud and abuse laws and derivative actions. Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. For example, in December 2018 and January 2019, two purported stockholders of ours filed putative class actions against us and certain of our officers on behalf of a putative class of purchasers of our securities during the period of February 17, 2017 through November 1, 2018. In March 2019, the U.S. District Court for the Eastern District of New York consolidated the two cases and appointed a lead plaintiff. Such action alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding our regulatory submission for ALKS 5461, our drug candidate for the adjunctive treatment of major depressive disorder, and the FDA’s review and consideration of that submission, and seeks to recover unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. For further discussion of this putative class action, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements in this Annual Report. This class action and any similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Our activities, and the activities of our licensees and third-party providers, are subject to extensive government regulation. Government regulation by various national, state and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the manufacture and sale of products, and other regulatory enforcement actions, including the levying of civil fines or criminal penalties, the issuance of a warning letter, or the imposition of an injunction. Biopharmaceutical companies also have been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations and violations related to environmental matters. In addition, we may be the subject of securities law claims and derivative actions.

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

These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny, REMS programs, and requirements for additional labeling). As our development activities progress and we continue to have commercial sales, our product liability insurance coverage may be inadequate to satisfy liabilities that arise, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our products. In addition, the reporting of adverse safety events involving our products, including instances of product misuse, and public rumors about such events could cause our product sales or share price to decline or experience periods of volatility. These types of events could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

At December 31, 2019, our accumulated deficit was $1.4 billion, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through December 31, 2019, partially offset by net income over certain fiscal periods. There can be no assurance we will achieve sustained profitability.

A major component of our revenue is dependent on our and our licensees’ ability to commercialize our products and to manufacture our products economically. Our ability to achieve sustained profitability in the future depends, in part, on our or our licensees’ (as applicable) ability to:

•	successfully commercialize VIVITROL, ARISTADA and ARISTADA INITIO and any other products that may be marketed in the U.S. or in other countries in which such products are approved;
•	obtain and maintain regulatory approval for products both in the U.S. and in other countries;
•	efficiently manufacture our products;
•	support the commercialization of products by our licensees;
•	enter into agreements to develop and commercialize our products;
•	develop, have manufactured or expand our capacity to manufacture successfully and cost effectively, and market, our products;
•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third-party payers;
•	obtain additional research and development funding for our proprietary products; and
•	achieve certain product development milestones.

In addition, the amounts we spend will impact our profitability. Our spending will depend, in part, on:

•	the progress of our research and development programs for our products, including pre-clinical and clinical trials;
•	the time and expense that will be required to pursue FDA and/or other regulatory approvals for our products and whether such approvals are obtained;
•	the time that will be required for the DEA to provide its final scheduling designation for our approved products that are controlled substances;
•	the time and expense required to prosecute, enforce, defend and/or challenge patent and other IP rights;
•	the cost of building, operating and maintaining manufacturing and research facilities;
•	the cost of third-party manufacturers;
•	the number of products we pursue, particularly proprietary products;
•	how competing technological and market developments affect our products;
•	the cost of possible acquisitions of technologies, compounds, product rights or companies;
•	the cost of obtaining licenses to use technology or IP rights owned by others for proprietary products and otherwise;
•	the costs related to potential litigation, arbitration or government requests for information; and
•	the costs associated with recruiting, compensating and retaining a highly skilled workforce in an environment where competition for such employees is intense.

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

In March 2018, we amended and refinanced the term loan under our credit agreement (previously referred to as “Term Loan B-1”, and as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable thereon from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a 0% LIBOR floor and increase covenant flexibility. As of December 31, 2019, our borrowings consisted of $279.3 million outstanding under the 2023 Term Loans.

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

We conduct a large portion of our business in international markets. For example, we derive a majority of our RISPERDAL CONSTA revenues and all of our FAMPYRA, XEPLION and TREVICTA revenues from sales in countries other than the U.S., and these sales are denominated in non-U.S. dollar (“USD”) currencies. We also incur substantial operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. Our efforts to mitigate the impact of fluctuating currency exchange rates may not be successful. As a result, currency fluctuations among our reporting currency, USD, and the currencies in which we do business will affect our results of operations, often in unpredictable ways. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for additional information relating to our foreign currency exchange rate risk.

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

The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of our ordinary shares could decline significantly.

The market price for our ordinary shares has fluctuated significantly from time to time. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and industry factors, our results of operations, our ability to maintain and increase sales of our products, the success of our key development programs, and other factors, including the risk factors described in this Annual Report. The stock market in general, including the market for biopharmaceutical companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for biopharmaceutical companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.

Certain U.S. holders of our ordinary shares may suffer adverse tax consequences if any of our non-U.S. subsidiaries are characterized as a “controlled foreign corporation”.

In December 2017, the Tax Cuts and Jobs Act was signed into law. This legislation significantly changes U.S. tax law by, among other things, changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation, (“CFC”), for taxable years ended December 31, 2017 and onwards. The impact of this change on certain holders of our ordinary shares is uncertain and could be adverse, including potential income inclusions and reporting requirements for U.S. persons (as defined in the Internal Revenue Code) who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Recent changes to these attribution rules relating to the determination of CFC status make it possible that one or more of our non-U.S. subsidiaries will be classified as a CFC. Existing and prospective investors should consult their tax advisers regarding the potential application of these rules to their investments in us.

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

At December 31, 2019, we had $150.6 million of amortizable intangible assets and $92.9 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite‑lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

As of December 31, 2019, we had $96.6 million in net deferred tax assets in the U.S. Included in this amount was approximately $2.9 million of U.S. federal net operating loss (“NOL”) carryforwards and $42.8 million of research and development tax credit carryforwards that can be used to reduce U.S. taxable income or offset federal tax in future periods. These carryforwards will expire within the next twenty years. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from unforeseen operating events (see “—We may not become profitable on a sustained basis” for additional information relating to operating losses) or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock units. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our business, financial condition and results of operations.

Furthermore, we have included within our U.S. net deferred tax assets of $96.6 million an amount of $41.5 million relating to employee share-based compensation expense.  It is possible that a material portion of this deferred tax asset will not be realized, especially if the price of our ordinary shares remains at its current level (refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for details of the price of our ordinary shares).  Unless the price of our ordinary shares increase we will incur a deferred tax expense as our employees exercise or forfeit their share options and the restricted stock units vest.  This could materially increase our tax expense and may materially adversely affect our financial condition and results of operations.

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

In addition, Section 7874 provides that if a corporation organized outside the U.S. acquires substantially all of the assets of a corporation organized in the U.S., the taxable income of the U.S. corporation during the period beginning on the date the first assets are acquired as part of the acquisition, through the date which is ten years after the last date assets are acquired as part of the acquisition, shall be no less than the income or gain recognized by reason of the transfer during such period or by reason of a license of property by the expatriated entity after such acquisition to a foreign affiliate during such period, which is referred to as the “inversion gain,” if shareholders of the acquired U.S. corporation own at least 60% (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition by reason of holding stock in the domestic corporation, and the “expanded affiliated group” of the acquiring corporation does not have substantial business activities in the country in which it is organized. If this rule was to apply to the Business Combination, among other things, Alkermes, Inc. would have been restricted in its ability to use the approximately $274.0 million of U.S. federal NOL carryforwards and $38.0 million of U.S. state NOL carryforwards that it had as of March 31, 2011. We do not believe that either of these limitations should apply as a result of the Business Combination. However, the U.S. Internal Revenue Service (the “IRS”) could assert a contrary position, in which case we could become involved in tax controversy with the IRS regarding possible additional U.S. tax liability. If we were to be unsuccessful in resolving any such tax controversy in our favor, we could be liable for significantly greater U.S. federal and state income tax than we anticipate being liable for through the Business Combination, which would place further demands on our cash needs.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including IP, our proprietary business information and that of our suppliers and partners, as well as personally identifiable information of patients, clinical trial participants and employees. Similarly, our partners and third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Certain types of information technology or infrastructure attacks or breaches may go undetected for a prolonged period of time. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our products and the diseases our medicines are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve, as do the regulations relating to such use. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

In March 2018, the Company entered into a lease agreement for approximately 220,000 square feet of office and laboratory space located in a building to be built at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). The initial term of the lease commenced on January 20, 2020 (the “Commencement Date”). The initial lease term expires on January 31, 2035, with an option to extend for an additional ten years.

As a result of the acquisition of Rodin, we assumed a lease in Boston, Massachusetts. The facility has approximately 5,300 square feet of office space, expires in 2021 and includes an option to extend the term for one additional year.

We own an R&D and manufacturing facility in Athlone, Ireland (approximately 400,000 square feet) and a manufacturing facility in Wilmington, Ohio (approximately 370,000 square feet).

We believe that our current and planned facilities are suitable and adequate for our current and near‑term pre-clinical, clinical and commercial requirements.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to the discussion under the heading “Litigation” in Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, which discussion is incorporated into this Item 3 by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “ALKS.” There were 112 shareholders of record for our ordinary shares on February 4, 2020. In addition, the last reported sale price of our ordinary shares as reported on the Nasdaq Global Select Market on February 4, 2020 was $17.52.

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

Repurchase of equity securities

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the year ended December 31, 2019. As of December 31, 2019, we had purchased a total of 8,866,342 shares at a cost of $114.0 million. The 2023 Term Loans include restrictive covenants that impose certain limitations on our ability to repurchase our ordinary shares.

During the three months ended December 31, 2019, we acquired 4,428 Alkermes ordinary shares, at an average price of $19.42 per share related to the vesting of employee equity awards to satisfy withholding tax obligations.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 13, 2020, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

Withholding tax on dividends

While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish dividend withholding tax (“DWT”) at 25%, unless an exemption applies. Dividends on our ordinary shares that are owned by residents of the U.S. and held beneficially through the Depositary Trust Company (“DTC”) will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the U.S.

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

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2014 through December 31, 2019 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2014 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Alkermes	100	136	95	93	50	35
Nasdaq Composite Total Return	100	107	116	151	147	200
Nasdaq Biotechnology Index	100	112	88	107	97	122

Item 6. Selected Financial Data

The selected historical financial data set forth below at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below at December 31, 2017 and for the years ended December 31, 2016 and 2015 are derived from audited consolidated financial statements, which are not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
REVENUES(1):
Product sales, net	$524,499	$450,334	$362,834	$256,146	$149,028
Manufacturing and royalty revenues (2)	447,882	526,675	505,308	487,247	475,288
License revenue	145,750	48,370	28,000	—	—
Research and development revenue	52,816	68,895	7,232	2,301	4,019
Total revenues	1,170,947	1,094,274	903,374	745,694	628,335
EXPENSES:
Cost of goods manufactured and sold	180,385	176,420	154,748	132,122	138,989
Research and development(3)	512,833	425,406	412,889	387,148	344,404
Selling, general and administrative	599,449	526,408	421,578	374,130	311,558
Amortization of acquired intangible assets	40,358	65,168	62,059	60,959	57,685
Restructuring(4)	13,401	—	—	—	—
Total expenses	1,346,426	1,193,402	1,051,274	954,359	852,636
OPERATING LOSS	(175,479)	(99,128)	(147,900)	(208,665)	(224,301)
OTHER (EXPENSE) INCOME, NET(5)	(21,577)	(27,839)	4,626	(5,722)	296
LOSS BEFORE INCOME TAXES	(197,056)	(126,967)	(143,274)	(214,387)	(224,005)
(BENEFIT) PROVISION FOR INCOME TAXES	(436)	12,344	14,671	(5,943)	3,158
NET LOSS	$(196,620)	$(139,311)	$(157,945)	$(208,444)	$(227,163)
LOSS PER ORDINARY SHARE:
BASIC AND DILUTED	$(1.25)	$(0.90)	$(1.03)	$(1.38)	$(1.52)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
BASIC AND DILUTED	157,051	155,112	153,415	151,484	149,206
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$614,370	$620,039	$590,716	$619,165	$798,849
Total assets	1,805,403	1,825,007	1,797,227	1,726,423	1,855,744
Long-term debt	277,138	279,308	281,436	283,666	349,944
Shareholders’ equity	1,085,442	1,171,285	1,202,808	1,209,481	1,314,275

(1)	On January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”).
(2)

Included in manufacturing and royalty revenues in 2018 is $26.7 million of royalty revenue representing our proportional share of the proceeds Zealand Pharma A/S (“Zealand”) sale to Royalty Pharma of certain royalty streams for products that utilize technology we had previously licensed to Zealand.

(3)

In the fourth quarter of 2019, we acquired Rodin in a transaction accounted for as an asset acquisition and we expensed $86.6 million of in-process research and development (“IPR&D”) acquired as part of the transaction, as it was determined to have no alternative future use.

(4)	In the fourth quarter of 2019, our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities (the “Restructuring”).
(5)

2015 includes a $9.6 million gain on the sale of our Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (the “Gainesville Transaction”). 2014 includes a gain on the sale of property, plant and equipment of $41.9 million, a gain on the sale of an investment in Civitas Therapeutics, Inc. of $29.6 million and a gain on the sale of an investment in Acceleron Pharma Inc. of $15.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F‑1 of this Annual Report. The following discussion contains forward‑looking statements. Actual results may differ significantly from those projected in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward‑looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report. A detailed discussion of our 2017 financial condition and results of operations, and of 2018 year-over-year changes as compared to 2017, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 15, 2019.

Overview

We earn revenue on net sales of VIVITROL, ARISTADA and ARISTADA INITIO, which are proprietary products that we manufacture, market and sell in the U.S., and manufacturing and/or royalty revenues on net sales of products commercialized by our licensees. These key marketed products are expected to generate significant revenues for us in the near‑ and medium‑term and we believe are singular or competitively advantaged products in their classes. In 2019, these key marketed products consisted of VIVITROL; ARISTADA and ARISTADA INITIO; INVEGA SUSTENNA/XEPLION; INVEGA TRINZA/TREVICTA; and RISPERDAL CONSTA.

In 2019, we incurred an operating loss of $175.5 million, as compared to $99.1 million in 2018. Revenues increased by 7% in 2019, as compared to 2018, which was primarily due to revenue earned under our license and collaboration agreement with Biogen for VUMERITY and increased sales of VIVITROL and ARISTADA. This was partially offset by a 13% increase in operating expenses, which were primarily due to the $86.6 million charge related to the IPR&D acquired as part of the acquisition of Rodin, support for the increase in sales of our proprietary products and a $13.4 million charge in the fourth quarter of 2019 related to the Restructuring. These items are discussed in further detail within the “Results of Operations” section below.

Results of Operations

Product Sales, Net

Our product sales, net consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In millions, except for % of Sales)	2019	% of Sales	2018	% of Sales
Product sales, gross	$1,019.4	100.0%	$846.5	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(237.0)	(23.3)%	(197.0)	(23.3)%
Chargebacks	(84.4)	(8.3)%	(65.5)	(7.7)%
Product discounts	(78.9)	(7.7)%	(65.1)	(7.7)%
Medicare Part D	(45.2)	(4.4)%	(29.8)	(3.5)%
Other	(49.4)	(4.8)%	(38.8)	(4.6)%
Total adjustments	(494.9)	(48.5)%	(396.2)	(46.8)%
Product sales, net	$524.5	51.5%	$450.3	53.2%

Our product sales, net for VIVITROL and ARISTADA/ARISTADA INITIO in 2019 were $335.4 million and $189.1 million, respectively, as compared to $302.6 million and $147.7 million in 2018, respectively.

The increase in product sales, gross was due to a 12% increase in VIVITROL gross sales and a 40% increase in ARISTADA and ARISTADA INITIO gross sales. The increase in VIVITROL gross sales was due to a 12% increase in the number of units sold as there was no change to the selling price of VIVITROL in 2019. The increase in sales of ARISTADA and ARISTADA INITIO was primarily due to a 27% increase in the number of units sold and 4% and 6% price increases that went into effect in July 2018 and February 2019, respectively. The increase in the adjustments to product sales, gross were all primarily due to the increase in sales.

A number of companies, including us, are working to develop products to treat addiction, including alcohol and opioid dependence that may compete with, and negatively impact, future sales of VIVITROL. Increased competition may lead to reduced unit sales of VIVITROL and increased pricing pressure. The latest to expire of our patents covering VIVITROL in the U.S. will expire in 2029 and in Europe will expire in 2021. We do not anticipate generic versions of this product to enter the market until 2028. Under the terms of a settlement and license agreement, we granted Amneal a license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. A number of companies, including us, currently market and/or are developing products to treat schizophrenia that may compete with and negatively impact future sales of ARISTADA and ARISTADA INITIO. Increased competition may lead to reduced unit sales of ARISTADA and ARISTADA INITIO and increased pricing pressure. The latest to expire of our patents covering ARISTADA and ARISTADA INITIO in the U.S. will expire in 2035; and, as such, we do not anticipate any generic versions of this product to enter the market in the near term. We expect our product sales, net will continue to grow as VIVITROL continues to penetrate the opioid and alcohol dependence markets in the U.S., and as ARISTADA and ARISTADA INITIO continue to gain market share in the U.S.

Manufacturing and Royalty Revenues

Manufacturing revenues for third-party products using our proprietary technologies, except for those from Janssen related to RISPERDAL CONSTA, are recognized over time as products move through the manufacturing process, using an input method based on costs as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA is recognized at the point in time the product has been fully manufactured. Royalties are generally earned on our licensees’ net sales of third-party products using our proprietary technologies and are recognized in the period such products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2019 and 2018:

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019–2018
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$256.9	$241.4	$15.5
RISPERDAL CONSTA	66.4	71.1	(4.7)
AMPYRA/FAMPYRA	37.2	107.1	(69.9)
Other	87.4	107.1	(19.7)
Manufacturing and royalty revenues	$447.9	$526.7	$(78.8)

Under our agreements with Janssen related to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, we earn tiered royalty payments which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to the expiry of the license agreement. The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues was due to an increase in Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $3.3 billion and $2.9 billion during the years ended December 31, 2019 and 2018, respectively.

We recognize manufacturing revenue, equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA, at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of end-market net sales, when the end-market sale of RISPERDAL CONSTA occurs. The decrease in RISPERDAL CONSTA revenue was due to a 4% decrease in manufacturing revenue and a 13% decrease in royalty revenue. The decrease in manufacturing revenues was primarily due to a decrease in the number of units of RISPERDAL CONSTA manufactured for Janssen. The decrease in royalty revenue was due to a decline in Janssen’s end-market net sales of RISPERDAL CONSTA. Janssen’s end‑market net sales of RISPERDAL CONSTA were $688.0 million and $737.0 million during the years ended December 31, 2019 and 2018, respectively. The latest to expire patent covering RISPERDAL CONSTA will expire in 2021 in the EU and 2023 in the U.S. For a discussion of legal proceedings related to patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

We expect revenues from our long‑acting, atypical antipsychotic franchise to continue to grow as INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA grow around the world. A number of companies, including us, are working to develop products to treat schizophrenia and/or bipolar disorder that may compete with INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA. Increased competition may lead to reduced unit sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, and increasing pricing pressure. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest of the licensed patents covering INVEGA TRINZA/TREVICTA expired in

2017 in the U.S. and will expire in 2022 in the EU. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036. In August 2019, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Mylan entities (Mylan Laboratories Limited (“Mylan Labs”), Mylan Pharmaceuticals Inc. (“Mylan”), and Mylan Institutional LLC), following filings by Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906.  For further discussion of the legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

We record manufacturing and royalty revenue for AMPYRA as the product is being manufactured, rather than when it is shipped to Acorda. For FAMPYRA, we record manufacturing revenue as the product is being manufactured and record royalty revenue when the end-market sale of FAMPYRA occurs.

The decrease in the amount of manufacturing and royalty revenue recognized for AMPYRA and FAMPYRA was primarily due to a 93% decrease in AMPYRA revenues due to the entry of generic forms of AMPYRA to the U.S. market in September 2018. This was partially offset by a 23% increase in FAMPYRA revenues, which was primarily due to a 40% increase in FAMPYRA manufacturing revenues due primarily to a 38% increase in FAMPYRA manufacturing activity. For further discussion of the legal proceedings related to the patents covering AMPYRA, see Note 19, Commitments and Contingent Liabilities in this Annual Report, and for information about risks relating to such legal proceedings see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.” We expect revenues from AMPYRA to continue to decline due to the entry of generic forms of AMPYRA in the U.S. The legal proceedings related to the patents covering AMPYRA do not involve the patents covering FAMPYRA, and the latest of the patents covering FAMPYRA expires in 2025 in the EU.

Included in other manufacturing and royalty revenue in 2018 is $26.7 million of royalty revenue representing our proportional share of the proceeds Zealand’s sale to Royalty Pharma of certain royalty streams for products that utilize technology that we had previously licensed to Zealand.

Certain of our manufacturing and royalty revenues are earned in countries outside of the U.S. and are denominated in currencies in which the product is sold. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for information on currency exchange rate risk related to our revenues.

License Revenue

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
License revenue	$145.8	$48.4	$97.4

Amounts earned as license revenue in both periods presented primarily relate to our license and collaboration agreement with Biogen for VUMERITY. The increase in license revenue in 2019 was primarily due to the $150.0 million milestone payment we received upon approval of the NDA for VUMERITY by the FDA in 2019. The license revenue in 2018 was triggered by Biogen’s decision to pay a $50.0 million option payment following its review of preliminary gastrointestinal tolerability data from the ongoing clinical development program for VUMERITY, including certain data from the long-term safety clinical trial and part A of the elective, randomized, head-to-head phase 3 gastrointestinal tolerability clinical trial comparing VUMERITY and dimethyl fumarate.

Research and Development Revenue

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Research and development revenue	$52.8	$68.9	$(16.1)

The decrease in R&D revenue was primarily due to a decrease in the revenue earned under our license and collaboration agreement with Biogen for VUMERITY, as discussed in further detail within the “Critical Accounting Estimates” section below. R&D revenues earned under our license and collaboration agreement with Biogen for VUMERITY were $50.0 million and $65.4 million in 2019 and 2018, respectively, and the decrease in revenue was due to a decrease in services performed as the NDA for VUMERITY was approved by the FDA in October 2019.

Costs and Expenses

Cost of Goods Manufactured and Sold

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Cost of goods manufactured and sold	$180.4	$176.4	$(4.0)

The increase in cost of goods manufactured and sold was primarily due to an 18% increase in cost of goods sold related to VIVITROL, driven by the increase in the sales of this product, partially offset by an 11% decrease in cost of goods manufactured for RISPERDAL CONSTA, which was primarily due to a decrease in the number of units manufactured.

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

The following table sets forth our external R&D expenses for the years ended December 31, 2019 and 2018 relating to our then-current key development programs and all other development programs, and our internal R&D expenses, listed by the nature of such expenses:

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
External R&D Expenses:
Development programs:
ALKS 4230	$45.2	$23.3	$(21.9)
ALKS 3831	33.4	52.0	18.6
VUMERITY	27.7	43.1	15.4
ALKS 5461	21.3	30.3	9.0
ARISTADA and ARISTADA line extensions	7.2	20.1	12.9
IPR&D acquired from Rodin	86.6	—	(86.6)
Other external R&D expenses	65.5	49.7	(15.8)
Total external R&D expenses	286.9	218.5	(68.4)
Internal R&D expenses:
Employee-related	175.8	163.9	(11.9)
Depreciation	14.0	11.9	(2.1)
Occupancy	12.3	11.0	(1.3)
Other	23.8	20.1	(3.7)
Total internal R&D expenses	225.9	206.9	(19.0)
Research and development expenses	$512.8	$425.4	$(87.4)

These amounts are not necessarily predictive of future R&D expenses. In an effort to allocate our spending most effectively, we continually evaluate our products under development based on the performance of such products in pre-clinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their commercial viability, among other factors.

The increase in expenses related to ALKS 4230 was primarily due to the advancement of the ARTISTRY development program for ALKS 4230. The decrease in expenses related to ALKS 3831 was primarily due to the decrease in activity within the ENLIGHTEN-1 and ENLIGHTEN-2 pivotal trials, which were initiated in December 2015 and February 2016, respectively, partially offset by an increase in activity within a phase 3 study of ALKS 3831 in young adults, which was initiated in June 2017. In the fourth quarter of 2019, we submitted our NDA for ALKS 3831 to the FDA. The decrease in expenses related to VUMERITY was primarily due to the completion of our elective, randomized, head-to-head phase 3 study, which compared the gastrointestinal tolerability of VUMERITY and TECFIDERA in patients with relapsing-remitting MS. The FDA approved the NDA for VUMERITY in the fourth quarter of 2019. The decrease in expenses related to ALKS 5461 was primarily due to a decrease in activity within the program as we completed submission of our NDA to the FDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of MDD in January 2018. The decrease in expenses related to ARISTADA and ARISTADA line extensions was primarily due to the timing of ALPINE, our six-month study that evaluated the efficacy, safety and tolerability of ARISTADA and INVEGA SUSTENNA when used to initiate patients experiencing an acute exacerbation of schizophrenia in the hospital and to maintain treatment in an outpatient setting. For additional detail on the status of our key development programs, see “Key Development Programs” within “Item 1—Business” in this Annual Report.

Included in external R&D expenses is a charge of $86.6 million related to IPR&D acquired when we acquired Rodin in the fourth quarter of 2019. The acquisition of Rodin was treated as an asset acquisition and not a business combination for accounting purposes as substantially all of the fair value of the assets acquired in the acquisition of Rodin was tied to their IPR&D, which is largely in the preclinical stage. As the IPR&D was determined to have no alternative future use, the value ascribed to the IPR&D was charged to R&D expense upon its acquisition.

The increase in employee-related expenses was primarily due to an increase in R&D headcount of 5% prior to the Restructuring. The overall R&D-related headcount decreased by 2% from December 31, 2018 to December 31, 2019, due primarily to the Restructuring.

Selling, General and Administrative Expenses

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Selling, general and administrative expense	$599.4	$526.4	$(73.0)

The increase in selling, general and administrative (“SG&A”) expense was primarily due to increases in employee-related expenses and marketing and professional services fees. Employee-related expenses increased by 17%, primarily due to an increase in our SG&A-related headcount of 10% prior to the Restructuring. The overall SG&A related headcount increase was 5% at December 31, 2019, as compared to December 31, 2018. Marketing and professional services fees increased by 11% in 2019 and were primarily due to additional brand investments in VIVITROL, ARISTADA and ARISTADA INITIO, as well as an increased investment in patient access support services, such as reimbursement and transition assistance, for these products.

Amortization of Acquired Intangible Assets

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Amortization of acquired intangible assets	$40.4	$65.2	$24.8

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2019 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively.

Restructuring

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Restructuring expense	$13.4	$—	$(13.4)

In the fourth quarter of 2019, our board of directors approved a restructuring plan following a review of our operations, cost structure and growth opportunities. The Restructuring included a reduction in headcount of approximately 160 employees across the Company. We recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the end of 2020. We paid $4.2 million of the total $13.4 million accrued for the Restructuring during the year ended December 31, 2019.

Other (Expense) Income, Net

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Interest income	$14.0	$9.2	$4.8
Interest expense	(13.6)	(15.4)	1.8
Change in the fair value of contingent consideration	(22.8)	(19.6)	(3.2)
Other income (expense), net	0.8	(2.0)	2.8
Total other (expense) income, net	$(21.6)	$(27.8)	$6.2

The increase in interest income was primarily due to a greater percentage of our cash and investments residing in investment accounts in 2019 as compared to 2018, and an increase in interest rates in 2019 as compared to 2018.

In April 2015, we completed the Gainesville Transaction with Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC and received $54.0 million in cash, $2.1 million in warrants to acquire Recro common stock (which were exercised in the fourth quarter of 2019) and $57.6 million in contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of our IP to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (the “Meloxicam Products”), and up to $120.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products. We determined the fair value of the contingent consideration through three valuation approaches, which are described in greater detail in “Critical Accounting Estimates, Contingent Consideration”, later in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. At each reporting date, we update our assessment of the fair value of this contingent consideration and reflect any changes to the fair value within the consolidated statements of operations and comprehensive loss and will continue to do so until the milestones and/or royalties included in the contingent consideration have been settled.

During the years ended December 31, 2019 and 2018, we determined that the fair value of the contingent consideration decreased by $22.8 million and $19.6 million, respectively. The decrease in 2019 was primarily due to a decrease in the probability of success used at December 31, 2019, as compared to December 31, 2018, due to Recro’s receipt of a second Complete Response Letter (“CRL”) in March 2019 regarding its NDA for IV Meloxicam. As a result of the receipt of the second CRL, we delayed the expectation of the anticipated date for the FDA’s approval of the IV Meloxicam NDA, resulting in a corresponding reduction in the amount of forecasted sales used in the valuation model. The decrease in 2018 was primarily due to the first CRL Recro received from the FDA in May 2018 regarding its NDA for IV Meloxicam. As a result of the receipt of that first CRL, we had delayed our expectation of the anticipated date for the FDA’s In addition, in December 2018, we amended our agreements with Recro and its affiliates relating to certain development milestone payments owed to us by Recro, such that the $45.0 million previously due to us upon approval by the FDA of the IV Meloxicam NDA was replaced with: $5.0 million which was paid in the first quarter of 2019, $5.0 million which was paid in the second quarter of 2019, $5.0 million to be paid within 180 days following FDA approval of the NDA for IV Meloxicam, and $45.0 million payable in seven equal annual installments of approximately $6.4 million beginning on the first anniversary of such NDA approval date. In November 2019, Recro spun out its acute care segment to Baudax Bio, Inc. (“Baudax”), a publicly-traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

(Benefit) Provision for Income Taxes

			Change
	Year Ended December 31,		Favorable/(Unfavorable)
(In millions)	2019	2018	2019 - 2018
Income tax (benefit) provision	$(0.4)	$12.3	$12.7

The income tax benefit in 2019 and the income tax provision in 2018 was primarily due to U.S. federal and state taxes. The favorable change in income taxes in 2019, as compared to 2018, was primarily due to the foreign derived intangible income (“FDII”) proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019.

No provision for income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations or may be repatriated to Ireland without incurring any tax liability. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $418.1 million at December 31, 2019. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $12.9 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

As of December 31, 2019, the Company had $1.5 billion of Irish NOL carryforwards, $49.6 million of U.S. federal NOL carryforwards, $44.5 million of state NOL carryforwards, $49.6 million of federal R&D credits and $18 million of state tax credits which will either expire on various dates through 2039 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2019			December 31, 2018
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$63.3	$140.5	$203.8	$139.3	$127.5	$266.8
Investments—short-term	285.3	45.9	331.2	203.3	69.2	272.5
Investments—long-term	40.3	39.1	79.4	51.5	29.2	80.7
Total cash and investments	$388.9	$225.5	$614.4	$394.1	$225.9	$620.0
Outstanding borrowings—short and long-term	$277.1	$—	$277.1	$279.3	$—	$279.3

At December 31, 2019, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$329.8	$1.4	$—	$331.2
Investments—long-term available-for-sale	75.9	—	(0.1)	75.8
Investments—long-term held-to-maturity	3.5	0.1	—	3.6
Total	$409.2	$1.5	$(0.1)	$410.6

Sources and Uses of Cash

We generated $72.0 million and $99.3 million of cash from operating activities during the years ended December 31, 2019 and 2018, respectively. We expect that our existing cash and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2023 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well‑diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. Our available‑for‑sale investments consist primarily of short‑ and long‑term U.S. government and agency debt securities and corporate debt securities. We classify available‑for‑sale investments in an unrealized loss position, which do not mature within 12 months, as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At December 31, 2019, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In millions)	2019	2018
Cash and cash equivalents, beginning of period	$266.8	$191.3
Cash flows provided by operating activities	72.0	99.3
Cash flows used in investing activities	(141.8)	(22.2)
Cash flows provided by (used in) financing activities	6.8	(1.6)
Cash and cash equivalents, end of period	$203.8	$266.8

Operating Activities

The increase in cash provided by operating activities was primarily due to a 17% increase in the amount of cash collected from our customers, partially offset by a 19% increase in employee-related cash payments and the expense related to the IPR&D acquired in the acquisition of Rodin. The increase in the amount of cash we collected from our customers is primarily due to the increase in revenues previously discussed. The increase in the amount of cash paid to our employees is primarily due to increases in headcount, particularly in the R&D and SG&A areas, as discussed in greater detail in the “Selling, General and Administrative Expenses” section above. The cash flows related to the acquisition of Rodin are described below in the “Investing Activities” section.

Investing Activities

The increase in cash used in investing activities was primarily due to the net purchase of investments of $52.9 million in 2019, as compared to the net sales of investments of $46.7 million in 2018. We also had an increase in property, plant and equipment additions of $21.5 million, primarily due to the construction of facilities and equipment at our Wilmington, Ohio location for the manufacture of clinical products and commercial products, and the acquisition of equipment for a new leased facility in Waltham, Massachusetts. Amounts included as construction in progress at December 31, 2019 primarily consist of capital expenditures at these two facilities.

We expect to spend approximately $50.0 million during the year ended December 31, 2020 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for our products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long‑lived assets to be held and used may not be recoverable.

In the fourth quarter of 2019, we acquired Rodin for an upfront cash payment of approximately $100.0 million and potential future milestone payments of up to $850.0 million. We accounted for the transaction as an asset acquisition, as substantially all of the fair value of the assets acquired in the acquisition of Rodin were tied to their IPR&D, which is largely in the preclinical stage. As the IPR&D was determined to have no alternative future use, the value ascribed to the IPR&D, $86.6 million, was charged to R&D expense upon its acquisition and was included in our net loss in 2019. The remaining $8.9 million of net assets acquired, net of cash transferred as part of the acquisition of $2.7 million, has been included as an investing activity in the 2019 cash flow statement.

The increase in investment cash outflows was partially offset by $10.0 million received from Recro in the form of two $5.0 million milestone payments in connection with the December 2018 amendments to our agreements with Baudax (as successor in interest to Recro), as discussed in the “Other (Expense) Income, Net” section above.

Financing Activities

The increase in cash flows from financing activities was primarily due to an $8.4 million increase in the net cash provided from stock option exercises by our employees.

Borrowings

At December 31, 2019, our borrowings consisted of $279.3 million outstanding under the 2023 Term Loans. Please refer to Note 11, Long‑Term Debt, in the “Notes to Consolidated Financial Statements” in this Annual Report for a discussion of our outstanding term loans.

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at December 31, 2019:

		Less Than	One to	Three to	More than
		One Year	Three Years	Five Years	Five Years
Contractual Obligations (In thousands)	Total	(2020)	(2021 - 2022)	(2023 - 2024)	(After 2024)
2023 Term Loans—Principal	$279,276	$2,843	$5,686	$270,747	$—
2023 Term Loans—Interest	35,662	11,101	21,861	2,700	—
Operating lease obligations	15,888	9,053	3,227	1,029	2,579
Purchase obligations	428,745	428,745	—	—	—
Total contractual cash obligations	$759,571	$451,742	$30,774	$274,476	$2,579

As interest on the 2023 Term Loans is based on a one, three or six-month LIBOR rate of our choosing, for the purposes of this disclosure, we are using the one-month LIBOR rate, which was 1.74% at December 31, 2019 as this exceeds the LIBOR rate floor under the terms of the 2023 Term Loans and is the rate we were using at December 31, 2019 for interest payments under the 2023 Term Loans.

This table excludes up to $850.0 million in milestone payments that we would be obligated to make upon achievement by the platform of development candidates acquired in the acquisition of Rodin of certain specified clinical and regulatory milestones, and attainment of certain sales thresholds, as we cannot make a reliable estimate of the period of payment. At December 31, 2019, we have not recorded a liability related to these milestone payments, as none of the future events which would trigger a milestone payment are considered probable of occurring.

This table also excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. At December 31, 2019, we had $6.9 million of net liabilities associated with uncertain tax positions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Off‑Balance Sheet Arrangements

At December 31, 2019, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” in this Annual Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit and Risk Committee of our board of directors.

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

The sales price for certain of our manufacturing revenues is based on the end-market sales price earned by our licensees. As end-market sales generally occur after we have recorded manufacturing revenue, we estimate the sales price for such products based on information supplied to us by our licensees, our historical transaction experience and other third-party data. Differences between actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The differences between our actual and estimated manufacturing revenues has not been material to date.

Royalty Revenue

We recognize royalty revenues related to the sale by our licensees of products that incorporate our technology. Royalties, with the exception of those earned on sales of AMPYRA as set forth below, qualify for the sales-and-usage exemption under Topic 606 as

(i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned in the period the products are sold by our partner and we have a present right to payment. Royalties on AMPYRA manufactured under our license and supply agreements with Acorda are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of such agreements entitle us to royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the actual end-market sales of the licensee.

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

Research and Development Revenue and License Revenue

Under a license and collaboration agreement with Biogen, which we entered into in November 2017 and amended in October 2018, January 2019 and October 2019, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement. Upon entering into the November 2017 license and collaboration agreement, we received an up-front cash payment of $28.0 million and were also eligible to receive additional payments upon achievement of developmental milestones with respect to VUMERITY. In June 2018, we received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the clinical development program for VUMERITY. In November 2019, we also received an additional payment of $150.0 million following FDA approval of the NDA for VUMERITY and transfer of such NDA to Biogen. We are also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products other than VUMERITY covered by patents licensed to Biogen under the November 2017 license and collaboration agreement. Biogen paid a portion of the VUMERITY development costs we incurred in 2017 and, since January 1, 2018, Biogen has been responsible for all VUMERITY development costs we incur, subject to annual budget limitations. Following FDA approval of the NDA for VUMERITY in October 2019, the NDA and any further development responsibilities with respect to VUMERITY were transferred to Biogen.

We evaluated the license and collaboration agreement under Topic 606 and determined that it had four deliverables: (i) the grant of a distinct, right-to-use license of IP to Biogen; (ii) future development services; (iii) clinical supply; and (iv) participation on a joint steering committee with Biogen. Our participation on the joint steering committee was considered to be perfunctory and thus not recognized as a performance obligation. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

We allocated the arrangement consideration to each performance obligation using the standalone selling prices based on our estimate of selling price for the license and other deliverables. We used a discounted cash flow model to estimate the standalone selling price of the license in order to allocate the consideration to the performance obligations. To estimate the standalone selling price of the license, we assessed the likelihood of the FDA’s approval of VUMERITY and estimated the expected future cash flows assuming FDA approval and maintenance of the IP protecting VUMERITY. We then discounted these cash flows using a discount rate of 8.0%, which we believe captures a market participant’s view of the risk associated with the expected cash flows. The estimate of selling price of the development services and clinical supply were determined through third-party evidence. We believe that a change in the assumptions used to determine our estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

Under Topic 606, we allocated the $28.0 million up-front payment and the $50.0 million June 2018 payments as follows: $27.0 million and $48.3 million to the delivery of the license; $0.9 million and $1.5 million to future development services; and $0.1 million and $0.2 million to clinical supply, respectively.

In November 2019, following FDA approval of the NDA for VUMERITY and transfer of such NDA to Biogen, we received a $150.0 million milestone payment, $144.8 million of which was allocated to the delivery of the license; and $5.2 million of which was allocated to future development services and clinical supply. The amounts allocated to the license were recognized upon receipt of the payments as delivery of the license occurred upon entry into the agreement in 2017. The amounts allocated to the development services and clinical supply will be recognized over the course of the development work and as clinical supply is delivered to Biogen, which is expected to continue into 2020. We expect to earn an additional $0.3 million in research and development revenue under this agreement with Biogen through 2020.

In addition, we will receive a 15% royalty on worldwide net sales of VUMERITY, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of VUMERITY. We are also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for VUMERITY are subject to customary reductions, as set forth in the license and collaboration agreement.

We determined that the future development milestones and sales-based royalties that we may be entitled to receive are variable consideration. We are using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. The royalties are subject to the sales-based exception and will be recorded when the corresponding sale occurs.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen has an option to assume responsibility, subject to a transition period, for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of product that is manufactured by Biogen or its designee. We evaluated the commercial supply agreement and the related amendments under Topic 606 and determined that these agreements should be combined and accounted for as a separate contract since the commercial supply agreement and amendment to the November 2017 license and collaboration agreement were negotiated together to achieve a common economic objective and the additional performance obligations under the commercial supply agreement are considered distinct obligations priced at their standalone selling prices. We determined that we had two separate performance obligations, the commercial supply of VUMERITY and, upon an election by Biogen to commence a transfer of technology relating to the manufacture of VUMERITY (a “Tech Transfer”), services to be performed by us in connection with such Tech Transfer. There are other deliverables under the agreements that were determined to be perfunctory or immaterial.

In connection with the entry into the commercial supply agreement and the related amendments, we received payments in the aggregate amount of $5.8 million in the fourth quarter of 2019 and, if Biogen opts to assume responsibility for the manufacture of VUMERITY, we will be eligible to receive an additional $5.0 million payment upon the earlier of successful completion of the Tech Transfer or a date in the fourth quarter of 2022. The $5.8 million received in the fourth quarter of 2019 plus amounts received in connection with the Tech Transfer, if any, will be allocated to each of the performance obligations using the standalone selling prices based on the Company’s estimate of selling price for the commercial supply of VUMERITY and the services related to the Tech Transfer, and this additional arrangement consideration will be recognized as we deliver commercial supply of VUMERITY and/or provide services relating to the Tech Transfer. We expect to begin performing under this commercial supply agreement in the first quarter of 2020.

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

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payers. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following are our significant categories of sales discounts and allowances:

•

Medicaid Rebates—we record accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our average manufacturer prices. We estimate expected unit sales and rebates per unit under the Medicaid program and adjust our rebate based on actual unit sales and rebates per unit. To date, actual Medicaid rebates have not differed materially from our estimates;

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

•

Product Returns—we record an estimate for product returns at the time our customers take control of our product. We estimate this liability using the expected value based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed; and

•

Medicare Part D—We record accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Center for Medicare and Medicaid, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Our provisions for sales and allowances reduced gross product sales as follows:

(In millions)	Medicaid Rebates	Chargebacks	Product Discounts	Product Returns	Medicare Part D	Other	Total
Balance, December 31, 2017	$89.9	$1.9	$8.6	$18.8	$3.9	$4.6	$127.7
Provision:
Current year	203.1	65.5	65.2	6.6	29.8	32.1	402.3
Prior year	(6.1)	—	(0.1)	—	—	—	(6.2)
Total	197.0	65.5	65.1	6.6	29.8	32.1	396.1
Actual:
Current year	(80.5)	(63.7)	(51.1)	—	(17.8)	(27.5)	(240.6)
Prior year	(83.0)	(1.4)	(10.4)	(3.5)	(4.8)	(3.7)	(106.8)
Total	(163.5)	(65.1)	(61.5)	(3.5)	(22.6)	(31.2)	(347.4)
Balance, December 31, 2018	$123.4	$2.3	$12.2	$21.9	$11.1	$5.5	$176.4
Provision:
Current year	243.0	84.4	78.9	10.7	45.2	40.8	503.0
Prior year	(5.9)	—	—	(2.2)	—	—	(8.1)
Total	237.1	84.4	78.9	8.5	45.2	40.8	494.9
Actual:
Current year	(128.6)	(81.6)	(66.3)	—	(33.9)	(32.0)	(342.4)
Prior year	(105.9)	(1.6)	(13.2)	(5.8)	(13.2)	(5.8)	(145.5)
Total	(234.5)	(83.2)	(79.5)	(5.8)	(47.1)	(37.8)	(487.9)
Balance, December 31, 2019	$126.0	$3.5	$11.6	$24.6	$9.2	$8.5	$183.4

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2019, is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2019, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

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

On October 31, 2019, we elected to perform a qualitative assessment to determine whether it was necessary to perform a quantitative impairment test. Based on the weight of all available evidence, we determined that the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

Contingent Consideration

We record contingent consideration we receive at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the achievement of milestones and thus likelihood of receiving related payments. We revalue our contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones and changes in the assumed probability associated with regulatory approval.

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

At December 31, 2019, our contingent consideration related to consideration to be received as part of the Gainesville Transaction. We received one $5.0 million payment in the first quarter of 2019 and another $5.0 million payment in the second quarter of 2019; we are eligible to receive low double-digit royalties on net sales of IV/IM and parenteral forms of Meloxicam and any other Meloxicam Product(s); and we are eligible to receive up to $130.0 million in milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

In accordance with the accounting standard for fair value measurements, our contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration was determined as follows:

•

We received $5.0 million in the first quarter of 2019 and another $5.0 million in the second quarter of 2019; we are entitled to receive $5.0 million upon regulatory approval of an NDA for the first Meloxicam Product; and $45.0 million in seven equal, annual installments beginning on the first anniversary of such approval. The fair value of the regulatory milestone was estimated based on applying the likelihood of achieving the regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. We expect the regulatory milestone event to occur in the first quarter of 2020 and used a discount rate of 16.0%;

•

We are entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, we assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales given approval and IP protection. We then discounted these expected payments using a discount rate of 16.0%, which we believe captures a market participant’s view of the risk associated with the expected payments; and

•

We are entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Product. The sales milestones were determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, we used a risk-adjusted expected growth rate based on our assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt of 16.0%.

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

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. For information related to risks surrounding our deferred tax assets, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—Our deferred tax assets may not be realized.”

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, “New Accounting Pronouncements” in our “Notes to Consolidated Financial Statements” in this Annual Report for a discussion of new accounting standards.

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

We do not believe that inflation and changing prices have had a material impact on our results of operations, and as approximately 48% and 29% of our investments at December 31, 2019 are in corporate debt securities with a minimum rating of Aa2 (Moody’s)/AA (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively, our exposure to liquidity and credit risk is not believed to be significant.

At December 31, 2019, our borrowings consisted of $279.3 million outstanding under the 2023 Term Loans. The 2023 Term Loans bear interest at a LIBOR rate of our choosing (one, three or six months), plus 2.25% with a 0% LIBOR floor. We are currently using the one-month LIBOR rate, which was 1.74% at December 31, 2019. A 10% increase in the one-month LIBOR rate would have increased the amount of interest we owe under this agreement during the year ended December 31, 2019 by approximately $0.5 million. At December 31, 2018, a 10% increase in the one-month LIBOR rate, which was the LIBOR rate in use at the time, would have increased the amount of interest we owed by approximately $0.8 million. For a discussion about risks relating to LIBOR, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.”

Currency Exchange Rate Risk

Manufacturing and royalty revenues we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the Euro. The manufacturing and royalty payments on these non‑U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non‑U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non‑U.S. currencies. For example, if the USD weakens against a non‑U.S. currency, then our revenues will increase given a constant amount of sales in such non‑U.S. currency. For the year ended December 31, 2019, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $26.5 million, as compared to a reduction in revenues of approximately $36.1 million for the year ended December 31, 2018.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the Euro arising from expenses and payables at our Irish operations that are settled in Euro. The impact of changes in the exchange ratio of the USD and the Euro on our USD denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the Euro on operating expenses and payables incurred at our Irish operations that are settled in Euro. For the year ended December 31, 2019, an average 10% weakening in the USD relative to the Euro would have resulted in an increase to our expenses denominated in Euro of approximately $7.1 million, as compared to an increase in our expenses of approximately $9.3 million in the year ended December 31, 2018.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2019
REVENUES:
Product sales, net	$99,481	$136,635	$138,774	$149,609	$524,499
Manufacturing and royalty revenues	108,915	127,897	103,783	107,287	447,882
License revenue	—	1,000	—	144,750	145,750
Research and development revenue	14,706	14,340	12,686	11,084	52,816
Total revenues	223,102	279,872	255,243	412,730	1,170,947
EXPENSES:
Cost of goods manufactured and sold	45,361	46,223	42,319	46,482	180,385
Research and development(1)	102,570	104,435	107,671	198,157	512,833
Selling, general and administrative	141,220	155,075	148,701	154,453	599,449
Amortization of acquired intangible assets	9,952	10,062	10,173	10,171	40,358
Restructuring expense	—	—	—	13,401	13,401
Total expenses	299,103	315,795	308,864	422,664	1,346,426
OPERATING LOSS	(76,001)	(35,923)	(53,621)	(9,934)	(175,479)
OTHER (EXPENSE) INCOME, NET	(24,251)	(4,463)	(240)	7,377	(21,577)
LOSS BEFORE INCOME TAXES	(100,252)	(40,386)	(53,861)	(2,557)	(197,056)
INCOME TAX (BENEFIT) PROVISION	(3,854)	1,604	(983)	2,797	(436)
NET LOSS	$(96,398)	$(41,990)	$(52,878)	$(5,354)	$(196,620)
LOSS PER SHARE—BASIC AND DILUTED	$(0.62)	$(0.27)	$(0.34)	$(0.03)	$(1.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2018
REVENUES:
Product sales, net	$91,842	$109,807	$116,035	$132,650	$450,334
Manufacturing and royalty revenues	114,601	128,241	116,411	167,422	526,675
Research and development revenue	18,707	18,344	16,274	15,570	68,895
License revenues	—	48,250	—	120	48,370
Total revenues	225,150	304,642	248,720	315,762	1,094,274
EXPENSES:
Cost of goods manufactured and sold	44,476	43,417	39,410	49,117	176,420
Research and development	108,346	106,823	101,265	108,972	425,406
Selling, general and administrative	118,147	138,257	128,777	141,227	526,408
Amortization of acquired intangible assets	16,069	16,247	16,426	16,426	65,168
Total expenses	287,038	304,744	285,878	315,742	1,193,402
OPERATING (LOSS) INCOME	(61,888)	(102)	(37,158)	20	(99,128)
OTHER (EXPENSE) INCOME, NET	(5,110)	(24,343)	3,325	(1,711)	(27,839)
LOSS BEFORE INCOME TAXES	(66,998)	(24,445)	(33,833)	(1,691)	(126,967)
INCOME TAX PROVISION (BENEFIT)	(4,493)	8,204	611	8,022	12,344
NET LOSS	$(62,505)	$(32,649)	$(34,444)	$(9,713)	$(139,311)
LOSS PER SHARE—BASIC AND DILUTED	$(0.40)	$(0.21)	$(0.22)	$(0.06)	$(0.90)

(1)

Included in research and development expenses in the fourth quarter of 2019 is $86.6 million of expense related to the IPR&D acquired as part of the acquisition of Rodin, as it was determined that the IPR&D did not have an alternative future use.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2020 Annual General Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2020 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2020 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2020 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2020 Annual General Meeting of Shareholders.

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
2.1 *

Purchase and Sale Agreement, dated March 7, 2015, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Eagle Holdings USA, Inc., Recro Pharma, Inc., and Recro Pharma LLC (assigned by Recro to Baudax Bio, Inc. in November 2019).

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K/A (File No. 001-35299)	April 16, 2015
2.1.1

First Amendment to Purchase and Sale Agreement, dated December 8, 2016 by and among Alkermes Pharma Ireland Limited, Daravita Limited, Eagle Holdings USA, Inc., Recro Pharma, Inc., and Recro Gainesville LLC (assigned by Recro to Baudax Bio, Inc. in November 2019).

		Exhibit 2.1.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 17, 2017
2.1.2

Second Amendment to Purchase and Sale Agreement, dated December 20, 2018, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Alkermes US Holdings, Inc. (as successor in interest to Eagle Holdings USA, Inc.), Recro Pharma, Inc. and Recro Gainesville LLC (assigned by Recro to Baudax Bio, Inc. in November 2019).

		Exhibit 2.1.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
2.2 **

Agreement and Plan of Merger, dated November 14, 2019 by and among Alkermes, Inc., Thinker Merger Sub, Inc., Alkermes plc, Rodin Therapeutics, Inc., and Shareholder Representative Services LLC, as Company Equityholder Representative.

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 26, 2016
4.1 #	Description of Securities.
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014
10.1.3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1.5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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

		Exhibit 10.7 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.7	Amended and Restated License Agreement, dated September 26, 2003, by and between Acorda Therapeutics, Inc. and Elan Corporation, plc.	Exhibit 10.14 to the Acorda Therapeutics, Inc. Quarterly Report on Form 10-Q/A (File No.000-50513; film No. 11821367)	July 20, 2011
10.7.1 *	Supply Agreement, dated September 26, 2003, by and between Acorda Therapeutics, Inc. and Elan Corporation, plc.	Exhibit 10.22 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
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

		Exhibit 10.46 to the Acorda Therapeutics, Inc. Annual Report on Form 10-K (File No.000-50513; film no. 13653677)	February 28, 2013
10.7.4

Amendment No. 3, dated February 14, 2013, to the Amended and Restated License Agreement, dated September 26, 2003, as amended and the Supply Agreement, dated September 26, 2003, as amended, in each case by and between Acorda Therapeutics, Inc. and Alkermes Pharma Ireland Limited (as successor in interest to Elan Corporation, plc).

		Exhibit 10.1 to the Acorda Therapeutics, Inc. Quarterly Report on Form 10-Q (File No. 000-50513; film No. 13831684)	May 10, 2013
10.8 *	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.	Exhibit 10.23 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.8.1

First Amendment, dated as of July 31, 2003, to the License Agreement by and among Elan Drug Delivery, Inc. (formerly Elan Pharmaceutical Research Corp.) and Elan Pharma International Limited and Janssen Pharmaceutica NV dated March 31, 1999.

		Exhibit 10.24 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
10.8.2 *

Agreement Amendment No. 2, dated as of July 31, 2009, to the License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999, as amended by the First Amendment, dated as of July 31, 2003.

		Exhibit 10.25 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
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

		Exhibit 10.52 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	May 23, 2013
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

		Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.10 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.	Exhibit 10.10 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.10.1 *	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.	Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.10.2	Second Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of January 31, 2019.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 25, 2019

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.10.3 #**	Third Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 30, 2019.
10.11	Lease between Alkermes, Inc. and PDM 900 Unit, LLC, dated March 23, 2018.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.11.1	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.11.2	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 25, 2019
10.12 †	Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12.1 †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.12.2 †	Amendment No. 2 to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops, dated September 10, 2009.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.13 †	Form of Employment Agreement, dated as of December 12, 2007, entered into by and between Alkermes, Inc. and each of James M. Frates and Michael J. Landine.	Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.13.1 †	Form of Amendment to Employment Agreement entered into by and between Alkermes, Inc. and each of James M. Frates and Michael J. Landine.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.14 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.15 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.17 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and James R. Robinson, Jr.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.17.1†	Offer Letter between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.17.2 †	Offer Letter between Alkermes, Inc. and James R. Robinson, Jr., dated February 28, 2018.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.18 †	Form of Indemnification Agreement by and between Alkermes, Inc. and each of its directors and executive officers.	Exhibit 10.1 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	March 25, 2010
10.19 †	Form of Deed of Indemnification for Alkermes plc Officers.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.20 †	Form of Deed of Indemnification for Alkermes plc Directors/Secretary.	Exhibit 10.2 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.21 †	Form of Deed of Indemnification for Alkermes, Inc. and Subsidiaries Directors/Secretary.	Exhibit 10.3 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	September 20, 2011
10.22†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.22.1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22.7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.23†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.23.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.23.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24 †	Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 23, 2018
10.24.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23 ,2018
10.24.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan.	Exhibit 10.10 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
21.1 #	List of subsidiaries
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1 #	Power of Attorney (included on the signature pages hereto)
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.
**

In accordance with Item 601(b)(2)(ii) of Regulation S-K, certain information (indicated by “[**]”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES PLC

	By:	/s/ Richard F. Pops Richard F. Pops Chairman and Chief Executive Officer

February 13, 2020

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

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2020

/s/ James M. Frates James M. Frates	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020

/s/ Iain M. Brown Iain M. Brown	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2020

/s/ David W. Anstice David W. Anstice	Director	February 13, 2020

/s/ Robert A. Breyer Robert A. Breyer	Director	February 13, 2020

/s/ Shane Cooke Shane Cooke	Director	February 13, 2020

/s/ Richard Gaynor Richard Gaynor	Director	February 13, 2020

/s/ Wendy L. Dixon Wendy L. Dixon	Director	February 13, 2020

/s/ Paul J. Mitchell Paul J. Mitchell	Director	February 13, 2020

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 13, 2020

/s/ Frank Anders Wilson Frank Anders Wilson	Director	February 13, 2020

/s/ Nancy J. Wysenski Nancy J. Wysenski	Director	February 13, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019, the manner in which it accounts for revenue from contracts with customers in 2018, and the manner in which it accounts for share-based compensation in 2017.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Contingent Consideration

As described in Notes 2 and 5 to the consolidated financial statements, contingent consideration is recorded at fair value on the acquisition date and is revalued each reporting period, with changes in the fair value recognized within the consolidated statement of operations and comprehensive loss. As of and for the year ended December 31, 2019, management recorded a total contingent consideration asset of $32.4 million and expense of $22.8 million. Management estimated the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the achievement of milestones and thus the likelihood of receiving related payments. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones and changes in the assumed probability associated with regulatory approval. These fair value measurements are based on significant inputs not observable in the market.

The principal considerations for our determination that performing procedures relating to the fair value of contingent consideration is a critical audit matter are there was significant judgment by management in developing the assumptions used in the fair value measurement, including the discount rate, the amount and timing of cash flows, the assumed achievement and timing of any development and sales-based milestones, and the assumed probability associated with regulatory approval. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures related to the fair value of contingent consideration and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimation of the fair value of contingent consideration, including controls over the assumptions used to estimate the fair value. These procedures also included, among others, testing management’s process for developing the fair value of contingent consideration, evaluating the reasonableness of valuation models and assumptions used, including the discount rate, the amount and timing of cash flows, the assumed achievement and timing of any development and sales-based milestones, and the assumed probability associated with regulatory approval. Evaluating management’s assumptions related to cash flows, probability of success, and achievement and timing of milestone payments involved evaluating whether the assumptions used by management were reasonable considering the agreements associated with the transaction, the consistency with industry studies and the stage of product development. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s valuation models and evaluating the reasonableness of the assumptions used in the models.

Rebate Accruals - Medicaid Drug Rebate Program

As described in Note 2 and Note 10 to the consolidated financial statements, the Company’s revenue from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. Accruals for rebates to states under the Medicaid Drug Rebate Program are recorded as a reduction of sales when the product is shipped into the distribution channel using the expected value method. As of December 31, 2019, total accrued sales discounts, allowances and reserves were $153.9 million, of which a significant amount related to Medicaid rebates. The Company rebates individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. Management estimated expected unit sales and rebates per unit under the Medicaid program and adjusted its rebate accrual based on actual unit sales and rebates per unit.

The principal considerations for our determination that performing procedures relating to rebate accruals for the Medicaid Drug Rebate Program is a critical audit matter are there was significant judgment by management in developing the rebate accruals, including developing assumptions related to the estimates of units sold and rebates per unit under the Medicaid program. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures related to rebate accruals for the Medicaid Drug Rebate Program.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to rebate accruals for the Medicaid drug rebate program, including controls over the assumptions used to estimate the rebate accruals. These procedures also included, among others, (i) obtaining an understanding of management’s process and methodology for determining the Medicaid rebate accruals, (ii) assessing the appropriateness of management’s methodology, (iii) comparing accrual balances and deduction to sales year over year, (iv) assessing the reasonableness of management’s forecast of Medicaid units by comparing to historical results and considering the historical accuracy of the accrual for management bias, and (v) testing rebate claims processed by the Company.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 13, 2020

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,771	$266,762
Investments—short-term	331,208	272,533
Receivables, net	257,086	292,223
Contract assets	8,386	8,230
Inventory	101,803	90,196
Prepaid expenses and other current assets	59,716	53,308
Total current assets	961,970	983,252
PROPERTY, PLANT AND EQUIPMENT, NET	362,168	309,987
INTANGIBLE ASSETS, NET	150,643	191,001
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	96,558	85,807
INVESTMENTS—LONG-TERM	79,391	80,744
CONTINGENT CONSIDERATION	32,400	65,200
RIGHT-OF-USE ASSETS	12,379	—
OTHER ASSETS	17,021	16,143
TOTAL ASSETS	$1,805,403	$1,825,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$373,037	$333,762
Operating lease liabilities—short-term	8,466	—
Contract liabilities—short-term	6,766	3,169
Long-term debt—short-term	2,843	2,843
Total current liabilities	391,112	339,774
LONG-TERM DEBT	274,295	276,465
CONTRACT LIABILITIES—LONG-TERM	22,068	9,525
OPERATING LEASE LIABILITIES—LONG-TERM	5,342	—
OTHER LONG-TERM LIABILITIES	27,144	27,958
Total liabilities	719,961	653,722
COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 160,489,888 and 158,180,833 shares issued; 157,779,002 and 155,757,344 shares outstanding at December 31, 2019 and 2018, respectively	1,602	1,579
Treasury shares, at cost (2,710,886 and 2,423,489 shares at December 31, 2019 and 2018, respectively)	(118,386)	(108,969)
Additional paid-in capital	2,586,030	2,467,323
Accumulated other comprehensive loss	(1,816)	(3,280)
Accumulated deficit	(1,381,988)	(1,185,368)
Total shareholders’ equity	1,085,442	1,171,285
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,805,403	$1,825,007

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$524,499	$450,334	$362,834
Manufacturing and royalty revenues	447,882	526,675	505,308
License revenue	145,750	48,370	28,000
Research and development revenue	52,816	68,895	7,232
Total revenues	1,170,947	1,094,274	903,374
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	180,385	176,420	154,748
Research and development	512,833	425,406	412,889
Selling, general and administrative	599,449	526,408	421,578
Amortization of acquired intangible assets	40,358	65,168	62,059
Restructuring expense	13,401	—	—
Total expenses	1,346,426	1,193,402	1,051,274
OPERATING LOSS	(175,479)	(99,128)	(147,900)
OTHER (EXPENSE) INCOME, NET:
Interest income	13,976	9,238	4,649
Interest expense	(13,601)	(15,437)	(12,008)
Change in the fair value of contingent consideration	(22,800)	(19,600)	21,600
Other income (expense), net	848	(2,040)	(9,615)
Total other (expense) income, net	(21,577)	(27,839)	4,626
LOSS BEFORE INCOME TAXES	(197,056)	(126,967)	(143,274)
INCOME TAX (BENEFIT) PROVISION	(436)	12,344	14,671
NET LOSS	$(196,620)	$(139,311)	$(157,945)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(1.25)	$(0.90)	$(1.03)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	157,051	155,112	153,415
COMPREHENSIVE LOSS:
Net loss	$(196,620)	$(139,311)	$(157,945)
Holding gain (loss), net of a tax provision (benefit) of $426, $159, $(295), respectively	1,464	512	(518)
COMPREHENSIVE LOSS	$(195,156)	$(138,799)	$(158,463)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2016	154,191,281	$1,539	$2,231,797	$(3,274)	$(947,942)	(1,760,767)	$(72,639)	$1,209,481
Issuance of ordinary shares under employee stock plans	1,850,084	16	23,501	—	—	—	—	23,517
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	16,267	2	273	—	—	(287,409)	(16,708)	(16,433)
Share-based compensation expense	—	—	83,184	—	—	—	—	83,184
Unrealized loss on marketable securities, net of tax benefit of $(295)	—	—	—	(518)	—	—	—	(518)
Cumulative effect adjustment related to change in accounting for excess tax benefits	—	—	—	—	61,522	—	—	61,522
Net loss	—	—	—	—	(157,945)	—	—	(157,945)
BALANCE — December 31, 2017	156,057,632	$1,557	$2,338,755	$(3,792)	$(1,044,365)	(2,048,176)	$(89,347)	$1,202,808
Issuance of ordinary shares under employee stock plans	1,087,815	11	20,866	—	—	—	—	20,877
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,035,386	11	(11)	—	—	(375,313)	(19,622)	(19,622)
Share-based compensation expense	—	—	107,713	—	—	—	—	107,713
Unrealized loss on marketable securities, net of tax provision of $159	—	—	—	512	—	—	—	512
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	(1,692)	—	—	(1,692)
Net loss	—	—	—	—	(139,311)	—	—	(139,311)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	1,510,177	15	18,910	—	—	—	—	18,925
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	798,878	8	92	—	—	(287,397)	(9,417)	(9,317)
Share-based compensation expense	—	—	99,705	—	—	—	—	99,705
Unrealized loss on marketable securities, net of tax provision of $426	—	—	—	1,464	—	—	—	1,464
Net loss	—	—	—	—	(196,620)	—	—	(196,620)
BALANCE — December 31, 2019	160,489,888	$1,602	$2,586,030	$(1,816)	$(1,381,988)	(2,710,886)	$(118,386)	$1,085,442

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,620)	$(139,311)	$(157,945)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	80,413	103,660	98,523
Share-based compensation expense	100,977	105,357	83,917
Deferred income taxes	(319)	10,623	7,234
Change in the fair value of contingent consideration	22,800	19,600	(21,600)
Loss on debt refinancing	—	2,298	—
Payment made for debt refinancing	—	(2,251)	—
Impairment of property, plant and equipment	—	5,746	—
Impairment of investment in Synchronicity Pharma, Inc.	—	—	10,471
Other non-cash charges	(580)	979	3,471
Changes in assets and liabilities, excluding the effect of acquisitions:
Receivables	35,136	(58,632)	(42,489)
Contract assets	(5,156)	880	—
Inventory	(13,077)	(2,665)	(30,191)
Prepaid expenses and other assets	(1,784)	(5,990)	(9,506)
Right-of-use assets	8,399	—	—
Accounts payable and accrued expenses	34,847	46,739	72,658
Contract liabilities	16,140	3,252	(1,447)
Operating lease liabilities	(9,117)	—	—
Other long-term liabilities	18	8,996	6,094
Cash flows provided by operating activities	72,077	99,281	19,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(90,942)	(69,431)	(51,300)
Proceeds from the sale of equipment	900	507	162
Proceeds from contingent consideration	10,000	—	—
Purchases of investments	(277,518)	(397,727)	(431,712)
Sales and maturities of investments	224,602	444,456	464,494
Acquisition of Rodin Therapeutics, Inc.'s net assets, net of cash acquired	(8,875)	—	—
Cash flows used in investing activities	(141,833)	(22,195)	(18,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	18,925	20,877	23,517
Employee taxes paid related to net share settlement of equity awards	(9,317)	(19,622)	(16,433)
Principal payments of long-term debt	(2,843)	(743)	—
Payment made for debt refinancing	—	(2,132)	(3,000)
Cash flows provided by (used in) financing activities	6,765	(1,620)	4,084
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(62,991)	75,466	4,918
CASH AND CASH EQUIVALENTS—Beginning of period	266,762	191,296	186,378
CASH AND CASH EQUIVALENTS—End of period	$203,771	$266,762	$191,296
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$13,254	$12,526	$11,143
Cash paid for taxes	$2,508	$754	$2,992
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$13,789	$11,720	$11,151

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alkermes plc (the “Company”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed products focused on central nervous system disorders such as addiction and schizophrenia and a pipeline of product candidates in the fields of neuroscience and oncology. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries: Alkermes Ireland Holdings Limited; Daravita Pharma Ireland Limited; Daravita Limited; Alkermes Science Four Limited; Alkermes Science Five Limited; Alkermes Pharma Ireland Limited; Alkermes U.S. Holdings, Inc.; Alkermes, Inc.; Alkermes Controlled Therapeutics, Inc.; Alkermes Europe, Ltd.; Alkermes Finance Ireland Limited; Alkermes Finance Ireland (No. 2) Limited; Alkermes Finance Ireland (No. 3) Limited; Alkermes Finance S.à r.l; and Rodin Therapeutics, Inc. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on‑going basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long‑lived assets, share‑based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments

The Company has investments in various types of securities, consisting primarily of United States (“U.S.”) government and agency obligations, corporate debt securities and debt securities issued by foreign agencies and backed by foreign governments. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2019, substantially all these investments were classified as available for sale and were recorded at fair value.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. At December 31, 2019, the Company’s financial assets consisted of cash equivalents, investments and contingent consideration and are classified within the fair value hierarchy as follows:

•

Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2019 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account;

•

Level 2–these valuations are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which the Company has limited visibility into their trading volumes. Valuations of these financial instruments do not require a significant degree of judgment. Assets utilizing Level 2 inputs at December 31, 2019 included U.S. government agency debt securities, debt securities issued by foreign agencies and backed by foreign governments and investments in corporate debt securities that are trading in the credit markets; and

•

Level 3–these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At December 31, 2019, assets utilizing Level 3 inputs included contingent consideration and an investment in a corporate debt security.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration

The Company records contingent consideration it is entitled to receive at fair value on the acquisition date. The Company estimates the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the achievement of milestones and thus likelihood of receiving related payments. The Company revalues its contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones and changes in the assumed probability associated with regulatory approval.

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

The Company’s finite-lived intangible assets, consisting of core developed technology and collaboration agreements acquired as part of the acquisition of EDT, were recorded at fair value at the time of their acquisition and are stated within the Company’s consolidated balance sheets net of accumulated amortization. The finite-lived intangible assets are amortized over their estimated useful lives using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. The useful lives of the Company’s intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent.

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

Because the Company adopted Topic 606 using the modified retrospective method, the Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018. Therefore, the comparative information at December 31, 2017 has not been adjusted and continues to be reported under the old revenue recognition guidance (“Topic 605”).

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL®, ARISTADA® and ARISTADA INITIO® in the U.S. primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•

Product Returns—the Company records an estimate for product returns at the time our customers take control of their product. The Company estimates this liability using the expected value based on historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a deduction to arrive at product sales, net. Once product is returned, it is destroyed; and

•

Medicare Part D—the Company records accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Center for Medicare and Medicaid, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”) for INVEGA SUSTENNA®/XEPLION® and INVEGA TRINZA®/TREVICTA® as well as RISPERDAL CONSTA®, Acorda Therapeutics, Inc. (“Acorda”) for AMPYRA®/FAMPYRA®, and Biogen Swiss Manufacturing GmbH (together with its affiliates, “Biogen”) for VUMERITY® (diroximel fumarate, formerly known as BIIB098). Substantially all of the products developed under these arrangements are currently being marketed as approved products for which the Company receives payments for manufacturing services and/or royalties on net product sales.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalty Revenue

The Company recognizes royalty revenues related to the sale by its licensees of products that incorporate the Company’s technologies. Royalties, with the exception of those earned on sales of AMPYRA as set forth below, qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of intellectual property (“IP”) is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned in the period the products are sold by the Company's partner and the Company has a present right to payment. Royalties on AMPYRA manufactured under our license and supply agreements with Acorda are incorporated into the standard cost-based model described in the manufacturing revenues section, above, as the terms of such agreements entitle the Company to royalty revenue as the product is being manufactured, which represents a faithful depiction of the transfer of goods, and not based on the actual end-market sales of the licensee. Certain of the Company’s royalty revenues are recognized by the Company based on information supplied to the Company by its licensees and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The difference between the Company’s actual and estimated royalty revenues has not been material to date.

Research and Development Revenue

R&D revenue consists of funding that compensates the Company for formulation, pre‑clinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the R&D arrangements are performed.

License Revenue

The Company recognizes revenue from the grant of distinct, right-to-use licenses of IP when control of the license is transferred to the customer, which is the point in time the customer is able to direct the use of and obtain substantially all of the benefits from the license.

Receivables, net

Receivables, net, include amounts billed and currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was $0.2 million at each of December 31, 2019 and 2018.

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time, except for $5.0 million of consideration related to the Company’s collaboration with Biogen related to Vumerity, which the Company expects to receive in approximately three years, and is included in “Other assets” in the accompanying consolidated balance sheets. The manufacturing related amounts included in the contract assets table below complete the manufacturing process in ten days to eight weeks and are classified as current assets.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2018	$9,110
Additions	57,617
Transferred to receivables, net	(58,497)
Contract assets at December 31, 2018	8,230
Additions	37,911
Transferred to receivables, net	(32,755)
Contract assets at December 31, 2019	$13,386

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities

The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2018	$9,442
Additions	6,381
Amounts recognized into revenue	(3,129)
Contract liabilities at December 31, 2018	12,694
Additions	18,677
Amounts recognized into revenue	(2,537)
Contract liabilities at December 31, 2019	$28,834

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2019, 2018 and 2017, the Company recorded a (loss) gain on foreign currency translation of $(0.9) million, $(2.3) million and $3.7 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies and pharmaceutical wholesalers account for the majority of the Company’s receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	29%	28%	27%	29%	31%	33%
Biogen	*	17%	*	10%	*	*
Cardinal Health	12%	*	*	13%	*	*
AmerisourceBergen	10%	*	*	*	*	*
Acorda	*	*	15%	10%	14%	13%

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2019, 2018 and 2017, as noted.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenue by region:
U.S.	$966,929	$884,600	$700,090
Ireland	3,195	4,915	9,706
Rest of world	200,823	204,759	193,578
Assets by region:
Current assets:
U.S.	$551,799	$546,533	$402,481
Ireland	407,791	433,837	403,167
Rest of world	2,381	2,882	3,196
Long-term assets:
U.S.:
Other	$382,029	$312,243	$360,641
Ireland:
Intangible assets	$150,643	$191,001	$256,168
Goodwill	92,873	92,873	92,873
Other	217,887	245,638	278,701

Research and Development Expenses

For each of its R&D programs, the Company incurs both external and internal expenses. External R&D expenses include costs related to clinical and non‑clinical activities performed by contract research organizations, consulting fees, laboratory services, purchases of drug product materials and third‑party manufacturing development costs. Internal R&D expenses include employee‑related expenses, occupancy costs, depreciation and general overhead. The Company tracks external R&D expenses for each of its development programs, however, internal R&D expenses, with the exception of those expenses related to VUMERITY, are not tracked by individual program as they benefit multiple programs or the Company’s technologies in general.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are primarily comprised of employee-related expenses associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs.

Advertising costs are expensed as incurred. During the years ended December 31, 2019, 2018 and 2017, advertising costs totaled $31.1 million, $54.7 million and $34.4 million, respectively.

Share‑Based Compensation

The Company’s share‑based compensation programs grant awards in the form of stock options and restricted stock units (“RSUs”), which vest with the passage of time and/or vest based on the achievement of certain performance criteria. The Company issues new shares upon the exercise of stock option or the vesting of RSUs. Under the terms of the Company’s stock option plans (the “Plans”), certain of the Company’s employees may become eligible upon retirement for accelerated vesting of certain awards granted to them under the Plans. Since there are no effective future service requirements for such employees, the fair value of awards to such employees is expensed in full on the grant date or upon meeting the retirement eligibility criteria, whichever is later.

Time-Based Stock Options

Stock option grants to employees expire ten years from the grant date and generally vest one fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company, except as otherwise provided in the applicable Plan. Stock option grants to non-employee directors expire ten years from the grant date and generally vest over a one year period provided that the director continues to serve on the Company’s board of directors through the vesting date, except as otherwise provided in the applicable Plan. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share‑based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each stock option grant was estimated on the grant date with the following weighted‑average assumptions:

Year Ended December 31,
	2019	2018	2017
Expected option term	5 - 7 years	5 - 8 years	5 - 8 years
Expected stock volatility	46% - 50%	44% - 49%	43% - 47%
Risk-free interest rate	1.34% - 2.59%	2.25% - 3.10%	1.69% - 2.38%
Expected annual dividend yield	—	—	—

Performance-Based Stock Options

Certain of the Company’s granted stock options are subject to achievement of a specified market condition prior to vesting in addition to being subject to time-based vesting. The estimated fair value of these stock options that vest upon the achievement of a market condition was determined through the use of a Monte Carlo simulation model, which utilizes input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value for the award. The Monte Carlo simulation model used the following assumptions:

Grant Date	Weighted-Average Expected Volatility	Cost of Equity	Risk-Free Interest Rate
February 21, 2019	45.0%	12.0%	2.69%

Compensation expense for the stock options that vest upon the achievement of a market condition is recognized over a derived service period as determined by the Monte Carlo simulation model. The vesting of these stock options is also subject to continued employment of the grantee.

Time‑Based Restricted Stock Units

Time‑based RSUs awarded to employees generally vest one‑fourth per year over four years, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares subject to these RSUs are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of time‑vested RSUs is equal to the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

Performance-Based Restricted Stock Units

Performance-based RSUs awarded to employees vest upon the achievement of certain performance criteria. The estimated fair value of these RSUs is based on the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant. Compensation expense for performance-based RSUs is recognized from the moment the Company determines the performance criteria probable to the date the Company deems the event is likely to occur. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of Irish, U.S. and other foreign pre‑tax

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business.

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

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.‑based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2019, 2018 and 2017, the Company contributed $14.8 million, $12.1 million and $9.8 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland‑based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to a maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2019, 2018 and 2017, the Company contributed $4.1 million, $4.0 million and $3.7 million, respectively, in contributions to the Defined Contribution Plan.

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

Effective January 1, 2019, the Company adopted the requirements under Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. Topic 842 was issued in order to increase transparency and comparability among organizations by recognizing right-of-use lease assets and operating lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP (“Topic 840”) and Topic 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under Topic 840. At January 1, 2019, the Company recorded a right-of-use asset of $20.1 million and an operating lease liability of $22.1 million. For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 9, Leases, in the “Notes to Consolidated Financial Statements” in this Annual Report.

In April 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative that involves several aspects of the accounting for share-based payment transactions. The amendments in this

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU becomes effective for the Company in the year ending December 31, 2020. This standard primarily impacts how firms account for credit losses and requires an impairment model, known as the current expected credit loss model (“CECL”), that is based on expected losses rather than incurred losses. Companies are required to carry an allowance for expected credit losses for most debt instruments (except those carried at fair value), trade receivables, lease receivables, reinsurance receivables, financial guarantee contracts and loan commitments. Available-for-sale debt securities are scoped out of this guidance. The Company’s investment portfolio primarily consists of available-for-sale securities carried at fair value. Further, the Company’s trade receivables do not have abnormally long terms and the Company has rarely ever written off trade receivables. Accordingly, the Company has determined that the adoption of this standard will not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which addresses the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU became effective for and was adopted by the Company in the year ending December 31, 2019 and the adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. Adoption of this standard only impacts the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company will adopt the standard as of January 1, 2020 using the prospective transition method, whereby it will apply the requirements to any eligible costs incurred after adoption. As such, there should be no impact to the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020. The Company reviewed its collaborative arrangements and determined that there are no collaborative arrangements that are considered within the scope of this standard.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2019, 2018 and 2017, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
VIVITROL	$335,365	$302,609	$269,321
ARISTADA/ARISTADA INITIO	189,134	147,725	93,513
Total product sales, net	$524,499	$450,334	$362,834

During the years ended December 31, 2019, 2018 and 2017, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$256,947	$256,947
RISPERDAL CONSTA	50,433	15,950	66,383
AMPYRA/FAMPYRA	22,071	15,170	37,241
Other	31,750	55,561	87,311
	$104,254	$343,628	$447,882

	Year Ended December 31, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$241,423	$241,423
RISPERDAL CONSTA	52,770	18,352	71,122
AMPYRA/FAMPYRA	53,044	54,009	107,053
Other	27,214	79,863	107,077
	$133,028	$393,647	$526,675

	Year Ended December 31, 2017
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$214,931	$214,931
RISPERDAL CONSTA	64,793	20,129	84,922
AMPYRA/FAMPYRA	55,373	61,646	117,019
Other	32,655	55,781	88,436
	$152,821	$352,487	$505,308

The research and development revenue and license revenue recorded during the years ended December 31, 2019, 2018 and 2017 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for VUMERITY.

Under a license and collaboration agreement with Biogen, which the Company entered into in November 2017 and amended in October 2018, January 2019 and October 2019, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement. Upon entering into the November 2017 license and collaboration agreement, the Company received an up-front cash payment of $28.0 million and was also eligible to receive additional payments upon achievement of developmental milestones with respect to VUMERITY. In June 2018, the Company received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the clinical development program for VUMERITY. In November 2019, the Company also received an additional payment of $150.0 million following FDA approval of the NDA for VUMERITY and transfer of such NDA to Biogen. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products other than VUMERITY covered by patents licensed to Biogen under the November 2017 license and collaboration agreement. Biogen paid a portion of the VUMERITY development costs the Company incurred in 2017 and, since January 1, 2018, Biogen has been responsible for all VUMERITY development costs the Company incurs, subject to annual budget limitations. Following FDA approval of the NDA for VUMERITY in October 2019, the NDA and any further development responsibilities with respect to VUMERITY were transferred to Biogen.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluated the license and collaboration agreement under Topic 606 and determined that it had four deliverables: (i) the grant of a distinct, right-to-use license of IP to Biogen; (ii) future development services; (iii) clinical supply; and (iv) participation on a joint steering committee with Biogen. The Company’s participation on the joint steering committee was considered to be perfunctory and thus not recognized as a performance obligation. The deliverables, aside from the participation in the joint steering committee which was considered to be perfunctory, were determined to be separate performance obligations as the license is separately identifiable from the development services and clinical supply, and the development services are not expected to significantly modify or customize the IP.

The Company allocated the arrangement consideration to each performance obligation using the standalone selling prices based on its estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the standalone selling price of the license in order to allocate the consideration to the performance obligations. To estimate the standalone selling price of the license, the Company assessed the likelihood of the FDA’s approval of VUMERITY and estimated the expected future cash flows assuming FDA approval and maintenance of the IP protecting VUMERITY. The Company then discounted these cash flows using a discount rate of 8.0%, which it believes captures a market participant’s view of the risk associated with the expected cash flows. The estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

Under Topic 606, the Company allocated the $28.0 million up-front payment and the $50.0 million June 2018 payments as follows: $27.0 million and $48.3 million to the delivery of the license; $0.9 million and $1.5 million to future development services; and $0.1 million and $0.2 million to clinical supply, respectively.

In November 2019, following FDA acceptance of the NDA for VUMERITY and transfer of such NDA to Biogen, the Company received a $150.0 million milestone payment, $144.8 million of which was allocated to the delivery of the license; and $5.2 million of which was allocated to future development services and clinical supply. The amounts allocated to the license were recognized upon receipt of the payments as delivery of the license occurred upon entry into the agreement in 2017. The amounts allocated to the development services and clinical supply will be recognized over the course of the development work and as clinical supply is delivered to Biogen, which is expected to continue into 2020. The Company expects to earn an additional $0.3 million in research and development revenue under this agreement with Biogen through 2020.

In addition, the Company will receive a 15% royalty on worldwide net sales of VUMERITY, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of VUMERITY. The Company is also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for VUMERITY are subject to customary reductions, as set forth in the license and collaboration agreement.

The Company determined that the future development milestones and sales-based royalties that it may be entitled to receive are variable consideration. The Company is using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. The royalties are subject to the sales-based exception and will be recorded when the corresponding sale occurs.

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen has an option to assume responsibility, subject to a transition period, for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of product that is manufactured by Biogen or its designee. The Company evaluated the commercial supply agreement and the related amendments under Topic 606 and determined that these agreements should be combined and accounted for as a separate contract since the commercial supply agreement and amendment to the November 2017 license and collaboration agreement were negotiated together to achieve a common economic objective and the additional performance obligations under the commercial supply agreement are considered distinct obligations priced at their standalone selling prices. The Company determined that it had two separate performance obligations, the commercial supply of VUMERITY and, upon an election by Biogen to commence a transfer of technology relating to the manufacture of

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VUMERITY (a “Tech Transfer”), services to be performed by the Company in connection with such Tech Transfer. There are other deliverables under the agreements that were determined to be perfunctory or immaterial.

In connection with the entry into the commercial supply agreement and the related amendments, the Company received payments in the aggregate amount of $5.8 million in the fourth quarter of 2019 and, if Biogen opts to assume responsibility for the manufacture of VUMERITY, the Company will be eligible to receive an additional $5.0 million payment upon the earlier of successful completion of the Tech Transfer or a date in the fourth quarter of 2022. The $5.8 million received in the fourth quarter of 2019 plus amounts received in connection with the Tech Transfer, if any, will be allocated to each of the performance obligations using the standalone selling prices based on the Company’s estimate of selling price for the commercial supply of VUMERITY and the services related to the Tech Transfer, and this additional arrangement consideration will be recognized as the Company delivers commercial supply of VUMERITY and/or provides services relating to the Tech Transfer. The Company expects to begin performing under this commercial supply agreement in the first quarter of 2020.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
December 31, 2019	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$144,161	$676	$—	$—	$144,837
U.S. government and agency debt securities	112,948	434	(1)	(1)	113,380
International government agency debt securities	72,753	248	(10)	—	72,991
Total short-term investments	329,862	1,358	(11)	(1)	331,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	51,070	—	(45)	(7)	51,018
International government agency debt securities	20,806	—	(18)	—	20,788
U.S. government and agency debt securities	4,000	—	(4)	—	3,996
	75,876	—	(67)	(7)	$75,802
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	102	—	—	1,769
	3,487	102	—	—	3,589
Total long-term investments	79,363	102	(67)	(7)	79,391
Total investments	$409,225	$1,460	$(78)	$(8)	$410,599

December 31, 2018
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$120,197	$57	$(62)	$(274)	$119,918
U.S. government and agency debt securities	80,055	115	(11)	(87)	80,072
International government agency debt securities	72,091	85	(8)	(117)	72,051
	272,343	257	(81)	(478)	272,041
Held-to-maturity securities:
Corporate debt securities	492	—	—	—	492
Total short-term investments	272,835	257	(81)	(478)	272,533
Long-term investments:
Available-for-sale securities:
Corporate debt securities	53,505	—	(185)	(93)	$53,227
U.S. government and agency debt securities	18,474	—	(21)	(12)	18,441
International government agency debt securities	5,457	—	(4)	—	5,453
	77,436	—	(210)	(105)	77,121
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	136	—	—	1,803
	3,487	136	—	—	3,623
Total long-term investments	80,923	136	(210)	(105)	80,744
Total investments	$353,758	$393	$(291)	$(583)	$353,277

Realized gains and losses on the sales and maturities of marketable securities, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Proceeds from the sales and maturities of marketable securities	$224,602	$444,456	$464,494
Realized gains	$997	$4	$9
Realized losses	$497	$268	$3

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s available‑for‑sale and held‑to‑maturity securities at December 31, 2019 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$216,084	$216,764	$1,820	$1,820
After 1 year through 5 years	189,654	190,246	1,667	1,769
Total	$405,738	$407,010	$3,487	$3,589

At December 31, 2019, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted of U.S. government and agency debt securities, corporate debt securities and international government agency debt securities. The unrealized losses are a result of market conditions related to increasing interest rates. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

In February 2016, the Company entered into a collaboration and license option agreement with Synchronicity Pharma, Inc. (“Synchronicity”) formerly Reset Therapeutics, Inc., a related party. The Company made a $15.0 million investment in exchange for shares of Synchronicity’s Series B Preferred Stock. The Company was accounting for its investment in Synchronicity under the equity method based on its percentage of ownership, its seat on the board of directors and its belief that it could exert significant influence over the operating and financial policies of Synchronicity.

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

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of December 31, 2019, the Company’s total contribution in Fountain was equal to €6.0 million, and its commitment represents approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method. During the years ended December 31, 2019, 2018 and 2017 the Company recorded a reduction in its investment in Fountain of $0.4 million, an increase of $0.5 million and a reduction of $0.1 million, respectively, which represented the Company’s proportional share of Fountain’s net (losses) gains for the period. The Company’s $5.9 million and $5.5 million net investment in Fountain at December 31, 2019 and 2018, respectively, was included within “Other assets” in the accompanying consolidated balance sheets.

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,064	$8,064	$—	$—
U.S. government and agency debt securities	117,376	73,795	43,581	—
Corporate debt securities	195,855	—	193,902	1,953
International government agency debt securities	93,779	—	93,779	—
Contingent consideration	32,400	—	—	32,400
Total	$447,474	$81,859	$331,262	$34,353

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$54,590	$54,590	$—	$—
U.S. government and agency debt securities	98,513	60,107	38,406	—
Corporate debt securities	173,637	—	173,145	492
International government agency debt securities	77,504	—	77,504	—
Contingent consideration	65,200	—	—	65,200
Common stock warrants	1,205	—	—	1,205
Total	$470,649	$114,697	$289,055	$66,897

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities from Level 1 to Level 2 or from Level 2 to Level 1 during the year ended December 31, 2019. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at December 31, 2019:

(In thousands)	Fair Value
Balance, January 1, 2019	$66,897
Purchase of corporate debt security	1,953
Change in the fair value of warrants	1,837
Change in the fair value of contingent consideration	(22,800)
Payments received from contingent consideration	(10,000)
Proceeds from the sale of shares acquired upon exercise of warrants	(3,042)
Impairment of corporate debt security	(492)
Balance, December 31, 2019	$34,353

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

In April 2015, the Company completed the sale of its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam. On December 20, 2018, the Company entered into a Second Amendment to the Purchase and Sale Agreement (“Purchase and Sale Agreement Amendment”) dated March 7, 2015 with Recro and Recro Gainesville LLC and a Second Amendment to the Asset Transfer and License Agreement dated April 10, 2015 with Recro Gainesville LLC (the “License Agreement Amendment” and, together with the Purchase and Sale Agreement Amendment, the “Amendments”).

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

At December 31, 2019, the Company determined the value of the contingent consideration receivable using the following valuation approaches:

•

Based upon the terms of the Amendments, the fair value of the regulatory milestone was estimated based on the likelihood of achieving this regulatory milestone and applying a discount rate from the expected time the milestone occurs to the balance sheet date. The Company received the first $5.0 million milestone payment in January 2019 and received the second $5.0 million in April 2019. Additionally, the Company expects the regulatory milestone event to occur in the first quarter of 2020 and to receive milestone payments on the subsequent seven anniversary years thereafter. A discount rate of 16.0% was utilized in this analysis;

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

The Company is entitled to receive future royalties on net sales of Meloxicam Products. To estimate the fair value of the future royalties, the Company assessed the likelihood of a Meloxicam Product being approved for sale and estimated the expected future sales of such Meloxicam Product assuming approval and IP protection. The Company then discounted these expected payments using a discount rate of 16.0%, which it believes captures a market participant’s view of the risk associated with the expected payments; and

•

The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The fair value of the sales milestones was determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing their respective correlation with the market. A resulting expected (probability-weighted) milestone payment was then discounted at a cost of debt, which was 16.0%.

At December 31, 2019 and 2018, the Company determined that the value of the contingent consideration was $32.4 million and $65.2 million, respectively. The Company recorded a decrease of $22.8 million and $19.6 million and an increase of $21.6 million during the years ended December 31, 2019, 2018 and 2017, respectively, within “Change in the fair value of contingent consideration” in the accompanying consolidated statements of operations and comprehensive loss.

In November 2019, Recro completed a spin out of its acute care segment, Baudax Bio, Inc. (“Baudax”), a publicly traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain of the contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

In addition to the signing of the Amendments, as described above, on December 20, 2018, the Company and Recro entered into a First Amendment to the Warrant to Purchase Stock (the “Warrant Amendment”), pursuant to which the exercise price of the warrant to purchase 350,000 shares of Recro’s common stock, was decreased to a per share exercise price of $8.26 from $19.46, subject to adjustment as set forth therein. In November 2019, the Company elected to convert those warrants into shares and sell those shares. The Company sold the shares for $3.0 million and recorded a realized gain of $0.9 million within “Other (expense) income, net” in the accompanying consolidated statement of operations and comprehensive loss during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company recorded a decrease of $0.2 million and an increase of less than $0.1 million, respectively, in the fair value of the warrants. These changes were recorded within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under the 2023 Term Loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $277.9 million and $274.7 million at December 31, 2019 and 2018, respectively. Please refer to Note 11, Long-Term Debt within these “Notes to Consolidated Financial Statements” in this Annual Report.

6. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Raw materials	$34,577	$31,824
Work in process	54,061	38,019
Finished goods(1)	13,165	20,353
Total inventory	$101,803	$90,196

(1)	At December 31, 2019 and 2018, the Company had $7.6 million and $11.0 million, respectively, of finished goods inventory located at its third‑party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Land	$6,560	$6,486
Building and improvements	177,087	157,053
Furniture, fixtures and equipment	340,146	314,831
Leasehold improvements	20,737	20,105
Construction in progress	134,683	88,983
Subtotal	679,213	587,458
Less: accumulated depreciation	(317,045)	(277,471)
Total property, plant and equipment, net	$362,168	$309,987

Depreciation expense was $40.1 million, $38.5 million and $36.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Also, during the years ended December 31, 2019, 2018 and 2017, the Company wrote off furniture, fixtures and equipment that had a carrying value of approximately $0.9 million, $0.5 million and $0.1 million, respectively, at the time of disposition.

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

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		December 31, 2019			December 31, 2018
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(348,595)	$116,995	$465,590	$(319,311)	$146,279
NanoCrystal technology	13	74,600	(46,773)	27,827	74,600	(38,942)	35,658
OCR(1) technologies	12	42,560	(36,739)	5,821	42,560	(33,496)	9,064
Total		$582,750	$(432,107)	$150,643	$582,750	$(391,749)	$191,001

(1)OCR refers to the Company’s oral controlled release technologies.

The Company’s finite‑lived intangible assets consist of collaborative agreements and the NanoCrystal and OCR technologies acquired as part of the EDT acquisition. The Company recorded $40.4 million, $65.2 million and $62.1 million of amortization expense related to its finite‑lived intangible assets during the years ended December 31, 2019, 2018 and 2017, respectively. Based on the Company’s most recent analysis, amortization of intangible assets included within its consolidated balance sheets at December 31, 2019 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

The Company performed its annual goodwill impairment test as of October 31, 2019. The Company elected to perform a qualitative assessment to determine whether it was necessary to perform a quantitative impairment test. Based on the weight of all available evidence, the Company determined that the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LEASES

The Company adopted Topic 842 on January 1, 2019. Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements and made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to instead recognize those lease payments on a straight-line basis in its consolidated statements of operations over the lease term.

The Company elected to adopt this standard using the optional modified retrospective transition method with no restatement of its prior periods or cumulative adjustment to retained earnings. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Right-of-use assets, Operating lease liabilities—short-term and Operating lease liabilities—long-term.

The Company determined that it held the following significant operating leases of office and laboratory space as of January 1, 2019:

•

An operating lease for 175,000 square feet of office and laboratory space in Waltham, Massachusetts that expires in 2021, with an option to extend the term for up to two five year periods, both of which the Company assumed would be exercised in its right-of-use asset and lease liability amounts;

•

An operating lease for 67,000 square feet of office space in Waltham, Massachusetts that expires in 2020, with an option to extend the term for up to two one year periods, which the Company did not assume would be exercised in its right-of-use asset and lease liability amounts;

•

An operating lease for 14,600 square feet of office space in Dublin, Ireland that expires in 2022, with an option to extend the term for an additional five year period which the Company did not assume would be exercised in its right-of-use asset and lease liability amounts; and

•

An operating lease for 7,000 square feet of corporate office and administrative space in Washington, D.C. that expires in 2029 and includes an option to extend the term for an additional five year period which the Company did not assume would be exercised in its right-of-use asset and lease liability amounts.

The Company also has two additional operating leases that are included in its lease accounting but are not considered significant.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At December 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 4.73% and 4.0 years, respectively.

On November 18, 2019, the Company entered into a definitive agreement to acquire Rodin Therapeutics, Inc. (“Rodin”), a privately held biopharmaceutical company focused on developing novel, small molecule therapeutics for synaptopathies. As part of this transaction, the Company assumed an operating lease for 5,300 square feet of office space in Boston, Massachusetts that expires in 2021, with an option to extend the term for an additional year.

As of December 31, 2019, right-of-use assets and liabilities arising from operating leases were $12.4 million and $13.8 million, respectively. During the year ended December 31, 2019, cash paid for amounts included for the measurement of lease liabilities was $9.1 million. The Company recorded operating lease expense of $8.1 million, $10.8 million and $9.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future lease payments under non-cancelable leases as of December 31, 2019 consisted of the following:

December 31,
(In thousands)	2019
2020	$9,053
2021	2,727
2022	500
2023	509
2024	520
Thereafter	2,579
Total lease payments	$15,888
Less: imputed interest	(2,080)
Total operating lease liabilities	$13,808

For comparable purposes, future lease payments under non-cancelable leases as of December 31, 2018 consisted of the following:

December 31,
(In thousands)	2018
2019	$9,394
2020	10,717
2021	4,706
2022	2,455
2023	2,389
Thereafter	23,940
Total lease payments	$53,601

In March 2018, the Company entered into a lease agreement for approximately 220,000 square feet of office and laboratory space located in a building to be built at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). The initial term of the lease commenced on January 20, 2020 (the “Commencement Date”). The initial lease term expires on January 31, 2035, with an option to extend for an additional ten years.

As the Company (a) did not have the right to obtain or control the leased premises during the construction period; (b) did not have the right of payment for the partially constructed assets and, thus, could have been potentially leased to another tenant; and (c) did not legally own or control the land on which the property improvements are being constructed, it was not included as a right-of-use asset at December 31, 2019. Additionally, the future lease payments, outlined above, did not include the 900 Winter Street payments as of December 31, 2019 under Topic 842.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Accounts payable	$54,261	$39,767
Accrued compensation	72,072	67,613
Accrued sales discounts, allowances and reserves	153,902	152,911
Accrued other	92,802	73,471
Total accounts payable and accrued expenses	$373,037	$333,762

11. LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,	December 31,
(In thousands)	2019	2018
2023 Term Loans, due March 26, 2023	$277,138	$279,308
Less: current portion	(2,843)	(2,843)
Long-term debt	$274,295	$276,465

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023 Term Loans

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

Scheduled maturities with respect to the 2023 Term Loans are as follows (in thousands):

Year Ending December 31:
2020	$2,843
2021	2,843
2022	2,843
2023	270,747
2024	—
Total	$279,276

Beginning on January 1, 2014, the Company became subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2023 Term Loans, were met. To date, the Company has not been required to make any such mandatory prepayments.

The 2023 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. The 2023 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2023 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at December 31, 2019.

At December 31, 2019, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $0.6 million and $1.5 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the 2023 Term Loans using the effective interest method. During the years ended December 31, 2019, 2018 and 2017, the Company had amortization expense of $0.7 million, $0.7 million and $0.8 million, respectively, related to deferred financing costs and original issue discount.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the years ended December 31, 2019, 2018 and 2017, as the Company was in a net loss position, the diluted loss per share did not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share.

The following potential ordinary equivalent shares were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stock options	13,814	11,331	9,540
Restricted stock units	3,177	2,592	2,119
Total	16,991	13,923	11,659

13. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 16, 2011, the board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company’s ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At December 31, 2019, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended December 31, 2019 and 2018, the Company did not acquire any ordinary shares under the repurchase program.

14. SHARE‑BASED COMPENSATION

Share‑Based Compensation Expense

The following table presents share‑based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cost of goods manufactured and sold	$9,948	$9,174	$7,596
Research and development	29,924	32,943	22,635
Selling, general and administrative	61,105	63,240	53,686
Total share-based compensation expense	$100,977	$105,357	$83,917

During the years ended December 31, 2019, 2018 and 2017, $1.5 million, $2.7 million and $0.4 million, respectively, of share‑based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

Share‑Based Compensation Plans

The Company has two share-based compensation plan pursuant to which awards are currently being made: the 2011 Stock Option and Incentive Plan, as amended (the “2011 Plan”) and the 2018 Stock Option and Incentive Plan, as amended (the “2018 Plan”). The Company has one share‑based compensation plan pursuant to which outstanding awards have been made, but from which no further awards can or will be made: the 2008 Stock Option and Incentive Plan, as amended. The 2018 Plan and the 2011 Plan allow for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock units, cash-based awards and performance shares to employees, officers and directors of, and consultants to, the Company in such amounts and with such terms and conditions as may be determined by the compensation committee of the Company's board of directors, subject to the provisions of the 2018 Plan and the 2011 Plan, as applicable.

At December 31, 2019, there were 10.6 million ordinary shares available for issuance in the aggregate under the Company’s stock plans. The 2018 Plan and the 2011 Plan each provide that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to‑1 ratio.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2019	14,852,457	$40.48
Granted	3,812,103	$31.49
Exercised	(1,515,957)	$12.55
Expired	(1,104,967)	$48.42
Forfeited	(807,791)	$42.32
Outstanding, December 31, 2019	15,235,845	$40.34
Exercisable, December 31, 2019	9,874,065	$39.15

The weighted average grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $15.57, $30.47 and $25.81, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $21.3 million, $35.5 million and $40.4 million, respectively.

At December 31, 2019, there were 5.2 million stock options expected to vest with a weighted average exercise price of $42.64 per share, a weighted average contractual remaining life of 8.5 years with an aggregate intrinsic value of less than $0.1 million. At December 31, 2019, the aggregate intrinsic value of stock options exercisable was $12.9 million with a weighted average remaining contractual term of 4.5 years. The number of stock options expected to vest was determined by applying the pre‑vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

At December 31, 2019, there was $48.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. Cash received from option exercises under the Company’s award plans during the years ended December 31, 2019, 2018 and 2017 was $18.9 million, $20.9 million and $23.5 million, respectively.

Time‑Vested Restricted Stock Units

A summary of time‑vested RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2019	2,266,286	$55.32
Granted	2,826,092	$30.47
Vested	(791,484)	$53.62
Forfeited	(556,094)	$41.44
Unvested, December 31, 2019	3,744,800	$38.99

The weighted average grant date fair value of time‑vested RSUs granted during the years ended December 31, 2019, 2018 and 2017 were $30.47, $63.01 and $54.85, respectively. The total fair value of time‑vested RSUs that vested during the years ended December 31, 2019, 2018 and 2017, was $42.4 million, $34.5 million and $31.5 million, respectively.

At December 31, 2019, there was $66.6 million of total unrecognized compensation cost related to unvested time‑vested RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-Based Restricted Stock Units

In February 2017, the compensation committee of the Company’s board of directors approved awards of RSUs to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of the following performance criteria: (i) FDA approval of the NDA for ALKS 5461, (ii) the achievement of the pre-specified primary efficacy endpoints in each of two phase 3 studies of ALKS 3831, and (iii) revenues equal to or greater than a pre-specified amount for the year ending December 31, 2019. These performance criteria were to be assessed over a performance period of three years from the date of the grant.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2019	626,168	$54.75
Granted	—	$—
Forfeited	(81,000)	$54.77
Vested	(1,614)	$48.48
Unvested, December 31, 2019	543,554	$54.75

The grant date fair value of the performance-based RSUs was equal to the closing price of the Company’s stock on the Nasdaq Global Select Market on the date of grant.

In December 2018, the Company achieved the pre-specified primary efficacy endpoints on its second of the two phase 3 studies of ALKS 3831, resulting in the vesting of a portion of the granted performance-based RSUs and the recognition of $17.1 million in share-based compensation expense related to these awards. The Company recognized $2.1 million, $6.7 million and $8.3 million of this expense in cost of goods manufactured and sold, R&D expense and SG&A expense, respectively.

In the first quarter of 2020, the compensation committee of the Company’s board of directors will meet to determine whether the two remaining performance criteria were achieved. At December 31, 2019, the Company does not consider it probable that the performance criteria will be met on these remaining performance obligations and has not recognized any additional share-based compensation expense related to these performance-based RSUs. At December 31, 2019, there was $29.8 million of unrecognized compensation cost related to the remaining unvested portion of the performance-based RSUs, which would be recognized in accordance with the terms of the award should the Company deem that the performance criteria were met. The unvested awards will expire if it is determined that the performance conditions were not met on or before the three year anniversary of the grant date.
15. RESTRUCTURING

On October 18, 2019, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Restructuring included a reduction in headcount of approximately 160 employees across the Company. The Company recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months. Restructuring activity during the year ended December 31, 2019 was as follows:

(In thousands)
Balance, January 1, 2019	$—
Restructuring charge	13,401
Amounts paid during the period:
Severance	(3,621)
Outplacement services	(398)
Benefits	(181)
Balance, December 31, 2019	$9,201

At December 31, 2019, $9.0 million and $0.2 million of the restructuring accrual were included within “Accounts payable and accrued expenses” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. ACQUISITION

On November 18, 2019, the Company entered into a definitive agreement to acquire Rodin, a privately held biopharmaceutical company focused on developing novel, small molecule therapeutics for synaptopathies. The acquisition was completed on November 25, 2019 and, under the terms of the agreement, the Company made an upfront cash payment of $98.1 million to Rodin's security holders and may make up to $850.0 million in future payments, $225.0 million of which are triggered upon achievement by the development candidates acquired in the acquisition of Rodin of certain specified clinical milestones, $300.0 million of which are triggered by the development candidates acquired in the acquisition of Rodin of certain regulatory milestones and $325.0 million of which are triggered upon the attainment of certain sales thresholds.

The Company accounted for the transaction, as an asset acquisition as substantially all of the fair value of Rodin’s gross assets acquired were concentrated in its in-process research and development (“IPR&D”), which is largely in the pre-clinical stage. As the IPR&D was determined to not have an alternative future use, the Company recorded a charge to R&D expense in the accompanying consolidated statements of operations and comprehensive loss of $86.6 million, which was the amount determined to be the relative fair value of the $98.1 million payment attributed to the acquired IPR&D. The Company has not recorded any of the $850.0 million in contingent consideration as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment are considered probable of occurring at December 31, 2019.

The following were the amounts allocated to the assets acquired, liabilities assumed and amounts expensed at the acquisition date based on their respective fair values:

(In thousands)
Cash	2,658
Prepaid expenses and other current assets	461
Deferred tax assets	11,642
Right-of-use assets	637
Other assets	137
Accounts payable and accrued expenses	(3,364)
Operating lease liabilities—short-term	(400)
Operating lease liabilities—long-term	(237)
Research and development expense	86,594

17. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Item 1— Business” of this Annual Report for information with respect to IP protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2019, 2018 and 2017 is summarized in Note 3, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

The Company’s significant collaborative arrangements are described below:

Janssen

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Under a license agreement with Janssen Pharmaceutica N.V., the Company granted Janssen a worldwide exclusive license under its NanoCrystal technology to develop, commercialize and manufacture INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and related products.

Under this license agreement, the Company received milestone payments upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. The Company receives tiered royalty payments between 5% and 9% of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA end-market net sales in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents claiming the product in such country. The know‑how royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know‑how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from first commercial sale of a product, subject to the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiry of the license agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement expires upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products.

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

The Company exclusively manufactures RISPERDAL CONSTA for commercial sale. Under its manufacturing and supply agreement with Janssen, the Company records manufacturing revenues when product fully manufactured and approved for shipment by both Janssen and the Company. Revenue is based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the applicable calendar year. This percentage is determined based on Janssen’s unit demand for such calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. Either party may terminate the manufacturing and supply agreement upon a material breach by the other party, which is not resolved within 60 days after receipt of a written notice specifying the material breach or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to the Company. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to the Company on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

Biogen

Under a license and collaboration agreement with Biogen, which the Company entered into in November 2017 and amended in October 2018, January 2019 and October 2019, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement.

Under this license and collaboration agreement, the Company received an upfront cash payment of $28.0 million in November 2017, and milestone payments of $50.0 million, $150.0 million and $5.0 million in June 2018, November 2019 and December 2019, respectively, upon the achievement of certain developmental milestones, including FDA approval of the NDA for VUMERITY in October 2019, and amendment of the license and collaboration agreement in October 2019. The Company is also eligible to receive additional payments upon achievement of milestones with respect to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company receives a 15% royalty on worldwide net sales of VUMERITY, subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of VUMERITY. The Company is also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for VUMERITY are subject to customary reductions, as set forth in the license and collaboration agreement.

Except in limited circumstances, we were responsible for the development of VUMERITY until it was approved by the FDA.  Following FDA approval of VUMERITY in October 2019 and except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by patents licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen has an option to assume responsibility, subject to a transition period, for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of product that is manufactured by Biogen or its designee.

If VUMERITY discontinuations due to gastrointestinal adverse events in VUMERITY’s long-term safety clinical trial exceed a certain pre-defined threshold, then “GI Inferiority” shall be deemed to exist, and (i) Biogen shall have the right to recapture from the Company its $50.0 million option payment through certain temporary reductions in royalty rates, and (ii) the minimum annual payments Biogen owes to the Company shall terminate.

Unless earlier terminated, the license and collaboration agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the license and collaboration agreement at will, on a product-by-product basis or in its entirety upon 180 days’ prior notice to the Company. Either party has the right to terminate the license and collaboration agreement following any governmental prohibition of the transactions effected by the agreement, or in connection with an insolvency event involving the other party. Upon termination of the license and collaboration agreement by either party, then, at the Company’s request, the VUMERITY program will revert to the Company.

Acorda

Under an amended and restated license agreement, the Company granted Acorda an exclusive worldwide license to use and sell and, solely in accordance with its supply agreement, to make or have made AMPYRA/FAMPYRA. The Company receives certain commercial and development milestone payments, license revenues and a royalty of approximately 10% based on net selling price of AMPYRA and FAMPYRA by Acorda and its sub‑licensee, Biogen, respectively. This royalty payment may be reduced in any country based on lack of patent coverage, competing products achieving certain minimum sales thresholds and whether Alkermes manufactures the product.

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

Acorda has the right to terminate the amended and restated license agreement upon 90 days’ written notice. The Company has the right to terminate the amended and restated license agreement for countries in which Acorda fails to launch a product within a specified time after obtaining the necessary regulatory approval or fails to file regulatory approvals within a commercially reasonable time after completion of and receipt of positive data from all pre-clinical and clinical studies required for filing a marketing authorization application. Either party has the right to terminate the amended and restated license agreement by written notice following a material breach of the other party, which is not cured within a certain time period, or upon the other party’s entry into

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bankruptcy or dissolution proceedings. If the Company terminates Acorda’s license in any country, the Company is entitled to a license from Acorda of its patent rights and know-how relating to the product as well as the related data, information and regulatory files, and to market the product in the applicable country, subject to an initial payment equal to Acorda’s cost of developing such data, information and regulatory files and to ongoing royalty payments to Acorda. Subject to the termination of the amended and restated license agreement, licenses granted under the license agreement terminate on a country-by-country basis upon the expiration of the last to expire of our patents or the existence of a threshold level of competition in the marketplace.

Under its commercial manufacturing supply agreement with Acorda, the Company manufactures and supplies AMPYRA/FAMPYRA for Acorda (and its sub‑licensee, Biogen). Under the terms of the agreement, Acorda may obtain up to 25% of its total annual requirements of product from a second‑source manufacturer. The Company receives manufacturing royalties equal to 8% of net selling price (or higher under certain circumstances) for all product manufactured by it and a compensating payment for product manufactured and supplied by a third party. The Company may terminate the commercial manufacturing supply agreement upon 12 months’ prior written notice to Acorda and either party may terminate the commercial manufacturing supply agreement following a material and uncured breach of the commercial manufacturing supply agreement or amended and restated license agreement or the entry into bankruptcy or dissolution proceedings by the other party. In addition, subject to early termination of the commercial manufacturing supply agreement noted above, the commercial manufacturing supply agreement terminates upon the expiry or termination of the amended and restated license agreement.

The Company is entitled to receive the following milestone payments under its amended and restated license agreement with Acorda for each of the third and fourth new indications of the product developed thereunder:

•	initiation of a phase 3 clinical trial: $1.0 million;
•	acceptance of an NDA by the FDA: $1.0 million;
•	approval of the NDA by the FDA: $1.5 million; and
•	the first commercial sale: $1.5 million.

18. INCOME TAXES

The Company’s (benefit) provision for income taxes is comprised of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current income tax (benefit) provision:
U.S. federal	$(471)	$(53)	$6,964
U.S. state	354	1,774	350
Rest of world	—	—	123
Deferred income tax (benefit) provision:
U.S. federal	(1,503)	10,624	8,188
U.S. state	881	62	(933)
Ireland	303	(63)	(21)
Total tax (benefit) provision	$(436)	$12,344	$14,671

The income tax benefit in 2019 and the income tax provision in 2018 and 2017 were primarily due to U.S. federal and state taxes. The favorable change in income taxes in 2019, as compared to 2018, was primarily due the foreign derived intangible income proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service (“IRS”) in March 2019. The favorable change in income taxes in 2018, as compared to 2017, was due to the one-off nature of a $21.5 million tax expense in 2017 from the enactment of the Tax Cuts and Jobs Act, partially offset by increased taxes on income earned in the U.S.

No provision for income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations or may be repatriated to Ireland without incurring any tax liability. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $418.1 million at December 31, 2019. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $12.9 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The distribution of the Company’s loss before the (benefit) provision for income taxes by geographical area consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Ireland	$(141,869)	$(180,195)	$(172,363)
U.S.	(55,102)	53,287	2,414
Rest of world	(85)	(59)	26,675
Loss before (benefit) provision for income taxes	$(197,056)	$(126,967)	$(143,274)

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
(In thousands)	2019	2018
Deferred tax assets:
NOL carryforwards	$227,872	$198,633
Tax credits	57,385	52,395
Share-based compensation	45,214	44,873
Accrued expenses and reserves	20,337	15,892
Other	8,756	8,669
Less: valuation allowance	(242,059)	(219,093)
Total deferred tax assets	117,505	101,369
Deferred tax liabilities:
Intangible assets	—	—
Property, plant and equipment	(19,926)	(14,533)
Other	(1,590)	(1,274)
Total deferred tax liabilities	(21,516)	(15,807)
Net deferred tax assets	$95,989	$85,562

In February 2016 the FASB issued Topic 842, Leases, which includes the requirement for lessees to record a right-of-use asset and lease liability for virtually all leases. In addition, lessees are required to record deferred taxes resulting from any book versus tax basis differences upon the adoption of the standard. On January 1, 2019, the Company adopted this standard and recorded a cumulative-effect adjustment of $4.3 million to deferred tax asset in respect of the accrued lease liability and a $4.3 million deferred tax liability in respect of the right to use asset.  There was no net impact to the income statement or to equity as a result of the adoption.

The activity in the valuation allowance associated with deferred taxes consisted of the following:

(In thousands)	Balance at Beginning of Period	Additions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2017	$(141,859)	$(30,938)	$(172,797)
Deferred tax asset valuation allowance for the year ended December 31, 2018	$(172,797)	$(46,296)	$(219,093)
Deferred tax asset valuation allowance for the year ended December 31, 2019	$(219,093)	$(22,966)	$(242,059)

(1)

The additions in each of the periods presented relate primarily to Irish NOLs. Additionally, in 2019 the Company’s valuation allowance was increased by $3.0 million as a result of the attributes acquired as part of the acquisition of Rodin.

At December 31, 2019, the Company maintained a valuation allowance of $17.3 million against certain U.S. state deferred tax assets and $224.8 million against certain Irish deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the remaining valuation allowances could be released in part or in whole. If the Company incurs losses in the U.S. in the future, or experiences significant excess tax benefits arising from the future exercise of stock options and/or the vesting of RSUs, the evaluation of the recoverability of the U.S. deferred tax assets could change and a valuation allowance against the U.S. deferred tax assets may be required in part or in whole.

As of December 31, 2019, the Company had $1.5 billion of Irish NOL carryforwards, $49.5 million of U.S. federal NOL carryforwards, $44.5 million of state NOL carryforwards, $49.6 million of federal R&D credits and $18.0 million of state tax credits which will either expire on various dates through 2039 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

As a result of the acquisition of Rodin, the Company acquired $51.4 million of U.S. federal NOL carryforwards, $43.3 million of state NOL carryforwards, $0.8 million of U.S. federal R&D credit carryforwards and $0.4 million of state R&D credit carryforwards. These attributes are subject to multiple limitations based upon prior changes in the ownership of the ordinary shares of Rodin.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2019	2018	2017
Statutory tax rate	12.5%	12.5%	12.5%

Income tax provision at statutory rate	$(24,632)	$(15,871)	$(17,909)

Change in valuation allowance	19,882	28,371	26,771
In-process R&D(1)	10,824	—	—
Share-based compensation	6,287	1,163	(1,205)
Foreign rate differential(2)	5,390	5,405	(682)
U.S. state income taxes, net of U.S. federal benefit	1,051	1,732	(558)
Foreign derived intangible income	(3,450)	—	—
Intercompany amounts(3)	(1,125)	(751)	(5,041)
R&D credit	(8,846)	(7,698)	(9,326)
Federal tax law change(4)	(8,111)	—	21,453
Irish rate differential(5)	(146)	(2,350)	(2,675)
Impairment on equity method investment	—	—	1,662
Other permanent items(6)	2,440	2,343	2,181
Income tax (benefit) provision	$(436)	$12,344	$14,671

Effective tax rate	0.2%	(9.7)%	(10.2)%

(1)	Represents the tax effect of the research and development expense recorded on the acquisition of Rodin.
(2)	Represents income or losses of non-Irish subsidiaries, including U.S. subsidiaries, subject to tax at a rate other than the Irish statutory rate.
(3)	Intercompany amounts include cross-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company's consolidated loss before taxes.
(4)

During the year ended December 31, 2019, federal tax law change represents federal income tax benefit related to the foreign derived intangible income deductions for 2018 following the publications by the IRS and the Department of Treasury of proposed regulations in March 2019. During the year ended December 31, 2017, federal tax law change resulted in a $21.5 million deferred tax expense related to the reduction in the U.S. federal tax rate from 35% to 21%.

(5)	Represents income or losses of Irish companies subject to tax at a rate other than the Irish statutory rate.
(6)

Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses, non-deductible lobbying expenses, the impact of the tax treatment of the FDA branded prescription drug fee and non-deductible compensation of senior officers of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2016	$4,688
Reductions based on tax positions related to prior periods	(47)
Additions based on tax positions related to the current period	877
Balance, December 31, 2017	$5,518
Additions based on tax positions related to prior periods	4
Additions based on tax positions related to the current period	559
Balance, December 31, 2018	$6,081
Additions based on tax positions related to prior periods	38
Additions based on tax positions related to the current period	738
Balance, December 31, 2019	$6,857

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrecognized tax benefits at December 31, 2019, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2019, 2018 and 2017, the Company's accrued interest and penalties related to uncertain tax positions were not material.

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations.  In the U.S., the 2016 through 2019 fiscal years remain subject to examination by the respective tax authorities. In Ireland, the years 2015 to 2019 remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 1999 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

The years ended December 31, 2018 and 2017 for Alkermes U.S. Holdings, Inc. are currently under examination by the State of California.  The years ended December 31, 2015 and 2014 for Alkermes U.S. Holdings, Inc. are currently under examination by the State of Illinois.  There are no uncertain tax positions or adjustments associated with the audits at this time.

19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2019, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

For information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

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

In March 2017, after a bench trial, the U.S. District Court for the District of Delaware (the “Delaware Court”) issued an opinion (the “Delaware Court Decision”), which, among other things, invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. The Delaware Court also upheld the validity of the U.S. Patent No. 5,540,938, which pertained to the formulation of AMPYRA, but that patent expired on July 30, 2018. In May 2017, Acorda filed an appeal with the Federal Circuit of the Delaware Court Decision with respect to the findings on U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. On September 10, 2018, the Federal Circuit affirmed the Delaware Court Decision, which invalidated U.S. Patent Nos. 8,007,826; 8,354,437; 8,440,703; and 8,663,685. In October 2018, Acorda filed a petition for rehearing and rehearing en banc of the Federal Circuit’s decision. In January 2019, the Federal Circuit denied Acorda’s petition. In April 2019, Acorda filed a petition for writ of certiorari to the Supreme Court of the United States (the “Supreme Court”). On October 7, 2019, the Supreme Court denied Acorda’s petition requesting review of the case, rendering the Federal Circuit decision as final.

For information about risks relating to the AMPYRA Paragraph IV litigations and other proceedings see “Item 1A—Risk Factors” of this Annual Report and specifically the section entitled “—We or our licensees may face claims against intellectual property rights covering our products and competition from generic drug manufacturers.”

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co., Ltd., Pharmathen SA, Teva PI and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in respect of EP 2 269 577 B (the “EP ’577” Patent), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter in January 2019, the EPO issued a written decision revoking the EP’577 Patent in April 2019. The Company filed a notice of appeal of the decision to the EPO’s Technical Boards of Appeal in June 2019. Pharmathen SA submitted a reply on November 5, 2019. The Company will continue to vigorously defend the EP ’577 Patent. For information about risks relating to the EP ’577 Patent opposition proceedings see “Item 1A—Risk Factors” in this Annual Report, including the sections entitled “—Patent protection for our products is important and uncertain” and “—Uncertainty over intellectual property in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RISPERDAL CONSTA ANDA Litigation

On July 17, 2019, the Company, together with Janssen Pharmaceuticals, Inc., initiated a patent infringement lawsuit in the United States District Court for the District of Delaware (the “Delaware District Court”) against Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Nanjing Luye Pharmaceutical Co., Ltd. and Shandong Luye Pharmaceutical Co., Ltd. (collectively, “Luye”). Luye filed a 505(b)(2) NDA seeking approval to market a competing product to RISPERDAL CONSTA before the expiration of U.S. Patent No. 6,667,061. Requested judicial remedies included, among other things, recovery of litigation costs and injunctive relief. On July 23, 2019, Luye filed its answer and affirmative defenses. On November 22, 2019, the parties submitted a stipulation and order of dismissal to the Delaware District Court stating that the parties had resolved the litigation. On December 2, 2019, the Delaware District Court signed the stipulation and order of dismissal terminating the lawsuit.

Government Matters

On June 22, 2017 and January 17, 2019, the Company received a subpoena and a civil investigative demand, respectively, each from an Office of the U.S. Attorney for documents related to VIVITROL. The Company is cooperating with the government.

Securities Litigation

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the United States District Court for the Eastern District of New York (the “EDNY District Court”) captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the EDNY District Court consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint on July 9, 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. In August 2019, the defendants filed a pre-motion letter (in respect of a requested motion to dismiss filing) with the EDNY District Court and plaintiff filed a response. On November 27, 2019, the defendants served the plaintiff with a motion to dismiss, and on December 27, 2019, the plaintiff served the defendants with its opposition to such motion. On January 17, 2020, the defendants filed the fully-briefed motion, including a reply to the plaintiff’s opposition, with the EDNY District Court. For information about risks relating to this action, see “Item 1A—Risk Factors” in the Annual Report, including the section entitled “—Litigation or arbitration against Alkermes, including securities litigation, or citizen petitions filed with the FDA, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

Purchase Commitments

The Company has open purchase orders for materials, supplies, services and property, plant and equipment as part of the normal course of business. At December 31, 2019, the Company had open purchase orders totaling $395.3 million and $33.5 million for non-capital and capital commitments, respectively.