Form 10-Q
period 2020-03-31
Alkermes plc.
filed 2020-04-29
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35299

ALKERMES PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-1007018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connaught House

1 Burlington Road

Dublin 4, Ireland, D04 C5Y6

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 24, 2020 was 158,739,019 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Cautionary Note Concerning Forward-Looking Statements

This document contains and incorporates by reference “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward‑looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward‑looking information. Forward-looking statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include, without limitation, statements regarding:

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

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of new legislation, rules, regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the novel coronavirus (“COVID-19”) global pandemic on our business and operations; and
•	other factors discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For more information regarding the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and “Part II, Item 1A—Risk Factors” in this Form 10-Q.

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Form 10-Q also may include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in this Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.

Note Regarding Company and Product References

Alkermes plc (as used in this report, together with our subsidiaries, “Alkermes,” the “Company,” “us,” “we” and “our”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a diversified portfolio of marketed products focused on central nervous system (“CNS”) disorders such as addiction and schizophrenia and a pipeline of product candidates in the fields of neuroscience and oncology. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our product candidates and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANJESOTM—Baudax Bio, Inc.; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); TECFIDERA® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); and ZYPREXA®—Eli Lilly and Company. Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,067	$203,771
Investments—short-term	319,927	331,208
Receivables, net	246,716	257,086
Contract assets	14,199	8,386
Inventory	109,314	101,803
Prepaid expenses and other current assets	46,361	59,716
Total current assets	912,584	961,970
PROPERTY, PLANT AND EQUIPMENT, NET	362,539	362,168
INTANGIBLE ASSETS, NET	140,915	150,643
RIGHT-OF-USE ASSETS	114,548	12,379
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	92,781	96,558
INVESTMENTS—LONG-TERM	53,744	79,391
CONTINGENT CONSIDERATION	39,200	32,400
OTHER ASSETS	16,762	17,021
TOTAL ASSETS	$1,825,946	$1,805,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$313,592	$373,037
Operating lease liabilities—short-term	16,595	8,466
Contract liabilities—short-term	6,819	6,766
Long-term debt—short-term	2,843	2,843
Total current liabilities	339,849	391,112
LONG-TERM DEBT	273,751	274,295
OPERATING LEASE LIABILITIES—LONG-TERM	101,006	5,342
CONTRACT LIABILITIES—LONG-TERM	21,156	22,068
OTHER LONG-TERM LIABILITIES	27,166	27,144
Total liabilities	762,928	719,961
COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 161,768,535 and 160,489,888 shares issued; 158,684,803 and 157,779,002 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1,615	1,602
Treasury shares, at cost (3,083,732 and 2,710,886 shares at March 31, 2020 and December 31, 2019, respectively)	(125,669)	(118,386)
Additional paid-in capital	2,609,213	2,586,030
Accumulated other comprehensive loss	(1,499)	(1,816)
Accumulated deficit	(1,420,642)	(1,381,988)
Total shareholders’ equity	1,063,018	1,085,442
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,825,946	$1,805,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$129,726	$99,481
Manufacturing and royalty revenues	116,251	108,915
Research and development revenue	243	14,706
Total revenues	246,220	223,102
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	47,211	45,361
Research and development	93,279	102,570
Selling, general and administrative	133,372	141,220
Amortization of acquired intangible assets	9,728	9,952
Total expenses	283,590	299,103
OPERATING LOSS	(37,370)	(76,001)
OTHER INCOME (EXPENSE), NET:
Interest income	2,760	3,570
Interest expense	(2,857)	(3,500)
Change in the fair value of contingent consideration	6,800	(22,600)
Other expense, net	(658)	(1,721)
Total other income (expense), net	6,045	(24,251)
LOSS BEFORE INCOME TAXES	(31,325)	(100,252)
INCOME TAX PROVISION (BENEFIT)	7,329	(3,854)
NET LOSS	$(38,654)	$(96,398)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.24)	$(0.62)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	158,095	156,336
COMPREHENSIVE LOSS:
Net loss	$(38,654)	$(96,398)
Unrealized gain, net of a tax provision of $87 and $229, respectively	317	770
COMPREHENSIVE LOSS	$(38,337)	$(95,628)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,654)	$(96,398)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	20,608	19,642
Share-based compensation expense	19,813	24,616
Deferred income taxes	3,665	(3,225)
Change in the fair value of contingent consideration	(6,800)	22,600
Other non-cash charges	283	1,116
Changes in assets and liabilities:
Receivables	10,370	69,411
Contract assets	(5,813)	(217)
Inventory	(6,842)	(1,700)
Prepaid expenses and other assets	13,615	(69)
Right-of-use assets	3,926	2,131
Accounts payable and accrued expenses	(51,254)	(15,888)
Contract liabilities	(859)	725
Operating lease liabilities	(2,378)	(2,297)
Other long-term liabilities	48	1,765
Cash flows (used in) provided by operating activities	(40,272)	22,212
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(19,799)	(23,639)
Proceeds from the sale of equipment	3	85
Proceeds from contingent consideration	—	5,000
Purchases of investments	(27,212)	(102,127)
Sales and maturities of investments	64,500	55,978
Cash flows provided by (used in) investing activities	17,492	(64,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	3,070	10,554
Employee taxes paid related to net share settlement of equity awards	(7,283)	(8,880)
Principal payments of long-term debt	(711)	(711)
Cash flows (used in) provided by financing activities	(4,924)	963
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,704)	(41,528)
CASH AND CASH EQUIVALENTS—Beginning of period	203,771	266,762
CASH AND CASH EQUIVALENTS—End of period	$176,067	$225,234
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$5,242	$7,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	160,489,888	1,602	2,586,030	(1,816)	(1,381,988)	(2,710,886)	(118,386)	1,085,442
Issuance of ordinary shares under employee stock plans	258,137	3	3,068	—	—	—	—	3,071
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,020,510	10	(10)	—	—	(372,846)	(7,283)	(7,283)
Share-based compensation expense	—	—	20,125	—	—	—	—	20,125
Unrealized gain on marketable securities, net of tax provision of $87	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	(38,654)	—	—	(38,654)
BALANCE — March 31, 2020	161,768,535	$1,615	$2,609,213	$(1,499)	$(1,420,642)	(3,083,732)	$(125,669)	$1,063,018

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	656,352	7	10,547	—	—	—	—	10,554
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	740,689	7	93	—	—	(269,357)	(8,980)	(8,880)
Share-based compensation expense	—	—	24,810	—	—	—	—	24,810
Unrealized gain on marketable securities, net of tax provision of $229	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	(96,398)	—	—	(96,398)
BALANCE — March 31, 2019	159,577,874	$1,593	$2,502,773	$(2,510)	$(1,281,766)	(2,692,846)	$(117,949)	$1,102,141

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

Segment Information

The Company operates as one business segment, which is the business of developing, manufacturing and commercializing medicines. The Company’s chief decision maker, the Chief Executive Officer and Chairman of the Company’s board of directors, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The Company is closely monitoring and rapidly responding to the impact of COVID-19 on its employees, communities and business operations. Due to numerous uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the extent of the impact that the COVID-19 pandemic may have on the Company’s future financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in the Company’s supply chain and on the Company’s ability to continue to manufacture its products; impacts of the pandemic on the conduct of the Company’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including the Company’s Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.

Despite disruptions to the Company’s business operations and the business operations of third parties on which it relies, the COVID-19 pandemic did not significantly impact the Company’s operating results and financial condition for the three months ended March 31, 2020.

We rely upon third parties for many aspects of our business, including the provision of goods and services related to the manufacture of our clinical products and our, and our partners’, marketed products, the conduct of our clinical trials, and the sale of marketed products from which we receive manufacturing and royalty revenue.

The marketed products from which the Company derives revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals, and given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including the implementation of “shelter-in-place” policies, social distancing and other measures, the Company expects commercial sales of these marketed products to be adversely impacted.

As it relates to its proprietary marketed products, VIVITROL and ARISTADA, the Company has begun to see commercial impacts of the COVID-19 pandemic in the second quarter. As of the date of this Form 10-Q, April VIVITROL shipments are down from pre-COVID-19 expectations, and the Company has seen a flattening in prescription data and factory shipments of ARISTADA. The Company is actively working to respond to these developments, including by working to increase the number of providers able to administer these products and otherwise support uninterrupted access to these products.

The Company continues to operate its manufacturing facilities and supply its medicines, and it does not currently anticipate any supply interruptions. While the Company continues to conduct R&D activities, including its ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, the timelines of certain of its early-stage discovery efforts and clinical trials. The Company is working with its internal teams, its clinical investigators, R&D vendors and critical supply chain vendors, to continually assess, and mitigate, the potential impact of COVID-19 on its manufacturing operations and R&D activities.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more decision-useful information about the expected

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard primarily impacts how firms account for credit losses and requires an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. Companies are required to carry an allowance for expected credit losses for most debt instruments (except those carried at fair value), trade receivables, lease receivables, reinsurance receivables, financial guarantee contracts and loan commitments. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which the carrying value exceeds fair value and requires the reversal of previous recognized credit losses if fair value increases. The Company’s investment portfolio primarily consists of available-for-sale securities carried at fair value. Further, the Company’s trade receivables do not have abnormally long terms and the Company has historically rarely written off trade receivables. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have any impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The Company adopted this standard on January 1, 2020 using the prospective transition method, whereby it applied the requirements to any eligible costs incurred after adoption. The Company did not incur any material eligible costs during the three months ended March 31, 2020.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes (“Topic 740”). The amendments also improve consistent application of, and simplify, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2020 and the adoption of this standard had no material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Under FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

obligation(s) in the contract(s); and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL and ARISTADA (together with ARISTADA INITIO) in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

During the three months ended March 31, 2020 and 2019, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
VIVITROL	$78,769	$69,183
ARISTADA/ARISTADA INITIO	50,957	30,298
Total product sales, net	$129,726	$99,481

Manufacturing and Royalty Revenues

During the three months ended March 31, 2020 and 2019, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended March 31, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$54,927	$54,927
RISPERDAL CONSTA	23,583	3,733	27,316
Other	16,628	17,380	34,008
	$40,211	$76,040	$116,251

	Three Months Ended March 31, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$53,298	$53,298
RISPERDAL CONSTA	17,921	4,385	22,306
Other	13,026	20,285	33,311
	$30,947	$77,968	$108,915

Research and Development Revenue

The Company recorded R&D revenue of $0.2 million and $14.7 million during the three months ended March 31, 2020 and 2019, respectively, of which $0.1 million and $13.9 million, respectively, related to its license and collaboration agreement with Biogen for VUMERITY. The Company expects to earn an additional $0.4 million in R&D revenue under this agreement with Biogen through the end of 2020.

Contract Assets— Contract assets include unbilled amounts resulting from sales under certain of the Company’s contracts where revenue is recognized over time. Total contract assets as of March 31, 2020 include $14.2 million of assets that are classified as “Current assets” in the accompanying condensed consolidated balance sheet, as they related to manufacturing processes that are completed in ten days to eight weeks, and $5.0 million that is classified as “Other assets” in the accompanying condensed consolidated balance sheet, as it consists of consideration from the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive in approximately three years.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Total contract assets at March 31, 2020 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2019	$13,386
Additions	14,146
Transferred to receivables, net	(8,333)
Contract assets at March 31, 2020	$19,199

Contract Liabilities—Contract liabilities consist of contractual obligations related to deferred revenue.

Total contract liabilities at March 31, 2020 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2019	$28,834
Additions	—
Amounts recognized into revenue	(859)
Contract liabilities at March 31, 2020	$27,975

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
March 31, 2020	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$136,494	$450	$(270)	$—	$136,674
U.S. government and agency debt securities	103,418	1,232	—	(1)	104,649
International government agency debt securities	77,627	977	—	—	78,604
Total short-term investments	317,539	2,659	(270)	(1)	319,927
Long-term investments:
Available-for-sale securities:
Corporate debt securities	45,899	—	(701)	(1)	45,197
International government agency debt securities	5,011	—	(9)	—	5,002
	50,910	—	(710)	(1)	50,199
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	58	—	—	1,725
	3,487	58	—	—	3,545
Total long-term investments	54,397	58	(710)	(1)	53,744
Total investments	$371,936	$2,717	$(980)	$(2)	$373,671

December 31, 2019
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$144,161	$676	$—	$—	$144,837
U.S. government and agency debt securities	112,948	434	(1)	(1)	113,380
International government agency debt securities	72,753	248	(10)	—	72,991
Total short-term investments	329,862	1,358	(11)	(1)	331,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	51,070	—	(45)	(7)	51,018
International government agency debt securities	20,806	—	(18)	—	20,788
U.S. government and agency debt securities	4,000	—	(4)	—	3,996
	75,876	—	(67)	(7)	75,802
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	102	—	—	1,769
	3,487	102	—	—	3,589
Total long-term investments	79,363	102	(67)	(7)	79,391
Total investments	$409,225	$1,460	$(78)	$(8)	$410,599

At March 31, 2020, the Company believed that the unrealized losses on its available-for-sale investments were temporary and were not due to credit losses. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers of the securities; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Proceeds from the sales and maturities of marketable securities	$64,500	$55,978
Realized gains	$9	$—
Realized losses	$—	$492

The Company’s available-for-sale and held-to-maturity securities at March 31, 2020 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$223,691	$224,692	$3,487	$3,545
After 1 year through 5 years	144,758	145,434	—	—
Total	$368,449	$370,126	$3,487	$3,545

5. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
(In thousands)	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,950	$5,950	$—	$—
U.S. government and agency debt securities	104,649	60,565	44,084	—
Corporate debt securities	181,871	—	179,918	1,953
International government agency debt securities	83,606	—	83,606	—
Contingent consideration	39,200	—	—	39,200
Total	$415,276	$66,515	$307,608	$41,153

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,064	$8,064	$—	$—
U.S. government and agency debt securities	117,376	73,795	43,581	—
Corporate debt securities	195,855	—	193,902	1,953
International government agency debt securities	93,779	—	93,779	—
Contingent consideration	32,400	—	—	32,400
Total	$447,474	$81,859	$331,262	$34,353

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the three months ended March 31, 2020. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at March 31, 2020:

(In thousands)	Fair Value
Balance, January 1, 2020	$34,353
Change in the fair value of contingent consideration	6,800
Balance, March 31, 2020	$41,153

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

The Company’s contingent consideration relates to the Company’s sale in April 2015 of its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (collectively, the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC. As part of the Gainesville Transaction, the Company obtained rights to receive contingent payments upon the achievement by Meloxicam products of certain regulatory and sales milestones and royalties on future net sales of Meloxicam products. Additional details regarding the Gainesville Transaction can be found in Note 5, Fair Value, in the Notes to Consolidated Financial Statements in the Annual Report.

In November 2019, Recro completed a spin out of its acute care segment into a new entity named Baudax Bio, Inc. (“Baudax”), a publicly traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain of the contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

On February 20, 2020, ANJESO (formerly referred to as Meloxicam IV/IM), was approved by the U.S. Food and Drug Administration (the “FDA”). At March 31, 2020 and December 31, 2019, the Company determined that the value of the contingent consideration related to the Gainesville Transaction was $39.2 million and $32.4 million, respectively. The Company recorded an increase of $6.8 million and a decrease of $22.6 million during the three months ended March 31, 2020 and 2019, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration was developed using the same valuation approaches as described in Note 5, Fair Value, in the Notes to Consolidated Financial Statements in the Annual Report, using a discount rate of 19% in all three valuation approaches at March 31, 2020 as compared to a discount rate of 16% in all three valuation approaches at December 31, 2019.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under the amended and restated credit agreement (such debt, the “2023 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $243.0 million and $277.9 million at March 31, 2020 and December 31, 2019, respectively. Please refer to Note 11, Long-Term Debt within these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Raw materials	$35,578	$34,577
Work in process	51,337	54,061
Finished goods(1)	22,399	13,165
Total inventory	$109,314	$101,803

(1)	At March 31, 2020 and December 31, 2019, the Company had $19.0 million and $7.6 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Land	$6,560	$6,560
Building and improvements	178,130	177,087
Furniture, fixtures and equipment	346,166	340,146
Leasehold improvements	52,272	20,737
Construction in progress	107,277	134,683
Subtotal	690,405	679,213
Less: accumulated depreciation	(327,866)	(317,045)
Total property, plant and equipment, net	$362,539	$362,168

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		March 31, 2020
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(355,779)	$109,811
NanoCrystal technology	13	74,600	(48,651)	25,949
OCR(1) technologies	12	42,560	(37,405)	5,155
Total		$582,750	$(441,835)	$140,915

(1)	OCR refers to the Company’s oral controlled release technologies.

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at March 31, 2020 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. LEASES

In March 2018, the Company entered into a lease agreement for approximately 220,000 square feet of office and laboratory space at 900 Winter Street, Waltham, Massachusetts (“900 Winter Street”). The initial term of the operating lease for 900 Winter Street commenced on January 20, 2020 and expires in 2035, with an option to extend for an additional 10 years. The Company did not assume this option would be exercised in the calculation of its right-of-use asset and lease liability amounts.

The Company has determined that the identified operating lease did not contain non-lease components and required no further allocation of the total lease cost. Additionally, the agreement in place did not contain information to determine the rate implicit in the lease.

At March 31, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.55% and 14.2 years, respectively. During the three months ended March 31, 2020 and 2019, cash paid for amounts included for the measurement of lease liabilities was $2.4 million and $2.3 million, respectively, and the Company recorded operating lease expense of $3.9 million and $2.1 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Future lease payments under non-cancelable leases as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019 (1)
2020	$13,690	$9,053
2021	12,743	2,727
2022	10,645	500
2023	10,770	509
2024	10,897	520
Thereafter	116,520	2,579
Total lease payments	175,265	15,888
Less: imputed interest	(57,664)	(2,080)
Total operating lease liabilities	$117,601	$13,808

(1)

As of December 31, 2019, the term of the 900 Winter Street lease had not commenced and the Company (a) did not have the right to obtain or control the leased premises during the construction period; (b) did not have the right of payment for the partially constructed assets and, thus, the partially constructed assets could have potentially been leased to another tenant; and (c) did not legally own or control the land on which the property improvements were being constructed. As such, the lease assets were not included as right-of-use assets at December 31, 2019. The future lease payments outlined above do not include the 900 Winter Street payments as of December 31, 2019 under ASU 2016-02, Leases (“Topic 842”).

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Accounts payable	$43,177	$54,261
Accrued compensation	51,536	72,072
Accrued sales discounts, allowances and reserves	154,284	153,902
Accrued other	64,595	92,802
Total accounts payable and accrued expenses	$313,592	$373,037

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
2023 Term Loans, due March 26, 2023	$276,594	$277,138
Less: current portion	(2,843)	(2,843)
Long-term debt	$273,751	$274,295

The 2023 Term Loans have a due date of March 26, 2023 and interest payable of LIBOR plus 2.25% with a LIBOR floor of 0%. As of March 31, 2020, the Company was in compliance with its debt covenants.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cost of goods manufactured and sold	$1,965	$1,978
Research and development	6,160	7,746
Selling, general and administrative	11,688	14,892
Total share-based compensation expense	$19,813	$24,616

At March 31, 2020 and December 31, 2019, $1.8 million and $1.5 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2017, the compensation committee of the Company’s board of directors approved awards of restricted stock units (“RSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of three specified performance criteria over a performance period of three years from the date of the grant.

In December 2018, the Company achieved one of the three performance criteria, resulting in the vesting of a portion of the performance-based RSUs and the recognition of $17.1 million in share-based compensation expense related to these awards. Of this expense, the Company recognized $2.1 million, $6.7 million and $8.3 million in cost of goods manufactured and sold, R&D expense and selling, general and administrative (“SG&A”) expense, respectively.

During the three months ended March 31, 2020, the compensation committee of the Company’s board of directors acknowledged that the two remaining performance criteria had not been achieved prior to the expiration of the three-year performance period and the unvested portion of the awards expired.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three months ended March 31, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Stock options	14,829	12,522
Restricted stock units	4,416	2,232
Total	19,245	14,754

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

14. RESTRUCTURING

In October 2019, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Restructuring included a reduction in headcount of approximately 160 employees across the Company. The Company recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next 12 months. Restructuring activity during the three months ended March 31, 2020 was as follows:

(In thousands)
Balance, December 31, 2019	$9,201
Amounts paid during the period:
Severance	(3,759)
Outplacement services	(62)
Benefits	(767)
Balance, March 31, 2020	$4,613

At March 31, 2020 and December 31, 2019, $4.6 million and $9.0 million of the restructuring accrual was included within “Accounts payable and accrued expenses”, respectively, and none and $0.2 million of the restructuring accrual was included within “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

15. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2020, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

In January 2018 and in August 2019, Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey against Teva entities (Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”)) and Mylan entities (Mylan Laboratories Limited (“Mylan Labs”), Mylan Pharmaceuticals Inc. (“Mylan”), and Mylan Institutional LLC), respectively, following filings by each of Teva and Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. Requested judicial remedies in each of the lawsuits included recovery of litigation costs and injunctive relief. The Company is not a party to either of these proceedings.

For information about risks relating to the INVEGA SUSTENNA Paragraph IV litigation, see “Part I, Item 1A—Risk Factors” in the Annual Report, including the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co., Ltd., Pharmathen SA, Teva PI and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

respect of EP 2 269 577 B (the “EP ’577” Patent), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter in January 2019, the EPO issued a written decision revoking the EP’577 Patent in April 2019. The Company filed a notice of appeal of the decision to the EPO’s Technical Boards of Appeal in June 2019. Pharmathen SA submitted a reply on November 5, 2019 and Nanjing Luye Pharmaceutical Co Ltd. and Teva Pharmaceutical Industries Ltd. submitted replies on December 20, 2019. The Company will continue to vigorously defend the EP ’577 Patent. For information about risks relating to the EP ’577 Patent opposition proceedings see “Part I, Item 1A—Risk Factors” in the Annual Report, including the sections entitled “—Patent protection for our products is important and uncertain” and “—Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business.”

Government Matters

The Company has received a subpoena and civil investigative demands from state and U.S. governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

Securities Litigation

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the U.S. District Court for the Eastern District of New York (the “EDNY District Court”) captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the EDNY District Court consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint on July 9, 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. In August 2019, the defendants filed a pre-motion letter (in respect of a requested motion to dismiss filing) with the EDNY District Court and plaintiff filed a response. On November 27, 2019, the defendants served the plaintiff with a motion to dismiss, and on December 27, 2019, the plaintiff served the defendants with its opposition to such motion. On January 17, 2020, the defendants filed the fully-briefed motion, including a reply to the plaintiff’s opposition, with the EDNY District Court. For information about risks relating to this action, see “Part I, Item 1A—Risk Factors” in the Annual Report, including the section entitled “—Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

Product Liability Litigation

The Company has recently been named in two product liability lawsuits incidental to its normal business activities involving allegations that the FDA-approved VIVITROL labelling was inadequate and caused the users of the product to suffer from an opioid overdose and death.  The Company believes the approved labelling was appropriate and intends to vigorously defend the cases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 5 in this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2020.

Executive Summary

Net loss for the three months ended March 31, 2020 was $38.7 million, or $0.24 per ordinary share—basic and diluted, as compared to a net loss of $96.4 million, or $0.62 per ordinary share—basic and diluted, for the three months ended March 31, 2019.

The decrease in the net loss in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to a $23.1 million increase in our revenue, primarily in product sales, net, partially offset by a decrease in R&D revenues, and a decrease in our operating expenses of $15.5 million, primarily in R&D expense and SG&A expense. In addition, we recorded an increase of $6.8 million in the fair value of our contingent consideration in the three months ended March 31, 2020, as compared to a reduction of $22.6 million in the three months ended March 31, 2019. These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. We are closely monitoring and rapidly responding to the impact of COVID-19 on our employees, our communities and our business operations.

We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. At the same time, we have worked to continue our critical business functions and support uninterrupted access to our medicines.  For example, we have instituted a global remote work policy for those of our employees who can work remotely, including our field-based employees, and have temporarily replaced all in-person meetings and interactions with virtual interactions.  For those of our employees who work in our manufacturing facilities and laboratories, we have instituted additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment and physical distancing practices to help protect their health and safety as they continue to advance important research for the benefit of patients and manufacture and deliver important medicines for patients. We have also taken actions to support people living with schizophrenia, opioid dependence and alcohol dependence to help assure that they have access to the information, resources and medicines that may assist in their treatment.

Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic did not significantly impact our operating results and financial condition for the three months ended March 31, 2020. However, the marketed products from which we derive revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals, and given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including the implementation of “shelter-in-place” policies, social distancing and other measures, we expect commercial sales of these marketed medicines to be adversely impacted.

As it relates to our proprietary marketed products, VIVITROL and ARISTADA, we have begun to see commercial impacts of the COVID-19 pandemic in the second quarter. As of the date of this Form 10-Q, April VIVITROL shipments are down from our pre-COVID-19 expectations, and we have seen a flattening in prescription data and factory shipments of ARISTADA. We are actively working to respond to these developments, including by working to increase the number of providers able to administer these products and otherwise support uninterrupted access to these products.

We continue to operate our manufacturing facilities and supply our medicines, and we do not currently anticipate any supply interruptions. While we continue to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, the timelines of certain of our early-stage discovery efforts and clinical trials. We are working with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors, to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the extent of the impact that it may have on our future financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.  For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below in this Form 10-Q.

Products

Marketed Products

Our portfolio of marketed products is designed to address unmet medical needs of patients in major therapeutic areas. See the descriptions of the marketed products below, and see “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in this Form 10-Q for important factors that could adversely affect our marketed products.  For information with respect to the IP protection for these marketed products, see the descriptions of the marketed products below and see the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report.

The following provides summary information regarding our proprietary products that we commercialize:

Product	Indication(s)	Territory

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Alcohol dependence and Opioid dependence	U.S.

The following provides summary information regarding our key licensed products, and third-party products using our proprietary technologies under license, that are commercialized by our licensees:

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

Proprietary Products

We develop and commercialize products designed to address the unmet needs of patients suffering from opioid dependence, alcohol dependence and schizophrenia. For additional information about the proprietary technologies underlying our proprietary products, see the “Proprietary Product Platforms” section in “Part I, Item 1—Business” in our Annual Report.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA is the first of our products to utilize our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-

hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is available in four dose strengths with once-monthly dosing options (441 mg, 662 mg and 882 mg), a six-week dosing option (882 mg) and a two-month dosing option (1064 mg). ARISTADA is packaged in a ready-to-use, pre-filled product format. We developed ARISTADA and exclusively manufacture and commercialize it in the U.S.

ARISTADA INITIO

ARISTADA INITIO (aripiprazole lauroxil) leverages our proprietary NanoCrystal technology and provides an extended-release formulation of aripiprazole lauroxil in a smaller particle size compared to ARISTADA, thereby enabling faster dissolution and more rapid achievement of relevant levels of aripiprazole in the body. ARISTADA INITIO, combined with a single 30 mg dose of oral aripiprazole, is indicated for the initiation of ARISTADA when used for the treatment of schizophrenia in adults. The first ARISTADA dose may be administered on the same day as the ARISTADA INITIO regimen or up to 10 days thereafter. We developed ARISTADA INITIO and exclusively manufacture and commercialize it in the U.S.

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

For a discussion of legal proceedings related to VIVITROL, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” section in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, including the sections entitled “—Patent protection for our products is important and uncertain,” “—Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or commercialization of our products, and could adversely affect our business” and “—Litigation, arbitration or regulatory action (such as citizens petitions) filed against regulatory agencies related to our product or Alkermes, including securities litigation, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate 3-month injection) and RISPERDAL CONSTA (risperidone long-acting injection) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen that incorporate our proprietary technologies. For additional information about our proprietary technologies, see the “Proprietary Product Platforms” section in “Part I, Item 1—Business” in our Annual Report.

INVEGA SUSTENNA is approved in the U.S. for the treatment of schizophrenia and for the treatment of schizoaffective disorder as either a monotherapy or adjunctive therapy. Paliperidone palmitate extended-release injectable suspension is approved in the European Union (“EU”) and other countries outside of the U.S. for the treatment of schizophrenia and is marketed and sold under the trade name XEPLION. INVEGA SUSTENNA/XEPLION uses our nanoparticle injectable extended-release technology to increase the rate of dissolution and enable the formulation of an aqueous suspension for once-monthly intramuscular administration. INVEGA SUSTENNA/XEPLION is manufactured by Janssen. For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA, see Note 15,

Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, including the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

INVEGA TRINZA is approved in the U.S. for the treatment of schizophrenia in patients who have been adequately treated with INVEGA SUSTENNA for at least four months. TREVICTA is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION. INVEGA TRINZA/TREVICTA is dosed once every three months. INVEGA TRINZA/TREVICTA uses our proprietary technology and is manufactured by Janssen.

RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one intramuscular injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us. For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, including the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

VIVITROL (Russia and CIS)

For a description of VIVITROL, including its approved indications and dosing, please refer to the heading “Proprietary Products” above in this Form 10-Q. We developed and exclusively manufacture VIVITROL for Cilag. Cilag exclusively commercializes VIVITROL in Russia and certain countries of the CIS.

VUMERITY (Diroximel Fumarate)

VUMERITY (diroximel fumarate), formerly referred to as BIIB098, is a novel, oral fumarate with a distinct chemical structure that was approved in the U.S. in October 2019 for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in our Annual Report.

Key Development Programs

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our key development candidates.

ALKS 3831

ALKS 3831 is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder. ALKS 3831 is composed of samidorphan, a novel, new molecular entity, co-formulated with the established antipsychotic agent, olanzapine, in a single bilayer tablet.

ALKS 3831 is designed to provide the robust antipsychotic efficacy of olanzapine while mitigating olanzapine-associated weight gain. The ENLIGHTEN clinical development program for ALKS 3831 includes two key phase 3 studies in patients with schizophrenia: ENLIGHTEN-1, a four-week study which evaluated the antipsychotic efficacy of ALKS 3831 compared to placebo, and ENLIGHTEN-2, a six-month study which assessed weight gain with ALKS 3831 compared to ZYPREXA (olanzapine). The program also includes supportive studies to evaluate the pharmacokinetic (“PK”) and metabolic profile and long-term safety of ALKS 3831, and PK bridging studies comparing ALKS 3831 and ZYPREXA.

In May 2019, we conducted a pre-NDA meeting with the FDA to discuss the FDA’s key requirements for the new drug application (“NDA”) for ALKS 3831, including those related to efficacy, safety, weight and metabolic profile, and the expansion of the planned NDA for ALKS 3831 to encompass the treatment of bipolar I disorder in addition to the treatment of schizophrenia. In November 2019, we submitted our NDA to the FDA, seeking approval for ALKS 3831 for the treatment of schizophrenia and for the treatment of manic and mixed episodes associated with bipolar I disorder as a monotherapy or adjunct to lithium or valproate and for maintenance treatment of bipolar I disorder. In January 2020, the FDA accepted the ALKS 3831 NDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 15, 2020. The FDA plans to hold an advisory committee meeting for the ALKS 3831 NDA. The ALKS 3831 NDA includes data from the ENLIGHTEN clinical development program in patients with schizophrenia, as well as PK bridging data comparing ALKS 3831 and ZYPREXA. We are seeking approval of fixed dosage strengths of ALKS 3831 composed of 10 mg of samidorphan co-formulated with 5 mg, 10 mg, 15 mg or 20 mg of olanzapine. For more information about 505(b)(2) NDAs, see the “Regulatory, Hatch-Waxman Act” section of “Part I, Item 1—Business” in our Annual Report.

ALKS 4230

ALKS 4230 is an investigational, novel, engineered fusion protein comprised of modified interleukin-2 (“IL-2”) and the high affinity IL-2 alpha receptor chain, designed to selectively expand tumor-killing immune cells while avoiding the IL-2-induced activation of immunosuppressive cells by preferentially binding to the intermediate-affinity IL-2 receptor complex. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects of existing IL-2 therapy while mitigating certain limitations.

ARTISTRY is our clinical development program that evaluates ALKS 4230 in patients with advanced solid tumors. ARTISTRY-1, an ongoing phase 1/2 study of ALKS 4230 administered via intravenous infusion as a monotherapy and in combination with the anti-PD-1 therapy, pembrolizumab, is designed to evaluate the safety profile and anti-tumor activity of ALKS 4230 in patients with select advanced solid tumors. ARTISTRY-1 has three distinct stages: an ongoing monotherapy dose-escalation stage; an ongoing monotherapy expansion stage; and an ongoing combination therapy stage with the PD-1 inhibitor pembrolizumab in patients with select advanced solid tumors. ARTISTRY-2, an ongoing phase 1/2 study of ALKS 4230 administered subcutaneously as monotherapy and in combination with pembrolizumab in patients with advanced solid tumors, is designed to explore the safety, tolerability and efficacy of ALKS 4230 and assess once-weekly and once-every-three-week subcutaneous dosing schedules. ARTISTRY-2, which we initiated in February 2019, is being conducted in two stages: an ongoing dose-escalation stage, to be followed by a dose-expansion stage.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for the sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In millions, except for % of Sales)	2020	% of Sales	2019	% of Sales
Product sales, gross	$260.2	100.0%	$196.1	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(61.9)	(23.8)%	(47.2)	(24.1)%
Chargebacks	(22.6)	(8.7)%	(16.8)	(8.6)%
Product discounts	(20.2)	(7.8)%	(15.1)	(7.7)%
Medicare Part D	(12.3)	(4.7)%	(7.5)	(3.8)%
Other	(13.5)	(5.2)%	(10.0)	(5.1)%
Total adjustments	(130.5)	(50.2)%	(96.6)	(49.3)%
Product sales, net	$129.7	49.8%	$99.5	50.7%

Our product sales, net, for VIVITROL in the three months ended March 31, 2020 were $78.8 million, as compared to $69.2 million in the three months ended March 31, 2019. Product sales, net for ARISTADA and ARISTADA INITIO in the three months ended March 31, 2020 were $50.9 million, as compared to $30.3 million in the three months ended March 31, 2019.

The increase in product sales, gross was primarily due to increased unit sales of VIVITROL, ARISTADA and ARISTADA INITIO. VIVITROL product sales, gross, increased by 13% in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, which was due to a 13% increase in the number of VIVITROL units sold. ARISTADA and ARISTADA INITIO product sales, gross, increased by 78% in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, which was primarily due to a 70% increase in the number of ARISTADA and ARISTADA INITIO units sold. In addition, a 6% price increase for ARISTADA and ARISTADA INITIO went into effect in February 2019.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$54.9	$53.3	$1.6
RISPERDAL CONSTA	27.3	22.3	5.0
Other	34.1	33.3	0.8
Manufacturing and royalty revenues	$116.3	$108.9	7.4

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three months ended March 31, 2020, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $883.0 million as compared to $790.0 million during the three months ended March 31, 2019. Under our agreements with Janssen related to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA we earn tiered royalty payments, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the royalty-bearing patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to the expiry of the license agreement.

The increase in revenues from RISPERDAL CONSTA in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to a $5.7 million increase in manufacturing revenue, partially offset by a $0.7 million decrease in royalty revenue. The increase in manufacturing revenue was primarily due to a 57% increase in the amount of RISPERDAL CONSTA shipped to Janssen, partially offset by a 16% decrease in the average selling price per unit. The decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which were $170.0 million in the three months ended March 31, 2020, as compared to $179.0 million in the three months ended March 31, 2019.

Research and Development Revenue

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Research and development revenue	$0.2	$14.7	$(14.5)

R&D revenues earned under our license and collaboration agreement with Biogen for VUMERITY were $0.1 million during the three months ended March 31, 2020 as compared to $13.9 million during the three months ended March 31, 2019, and the decrease in revenue was due to a decrease in services performed by us under the agreement as the NDA for VUMERITY was approved by the FDA in October 2019.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Cost of goods manufactured and sold	$47.2	$45.4	$(1.8)

The increase in cost of goods manufactured and sold was primarily due to a $1.1 million increase in cost of goods manufactured for RISPERDAL CONSTA, which was primarily due to an increase in the number of units manufactured during the period as discussed above.

Research and Development Expense

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include fees for clinical and non-clinical activities performed by contract research organizations, consulting fees, and costs related to laboratory services, the purchase of drug product materials and third-party manufacturing development activities. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, internal R&D expenses are not tracked by individual program as they can benefit multiple programs or our technologies in general.

The following table sets forth our external R&D expenses for the three months ended March 31, 2020 and 2019 relating to our then current key development programs and all other development programs, and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
External R&D Expenses:
Development programs:
ALKS 4230	$12.3	$5.2	$(7.1)
ALKS 3831	8.1	7.7	(0.4)
ALKS 5461	3.3	6.4	3.1
VUMERITY	—	9.3	9.3
Other external R&D expenses	14.9	15.5	0.6
Total external R&D expenses	38.6	44.1	5.5
Internal R&D expenses:
Employee-related	40.7	46.3	5.6
Occupancy	4.8	3.0	(1.8)
Depreciation	3.7	3.3	(0.4)
Other	5.5	5.9	0.4
Total internal R&D expenses	54.7	58.5	3.8
Research and development expenses	$93.3	$102.6	$9.3

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

The increase in expenses related to ALKS 4230 was primarily due to the advancement of the ARTISTRY development program for ALKS 4230. The decrease in expenses related to VUMERITY was primarily due to the completion of our elective, randomized, head-to-head phase 3 study. The FDA approved the NDA for VUMERITY in the fourth quarter of 2019. The decrease in expenses related to ALKS 5461 was primarily due to a decrease in activity within the program. For additional details on the status of our key development programs, see the “Key Development Programs” section of this “Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

The decrease in employee-related expenses was primarily due to a decrease in R&D headcount of 14% from March 31, 2019 to March 31, 2020, due primarily to the Restructuring.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Sales and marketing expense	$87.8	$90.7	$2.9
General and administrative expense	45.6	50.5	4.9
Selling, general and administrative expense	$133.4	$141.2	$7.8

The decrease in sales and marketing expense was primarily due to a decrease in marketing expense of $4.6 million, partially offset by an increase in employee-related expenses of $2.6 million. The decrease in marketing expense was primarily due to a reduction in the number of speaker programs and speaker trainings. The increase in employee-related expenses was primarily due to an increase in wages as our marketing-related headcount was unchanged from March 31, 2019 to March 31, 2020.

The decrease in general and administrative expense was primarily due to a decrease in employee-related expenses of $3.7 million, which was primarily due to a decrease in share-based compensation expense.

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Amortization of acquired intangible assets	$9.7	$10.0	$0.3

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2020 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively.

Other Income (Expense), Net

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Interest income	$2.8	$3.6	$(0.8)
Interest expense	(2.9)	(3.5)	0.6
Change in the fair value of contingent consideration	6.8	(22.6)	29.4
Other expense, net	(0.7)	(1.7)	1.0
Total other income (expense), net	$6.0	$(24.2)	$30.2

The increase in the fair value of contingent consideration in the three months ended March 31, 2020 was primarily due to the approval of the NDA for ANJESO by the FDA in February 2020. As a result of the product’s approval, we increased the probability of success in our fair value analysis to 100%. The $22.6 million decrease in the fair value of contingent consideration recorded in the three months ended March 31, 2019 was primarily due to Recro’s receipt of a second complete response letter in March 2018 from the FDA regarding its NDA for ANJESO. As a result of the receipt of that complete response letter, we delayed the expectation of the anticipated date of the FDA’s approval of the product, resulting in a corresponding reduction in the amount of forecasted sales used in the valuation model. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Consolidated Financial Statements” in our Annual Report.

Income Tax Provision (Benefit)

	Three Months Ended
	March 31,
(In millions)	2020	2019	Change
Income tax provision (benefit)	$7.3	$(3.9)	$(11.2)

The income tax provision in the three months ended March 31, 2020 primarily related to a $2.6 million tax expense on income earned in the U.S. and a $4.7 million discrete tax expense related to employee equity activity during the period. The income tax benefit in the three months ended March 31, 2019 was primarily related to a $7.9 million discrete tax benefit to take account of proposed foreign derived intangible income regulations issued by the Department of the Treasury and the U.S. Internal Revenue Service in March 2019, partially offset by a $4.9 million discrete tax expense for employee equity activity during the period.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress and signed into law by the President of the U.S. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our income tax provision. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2020			December 31, 2019
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$109.5	$66.6	$176.1	$63.3	$140.5	$203.8
Investments—short-term	252.8	67.1	319.9	285.3	45.9	331.2
Investments—long-term	36.6	17.1	53.7	40.3	39.1	79.4
Total cash and investments	$398.9	$150.8	$549.7	$388.9	$225.5	$614.4
Outstanding borrowings—short and long-term	$276.6	$—	$276.6	$277.1	$—	$277.1

At March 31, 2020 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$317.5	$2.7	$(0.3)	$319.9
Investments—long-term available-for-sale	50.9	—	(0.7)	50.2
Investments—long-term held-to-maturity	3.5	0.1	—	3.6
Total	$371.9	$2.8	$(1.0)	$373.7

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

We classify available-for-sale investments in an unrealized loss position that do not mature within 12 months as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2020, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investments balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least 12 months following the date on which this Form 10-Q is filed. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, debt refinancings, arrangements relating to assets or other financing methods or structures. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on our commercial prospects and projected cash position.

Information about our cash flows, by category, is presented in “Part I, Item 1—Condensed Consolidated Financial Statements of Cash Flows” in this Form 10-Q. The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash and cash equivalents, beginning of period	$203.8	$266.8
Cash flows (used in) provided by operating activities	(40.3)	22.2
Cash flows provided by (used in) investing activities	17.5	(64.7)
Cash flows (used in) provided by financing activities	(4.9)	0.9
Cash and cash equivalents, end of period	$176.1	$225.2

The change in cash flows from operating activities in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a 15% decrease in the amount of cash received from our customers and a 13% increase in cash paid to our suppliers.

The increase in cash flows provided by investing activities in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a $83.4 million increase in net sales of investments and a $3.8 million decrease in cash paid for property, plant and equipment, partially offset by the $5.0 million payment that we received from Recro in connection with the contingent consideration from the Gainesville Transaction in the three months ended March 31, 2019.

The change in cash flows from financing activities in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to a $5.9 million decrease in the amount of cash we received from our employees upon the exercise of stock options, net of employee taxes.

Borrowings

At March 31, 2020, the principal balance of our borrowings consisted of $278.6 million outstanding under our 2023 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a further discussion of our 2023 Term Loans.

Contractual Obligations

See the “Contractual Obligations” section in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a discussion of our contractual obligations. In addition, in January 2020, our lease at 900 Winter Street commenced and our operating lease liabilities increased as a result. Our future operating lease liabilities are disclosed in Note 9, Leases, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Off-Balance Sheet Arrangements

At March 31, 2020, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. See the “Critical Accounting Estimates” section in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a discussion of our critical accounting estimates.

New Accounting Standards

See the “New Accounting Pronouncements” section in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a discussion of certain new accounting standards applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2019, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A–Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2019.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

Our business, financial condition and results of operations may be adversely affected by the COVID-19 global pandemic or other similar outbreaks of contagious diseases.

We rely upon third parties for many aspects of our business, including the provision of goods and services related to the manufacture of our clinical products and our, and our partners’, marketed products, the conduct of our clinical trials, and the sale of marketed products from which we receive manufacturing and royalty revenue.

Outbreaks of contagious diseases and other adverse public health developments, affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations.

As of the date of this Form 10-Q, COVID-19 has been declared by the World Health Organization to be a global pandemic. It has impacted, and is continuing to impact, all aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. The COVID-19 pandemic has, to varying degrees, disrupted our business operations and the business operations of the third parties on which we rely, including our suppliers, packagers, distributors, contract research organizations, customers, clinical site investigators, community advocacy partners, and others.

This pandemic, and other similar outbreaks of contagious diseases, may adversely impact our business, financial condition and results of operations. For example, commercial sales of the medicines from which we derive revenue–consisting primarily of injectable medications administered by healthcare professionals—have been, and we expect will continue to be, adversely impacted as a result of developments that have transpired, and may continue to transpire, in response to this pandemic, including the implementation of “shelter-in-place” policies, social distancing and other measures. In addition, we, and the third-party clinical trial sites or investigators involved in our clinical trials, may experience significant interruptions or delays as a result of this pandemic, and these could impact the conduct of our clinical trials and our ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of our product candidates. The COVID-19 pandemic may also impact the third parties on which we rely for goods and services in the manufacture of our products, which may negatively impact our ability to continue to manufacture and supply our medicines and investigational products, or the ability of third-parties in our distribution channels to deliver our medicines and investigational products in a timely manner or at all. Further, this pandemic and measures to mitigate the spread of COVID-19 have had, and may continue to have, an adverse effect on global economic conditions, which could have an adverse effect on our business and financial condition, including the demand for, and ability of patients to access, our medicines, or our ability to obtain financing if needed on favorable terms or at all.

The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence as of the date of this Form 10-Q and which may include, among other things, the ultimate severity and duration of this pandemic; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and/or global economies more broadly.  For example, if the U.S. Consumer Price

Index—Urban (CPI-U) become negative, this would increase our Medicaid rebate liability. For a discussion of the Medicaid rebate liability, please see the “Pricing and Reimbursement” section in “Part I, Item 1—Business” in our Annual Report.

There have been no other material changes from the risk factors disclosed in our Annual Report. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2020. As of March 31, 2020, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.

During the three months ended March 31, 2020, we acquired 372,846 of our ordinary shares, at an average price of $19.54 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended March 31, 2020, Mr. Iain M. Brown, an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #†	Form of Deed of Indemnification entered into by and between Alkermes plc and the directors and Secretary of Alkermes plc.
10.2 #†	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and the executive officers and directors of Alkermes plc.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Date: April 29, 2020