Form 10-Q
period 2020-06-30
Alkermes plc.
filed 2020-07-29
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 24, 2020 was 159,043,691 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
•

our expectations regarding the competitive, payer and legal landscape, and changes therein, related to our products, including competition from generic forms of our products or competitive products and competitive development programs, barriers to access or coverage of our products and changes in reimbursement of our products, and legal measures (legislation, regulations or other measures) that may limit pricing and reimbursement of, and access to, our products;

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of new legislation, rules, regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the novel coronavirus (“COVID-19”) on our business and operations; and
•	other factors discussed elsewhere in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189,002	$203,771
Investments—short-term	343,561	331,208
Receivables, net	237,393	257,086
Contract assets	9,240	8,386
Inventory	116,458	101,803
Prepaid expenses and other current assets	51,705	59,716
Total current assets	947,359	961,970
PROPERTY, PLANT AND EQUIPMENT, NET	361,807	362,168
INTANGIBLE ASSETS, NET	131,025	150,643
RIGHT-OF-USE ASSETS	111,338	12,379
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	88,453	96,558
INVESTMENTS—LONG-TERM	7,033	79,391
CONTINGENT CONSIDERATION	45,063	32,400
OTHER ASSETS	17,386	17,021
TOTAL ASSETS	$1,802,337	$1,805,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$295,688	$373,037
Operating lease liabilities—short-term	15,294	8,466
Contract liabilities—short-term	7,589	6,766
Long-term debt—short-term	2,843	2,843
Total current liabilities	321,414	391,112
LONG-TERM DEBT	273,207	274,295
OPERATING LEASE LIABILITIES—LONG-TERM	99,438	5,342
CONTRACT LIABILITIES—LONG-TERM	18,881	22,068
OTHER LONG-TERM LIABILITIES	27,551	27,144
Total liabilities	740,491	719,961
COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 162,119,961 and 160,489,888 shares issued; 159,028,355 and 157,779,002 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,618	1,602
Treasury shares, at cost (3,091,606 and 2,710,886 shares at June 30, 2020 and December 31, 2019, respectively)	(125,792)	(118,386)
Additional paid-in capital	2,636,194	2,586,030
Accumulated other comprehensive loss	(101)	(1,816)
Accumulated deficit	(1,450,073)	(1,381,988)
Total shareholders’ equity	1,061,846	1,085,442
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,802,337	$1,805,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$130,415	$136,635	$260,141	$236,116
Manufacturing and royalty revenues	116,505	127,897	232,756	236,812
Research and development revenue	609	14,340	852	29,046
License revenue	—	1,000	—	1,000
Total revenues	247,529	279,872	493,749	502,974
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	45,053	46,223	92,264	91,584
Research and development	94,222	104,435	187,501	207,005
Selling, general and administrative	132,025	155,075	265,397	296,295
Amortization of acquired intangible assets	9,890	10,062	19,618	20,014
Total expenses	281,190	315,795	564,780	614,898
OPERATING LOSS	(33,661)	(35,923)	(71,031)	(111,924)
OTHER INCOME (EXPENSE), NET:
Interest income	1,788	3,706	4,548	7,276
Interest expense	(2,122)	(3,520)	(4,979)	(7,020)
Change in the fair value of contingent consideration	5,900	(6,500)	12,700	(29,100)
Other income, net	2,337	1,851	1,679	130
Total other income (expense), net	7,903	(4,463)	13,948	(28,714)
LOSS BEFORE INCOME TAXES	(25,758)	(40,386)	(57,083)	(140,638)
INCOME TAX PROVISION (BENEFIT)	3,673	1,604	11,002	(2,250)
NET LOSS	$(29,431)	$(41,990)	$(68,085)	$(138,388)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.19)	$(0.27)	$(0.43)	$(0.88)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	158,895	156,991	158,495	156,665
COMPREHENSIVE LOSS:
Net loss	$(29,431)	$(41,990)	$(68,085)	$(138,388)
Unrealized gain, net of a tax provision of $409, $265, $496 and $494, respectively	1,398	896	1,715	1,666
COMPREHENSIVE LOSS	$(28,033)	$(41,094)	$(66,370)	$(136,722)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,085)	$(138,388)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	40,946	39,556
Share-based compensation expense	42,659	52,861
Deferred income taxes	7,665	(2,401)
Change in the fair value of contingent consideration	(12,700)	29,100
Other non-cash charges	690	675
Changes in assets and liabilities:
Receivables	19,731	30,996
Contract assets	(854)	(4,460)
Inventory	(13,782)	(3,928)
Prepaid expenses and other assets	7,645	737
Right-of-use assets	8,594	4,229
Accounts payable and accrued expenses	(68,260)	(9,918)
Contract liabilities	(2,364)	1,030
Operating lease liabilities	(6,940)	(4,593)
Other long-term liabilities	351	3,539
Cash flows used in operating activities	(44,704)	(965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(30,372)	(39,542)
Proceeds from the sale of equipment	5	291
Proceeds from contingent consideration	—	10,000
Purchases of investments	(85,649)	(121,809)
Sales and maturities of investments	147,859	79,104
Cash flows provided by (used in) investing activities	31,843	(71,956)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	6,919	12,608
Employee taxes paid related to net share settlement of equity awards	(7,406)	(9,074)
Principal payments of long-term debt	(1,421)	(1,421)
Cash flows (used in) provided by financing activities	(1,908)	2,113
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,769)	(70,808)
CASH AND CASH EQUIVALENTS—Beginning of period	203,771	266,762
CASH AND CASH EQUIVALENTS—End of period	$189,002	$195,954
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$4,431	$2,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	160,489,888	1,602	2,586,030	(1,816)	(1,381,988)	(2,710,886)	(118,386)	1,085,442
Issuance of ordinary shares under employee stock plans	258,137	3	3,068	—	—	—	—	3,071
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,020,510	10	(10)	—	—	(372,846)	(7,283)	(7,283)
Share-based compensation expense	—	—	20,125	—	—	—	—	20,125
Unrealized gain on marketable securities, net of tax provision of $87	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	(38,654)	—	—	(38,654)
BALANCE — March 31, 2020	161,768,535	$1,615	$2,609,213	$(1,499)	$(1,420,642)	(3,083,732)	$(125,669)	$1,063,018
Issuance of ordinary shares under employee stock plans	327,251	3	3,845	—	—	—	—	3,848
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	24,175	—	—	—	—	(7,874)	(123)	(123)
Share-based compensation expense	—	—	23,136	—	—	—	—	23,136
Unrealized gain on marketable securities, net of tax provision of $409	—	—	—	1,398	—	—	—	1,398
Net loss	—	—	—	—	(29,431)	—	—	(29,431)
BALANCE — June 30, 2020	162,119,961	$1,618	$2,636,194	$(101)	$(1,450,073)	(3,091,606)	$(125,792)	$1,061,846

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	656,352	7	10,547	—	—	—	—	10,554
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	740,689	7	93	—	—	(269,357)	(8,980)	(8,880)
Share-based compensation expense	—	—	24,810	—	—	—	—	24,810
Unrealized gain on marketable securities, net of tax provision of $229	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	(96,398)	—	—	(96,398)
BALANCE — March 31, 2019	159,577,874	$1,593	$2,502,773	$(2,510)	$(1,281,766)	(2,692,846)	$(117,949)	$1,102,141
Issuance of ordinary shares under employee stock plans	197,953	2	2,052	—	—	—	—	2,054
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	20,289	—	—	—	—	(6,397)	(194)	(194)
Share-based compensation expense	—	—	28,261	—	—	—	—	28,261
Unrealized gain on marketable securities, net of tax provision of $265	—	—	—	896	—	—	—	896
Net loss	—	—	—	—	(41,990)	—	—	(41,990)
BALANCE — June 30, 2019	159,796,116	$1,595	$2,533,086	$(1,614)	$(1,323,756)	(2,699,243)	$(118,143)	$1,091,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed products focused on CNS disorders such as addiction and schizophrenia and a pipeline of product candidates in the fields of neuroscience and oncology. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Almost all U.S. states, many local jurisdictions and countries around the world have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, work stoppages, slowdowns and delays, work-from-home policies and travel restrictions, among other effects. Although some local, state and national governments have begun to relax “shelter-in-place” orders, social distancing requirements and other restrictive measures, and while the Company has begun to observe, and expects to continue to observe, a gradual normalization in patient and healthcare provider practices, the impacts and extent of the relaxing of such restrictions and the expected normalization of such practices are not yet known, and it remains difficult to predict the nature and extent of the future impacts that the pandemic will have on the Company’s business.

The Company continues to closely monitor and rapidly respond to the ongoing impact of COVID-19 on its employees, communities and business operations. Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the Company is unable to predict the extent of the impact that the COVID-19 pandemic may continue to have on the Company’s future financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions, and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in the Company’s supply chain and on the Company’s ability to continue to manufacture its products; impacts of the pandemic on the conduct of the Company’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including the Company’s Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.

The Company relies upon third parties for many aspects of its business, including the provision of goods and services related to the manufacture of its clinical products and its, and its partners’, marketed products, the conduct of its clinical trials, and the sale of marketed products from which the Company receives manufacturing and royalty revenue. Any prolonged material disruption to the third parties on which the Company relies could negatively impact the Company’s ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

The marketed products from which the Company derives revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including the implementation of “shelter-in-place” policies, social distancing requirements and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees and the Company expects commercial sales of these marketed products to continue to be adversely impacted while the pandemic persists.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

As it relates to the Company’s proprietary marketed products, during the three months ended June 30, 2020, the Company saw the commercial impact of the COVID-19 pandemic, particularly with respect to VIVITROL units sold, which decreased 9% compared to the three months ended March 31, 2020. This decrease was primarily due to the impacts of COVID-19 on patient practices and COVID-19-related limitations on access to healthcare provider facilities where VIVITROL could be administered and related services could be provided. ARISTADA gross sales during the three months ended June 30, 2020 increased 11% compared to the three months ended March 31, 2020, despite COVID-19-related impacts on access to healthcare provider facilities and patient flow. During the three months ended June 30, 2020, the Company took actions to support uninterrupted access to its proprietary marketed products, including through expansion of its injection-site network, and in June, began to see some stabilization in VIVITROL units sold; however, the Company currently expects commercial sales of its marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few quarters, including, for VIVITROL, as a result of the impact that the decrease in patient volume during the three months ended June 30, 2020 is expected to have on overall unit demand in the second half of 2020.

The Company continues to operate its manufacturing facilities and supply its medicines. While the Company continues to conduct R&D activities, including its ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, the timelines of certain of its early-stage discovery efforts and clinical trials. The Company is working with its internal teams, its clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, any potential adverse impacts of COVID-19 on its manufacturing operations and R&D activities.

Despite disruptions to the Company’s business operations and the business operations of third parties on which it relies, the COVID-19 pandemic has not significantly impacted the Company’s operating results and financial condition to date, except with relation to net sales of VIVITROL, as noted above. These items are discussed in greater detail later in the “Results of Operations” section in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

including the consideration of costs and benefits. The Company adopted this standard on January 1, 2020 and the adoption of this standard had no impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The Company adopted this standard on January 1, 2020 using the prospective transition method, whereby it applied the requirements to any eligible costs incurred after adoption. The Company has not incurred any material eligible costs during the six months ended June 30, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU became effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

During the three and six months ended June 30, 2020 and 2019, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
VIVITROL	$71,646	$88,199	$150,415	$157,382
ARISTADA/ARISTADA INITIO	58,769	48,436	109,726	78,734
Total product sales, net	$130,415	$136,635	$260,141	$236,116

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2020 and 2019, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$69,385	$69,385	$—	$124,312	$124,312
RISPERDAL CONSTA	10,193	3,536	13,729	33,776	7,269	41,045
Other	15,148	18,243	33,391	31,776	35,623	67,399
	$25,341	$91,164	$116,505	$65,552	$167,204	$232,756

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$67,289	$67,289	$—	$120,586	$120,586
RISPERDAL CONSTA	20,506	4,068	24,574	38,428	8,453	46,881
Other	17,873	18,161	36,034	30,898	38,447	69,345
	$38,379	$89,518	$127,897	$69,326	$167,486	$236,812

Research and Development Revenue

The Company recorded R&D revenue of $0.6 million and $0.9 million during the three and six months ended June 30, 2020, respectively, of which $0.1 million and $0.2 million, respectively, related to its license and collaboration agreement with Biogen for VUMERITY. The Company recorded R&D revenue of $14.3 million and $29.0 million during the three and six months ended June 30, 2019, respectively, of which $13.6 million and $27.4 million, respectively, related to its license and collaboration agreement with Biogen for VUMERITY.

The Company expects to earn an additional $0.3 million in R&D revenue under this agreement with Biogen through the end of 2020.

Contract Assets— Contract assets include unbilled amounts under certain of the Company’s contracts with customers where revenue is recognized over time. Total contract assets as of June 30, 2020 include $9.2 million of assets that are classified as “Current assets” in the accompanying condensed consolidated balance sheet, as they related to manufacturing processes that are completed in ten days to eight weeks, and $5.0 million that is classified as “Other assets” in the accompanying condensed consolidated balance sheet, as it consists of consideration from the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive in approximately three years.

Total contract assets at June 30, 2020 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2019	$13,386
Additions	22,199
Transferred to receivables, net	(21,345)
Contract assets at June 30, 2020	$14,240

Contract Liabilities—Contract liabilities consist of contractual obligations related to deferred revenue.

Total contract liabilities at June 30, 2020 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2019	$28,834
Additions	—
Amounts recognized into revenue	(2,364)
Contract liabilities at June 30, 2020	$26,470

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2020	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$163,761	$1,774	$(13)	$(3)	$165,519
U.S. government and agency debt securities	98,689	827	(2)	—	99,514
International government agency debt securities	77,624	919	(15)	—	78,528
Total short-term investments	340,074	3,520	(30)	(3)	343,561
Long-term investments:
Available-for-sale securities:
Corporate debt securities	3,452	—	(3)	—	3,449
	3,452	—	(3)	—	3,449
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,668	96	—	—	1,764
	3,488	96	—	—	3,584
Total long-term investments	6,940	96	(3)	—	7,033
Total investments	$347,014	$3,616	$(33)	$(3)	$350,594

December 31, 2019
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$144,161	$676	$—	$—	$144,837
U.S. government and agency debt securities	112,948	434	(1)	(1)	113,380
International government agency debt securities	72,753	248	(10)	—	72,991
Total short-term investments	329,862	1,358	(11)	(1)	331,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	51,070	—	(45)	(7)	51,018
International government agency debt securities	20,806	—	(18)	—	20,788
U.S. government and agency debt securities	4,000	—	(4)	—	3,996
	75,876	—	(67)	(7)	75,802
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Fixed term deposit account	1,667	102	—	—	1,769
	3,487	102	—	—	3,589
Total long-term investments	79,363	102	(67)	(7)	79,391
Total investments	$409,225	$1,460	$(78)	$(8)	$410,599

At June 30, 2020, the Company believed that the unrealized losses on its available-for-sale investments were temporary and were not due to credit losses. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers of the securities; the Company’s intent not to sell these securities; and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The proceeds from the sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Proceeds from the sales and maturities of marketable securities	$147,859	$79,104
Realized gains	$51	$—
Realized losses	$—	$5

The Company’s available-for-sale and held-to-maturity securities at June 30, 2020 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$239,195	$240,864	$1,820	$1,820
After 1 year through 5 years	104,331	106,146	1,668	1,764
Total	$343,526	$347,010	$3,488	$3,584

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities at June 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,764	$1,764	$—	$—
U.S. government and agency debt securities	99,514	63,669	35,845	—
Corporate debt securities	168,968	—	167,015	1,953
International government agency debt securities	78,528	—	78,528	—
Contingent consideration	45,063	—	—	45,063
Total	$393,837	$65,433	$281,388	$47,016

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,064	$8,064	$—	$—
U.S. government and agency debt securities	117,376	73,795	43,581	—
Corporate debt securities	195,855	—	193,902	1,953
International government agency debt securities	93,779	—	93,779	—
Contingent consideration	32,400	—	—	32,400
Total	$447,474	$81,859	$331,262	$34,353

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the six months ended June 30, 2020. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at June 30, 2020:

(In thousands)	Fair Value
Balance, January 1, 2020	$34,353
Change in the fair value of contingent consideration	12,700
Payments due to the Company related to contingent consideration	(37)
Balance, June 30, 2020	$47,016

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

On February 20, 2020, ANJESO (formerly referred to as Meloxicam IV/IM), was approved by the U.S. Food and Drug Administration (the “FDA”). At June 30, 2020 and December 31, 2019, the Company determined that the value of the contingent consideration was $45.1 million and $32.4 million, respectively. The Company recorded an increase of $5.9 million and $12.7 million during the three and six months ended June 30, 2020, respectively, and a decrease of $6.5 million and $29.1 million during the three and six months ended June 30, 2019, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration was developed using the same valuation approaches as described in Note 5, Fair Value, in the Notes to Consolidated Financial Statements in the Annual Report, using a discount rate of 16% in all three valuation approaches at June 30, 2020 and December 31, 2019.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under the amended and restated credit agreement (such debt, the “2023 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $264.0 million and $277.9 million at June 30, 2020 and December 31, 2019, respectively. Please refer to Note 11, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Raw materials	$42,978	$34,577
Work in process	43,010	54,061
Finished goods(1)	30,470	13,165
Total inventory	$116,458	$101,803

(1)	At June 30, 2020 and December 31, 2019, the Company had $28.6 million and $7.6 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Land	$6,560	$6,560
Building and improvements	178,193	177,087
Furniture, fixtures and equipment	348,798	340,146
Leasehold improvements	52,327	20,737
Construction in progress	114,218	134,683
Subtotal	700,096	679,213
Less: accumulated depreciation	(338,289)	(317,045)
Total property, plant and equipment, net	$361,807	$362,168

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		June 30, 2020
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(363,081)	$102,509
NanoCrystal technology	13	74,600	(50,561)	24,039
OCR(1) technologies	12	42,560	(38,083)	4,477
Total		$582,750	$(451,725)	$131,025

(1)	OCR refers to the Company’s oral controlled release technologies.

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at June 30, 2020 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

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

At June 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.57% and 14.1 years, respectively. During the three and six months ended June 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $4.5 million and $6.9 million, respectively, compared to $2.3 million and $4.6 million during the three and six months ended June 30, 2019, respectively. The Company recorded operating lease expense of $4.7 million and $8.6 million, during the three and six

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

months ended June 30, 2020, respectively, compared to $2.1 million and $4.2 million during the three and six months ended June 30, 2019, respectively.

Future lease payments under non-cancelable leases as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019 (1)
2020	$9,282	$9,053
2021	12,906	2,727
2022	10,788	500
2023	10,913	509
2024	11,040	520
Thereafter	117,988	2,579
Total lease payments	172,917	15,888
Less: imputed interest	(58,185)	(2,080)
Total operating lease liabilities	$114,732	$13,808

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

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Accounts payable	$50,944	$54,261
Accrued compensation	56,197	72,072
Accrued sales discounts, allowances and reserves	122,777	153,902
Accrued other	65,770	92,802
Total accounts payable and accrued expenses	$295,688	$373,037

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
2023 Term Loans, due March 26, 2023	$276,050	$277,138
Less: current portion	(2,843)	(2,843)
Long-term debt	$273,207	$274,295

The 2023 Term Loans have a due date of March 26, 2023 and interest payable of LIBOR plus 2.25% with a LIBOR floor of 0%. As of June 30, 2020, the Company was in compliance with its debt covenants.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Cost of goods manufactured and sold	$2,015	$2,505	$3,980	$4,483
Research and development	6,478	8,135	12,638	15,881
Selling, general and administrative	14,353	17,605	26,041	32,497
Total share-based compensation expense	$22,846	$28,245	$42,659	$52,861

At June 30, 2020 and December 31, 2019, $2.1 million and $1.5 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2017, the compensation committee of the Company’s board of directors approved awards of restricted stock units (“RSUs”) to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of three specified performance criteria over a performance period of three years from the date of the grant.

The Company achieved one of the three performance criteria in December 2018, resulting in the vesting of a portion of the performance-based RSUs. In February 2020, the compensation committee of the Company’s board of directors acknowledged that the two remaining performance criteria had not been achieved prior to the expiration of the three-year performance period and the unvested portion of the awards expired.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and six months ended June 30, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Stock options	16,882	14,548	15,375	14,217
Restricted stock units	4,683	3,254	4,226	2,609
Total	21,565	17,802	19,601	16,826

14. RESTRUCTURING

In October 2019, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Restructuring included a reduction in headcount of approximately 160 employees across the Company. The Company recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next nine months. Restructuring activity during the six months ended June 30, 2020 was as follows:

(In thousands)
Balance, December 31, 2019	$9,201
Amounts paid during the period:
Severance	(5,804)
Outplacement services	(72)
Benefits	(1,092)
Balance, June 30, 2020	$2,233

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

At June 30, 2020 and December 31, 2019, $2.2 million and $9.0 million of the restructuring accrual was included within “Accounts payable and accrued expenses”, respectively, and none and $0.2 million of the restructuring accrual was included within “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

15. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2020, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co., Ltd., Pharmathen SA, Teva PI and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in respect of EP 2 269 577 B (the “EP ’577 Patent”), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter in January 2019, the EPO issued a written decision revoking the EP’577 Patent in April 2019. The Company filed a notice of appeal of the decision to the EPO’s Technical Boards of Appeal in June 2019. Pharmathen SA submitted a reply on November 5, 2019 and Nanjing Luye Pharmaceutical Co Ltd. and Teva Pharmaceutical Industries Ltd. submitted replies on December 20, 2019. The Company will continue to vigorously defend the EP ’577 Patent.

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and Federal governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

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

Product Liability Litigation

The Company has been named in two product liability lawsuits incidental to its normal business activities involving allegations that the FDA-approved VIVITROL labelling was inadequate and caused the users of the product to suffer from an opioid overdose and death. The Company believes the approved labelling was appropriate and intends to vigorously defend the cases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 5 in this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report.

Executive Summary

Net loss for the three and six months ended June 30, 2020 was $29.4 million and $68.1 million, respectively, or $0.19 and $0.43 per ordinary share—basic and diluted, respectively, as compared to a net loss of $42.0 million and $138.4 million, respectively, or $0.27 and $0.88 per ordinary share—basic and diluted, respectively, for the three and six months ended June 30, 2019.

The decreases in the net loss in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, were primarily due to a $34.6 million and $50.1 million decrease in our operating expenses, respectively. The decreases were primarily due to a decrease in selling, general and administrative expense of $23.1 million and $30.9 million, respectively, and a decrease in R&D expense of $10.2 million and $19.5 million, respectively. These decreases were partially offset by a reduction in revenue during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, of $32.3 million and $9.2 million, respectively.

In addition, we recorded an increase of $5.9 million and $12.7 million in the fair value of our contingent consideration in the three and six months ended June 30, 2020, respectively, as compared to a reduction of $6.5 million and $29.1 million in the three and six months ended June 30, 2019, respectively.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Almost all U.S. states, many local jurisdictions and countries around the world have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, work stoppages, slowdowns and delays, work-from-home policies and travel restrictions, among other effects.

We continue to closely monitor and rapidly respond to the ongoing impact of COVID-19 on our employees, our communities and our business operations. We have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, we instituted a global remote work policy for those of our employees who are able to work remotely, including our field-based employees, and replaced all in-person meetings and interactions with virtual interactions. As of the date of this Form 10-Q, our field-based employees have resumed in-person interactions, as appropriate and on a voluntary basis, in accordance with location-specific guidance.

At the same time, we have worked to continue our critical business functions, including continued operation of our manufacturing facilities and our laboratories, and have continued to conduct our discovery efforts and supply our medicines. For those of our employees who work in our manufacturing facilities and laboratories, we instituted additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment and physical distancing practices to help protect their health and safety as they continue to advance important research for the benefit of patients and manufacture and deliver important medicines for patients. We have also taken actions to support people living with schizophrenia, opioid dependence and alcohol dependence to help assure that they have access to the information, resources and medicines that may assist in their treatment.

The marketed products from which we derive revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including the implementation of “shelter-in-place” policies, social distancing requirements and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees and we expect commercial sales of these marketed products to continue to be adversely impacted while the pandemic persists.

As it relates to our proprietary marketed products, VIVITROL and ARISTADA, during the three months ended June 30, 2020, we saw the commercial impact of the COVID-19 pandemic, particularly with respect to VIVITROL units sold, which decreased 9% compared to the three months ended March 31, 2020. This decrease was primarily due to the impacts of COVID-19 on patient practices and COVID-19-related limitations on access to facilities where VIVITROL could be administered and related services could be provided. ARISTADA units sold during the three months ended June 30, 2020 increased 11% compared to the three months ended March 31, 2020, despite COVID-19-related impacts on access to healthcare provider facilities and patient flow. During the three months ended June 30, 2020, we took actions to support uninterrupted access to our proprietary marketed products, including through expansion of our injection-site network, and in June, began to see some stabilization in VIVITROL units sold; however, we currently expect commercial sales of our marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few quarters, including, for VIVITROL, as a result of the impact that the decrease in patient volume during the three months ended June 30, 2020 is expected to have on overall unit demand in the second half of 2020.

While we continue to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, the timelines of certain of our early-stage discovery efforts and clinical trials. We are working with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date, except with respect to net sales of VIVITROL, as noted above. These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Although some local, state and national governments have begun to relax “shelter-in-place” orders, social distancing requirements and other restrictive measures, and while we have begun to observe, and expect to continue to observe, a gradual normalization in patient and healthcare provider practices, the impacts and extent of the relaxing of such restrictions and expected normalization of such practices are not yet known. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.  For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below in this Form 10-Q.

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

The following table provides summary information regarding our proprietary products that we commercialize:

Product	Indication(s)	Territory

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Alcohol dependence and Opioid dependence	U.S.

The following table provides summary information regarding our key licensed products, and third-party products using our proprietary technologies under license, that are commercialized by our licensees:

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

In May 2020, U.S. Patent No. 10,639,376 relating to ARISTADA was granted. The patent has claims to methods that confer long-term stability of the ARISTADA formulation and expires in 2033.

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

In June 2020, U.S. Patent No. 10,688,091 relating to ARISTADA INITIO was granted. The patent has claims to compositions of the ARISTADA INITIO formulation and expires in 2035.

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

Key Development Programs

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in this Form 10-Q. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our key development candidates.

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

In May 2019, we conducted a pre-NDA meeting with the FDA to discuss the FDA’s key requirements for the new drug application (“NDA”) for ALKS 3831, including those related to efficacy, safety, weight and metabolic profile, and the expansion of the NDA to encompass the treatment of bipolar I disorder in addition to the treatment of schizophrenia. In January 2020, the FDA accepted the ALKS 3831 NDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 15, 2020. The FDA plans to hold an advisory committee meeting relating to the ALKS 3831 NDA in October 2020. The ALKS 3831 NDA is a 505(b)(2) NDA and includes data from the ENLIGHTEN clinical development program in patients with schizophrenia, as well as PK bridging data comparing ALKS 3831 and ZYPREXA. For more information about 505(b)(2) NDAs, see the “Regulatory, Hatch-Waxman Act” section of “Part I, Item 1—Business” in our Annual Report.  We are seeking approval for ALKS 3831 for the treatment of schizophrenia and for the treatment of manic and mixed episodes associated with bipolar I disorder as a monotherapy or adjunct to lithium or valproate and for maintenance treatment of bipolar I disorder, and of fixed dosage strengths of ALKS 3831 composed of 10 mg of samidorphan co-formulated with 5 mg, 10 mg, 15 mg or 20 mg of olanzapine.

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

ARTISTRY is our clinical development program evaluating ALKS 4230 in patients with advanced solid tumors. ARTISTRY-1 and ARTISTRY-2 are phase 1/2 studies evaluating the safety, tolerability, efficacy and pharmacokinetic and pharmacodynamic effects of ALKS 4230 in patients with refractory advanced solid tumors, in both monotherapy and combination settings with the PD-1 inhibitor pembrolizumab. In ARTISTRY-1, ALKS 4230 is administered as an intravenous infusion daily for five consecutive days.  In ARTISTRY-2, ALKS 4230 is administered subcutaneously and is being evaluated with once-weekly and once-every-three-week dosing schedules.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for the sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Product sales, gross	$259.0	100.0%	$261.1	100.0%	$519.2	100.0%	$457.2	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(65.4)	(25.3)%	(59.5)	(22.8)%	(127.3)	(24.5)%	(106.2)	(23.3)%
Chargebacks	(20.7)	(8.0)%	(20.4)	(7.8)%	(43.3)	(8.3)%	(37.2)	(8.1)%
Product discounts	(20.6)	(8.0)%	(20.5)	(7.9)%	(40.8)	(7.9)%	(35.6)	(7.8)%
Medicare Part D	(13.4)	(5.2)%	(11.1)	(4.3)%	(25.7)	(5.0)%	(18.5)	(4.0)%
Other	(8.5)	(3.3)%	(13.0)	(4.9)%	(22.0)	(4.2)%	(23.6)	(5.2)%
Total adjustments	(128.6)	(49.7)%	(124.5)	(47.7)%	(259.1)	(49.9)%	(221.1)	(48.4)%
Product sales, net	$130.4	50.3%	$136.6	52.3%	$260.1	50.1%	$236.1	51.6%

Our product sales, net, for VIVITROL in the three and six months ended June 30, 2020 were $71.6 million and $150.4 million, respectively, as compared to $88.2 million and $157.4 million in the three and six months ended June 30, 2019, respectively. Product sales, net for ARISTADA and ARISTADA INITIO in the three and six months ended June 30, 2020 were $58.8 million and $109.7 million, respectively, as compared to $48.4 million and $78.7 million in the three and six months ended June 30, 2019, respectively.

VIVITROL product sales, gross, decreased by 20% and 5% in the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, which was primarily due to a 22% and 6% decrease in the number of VIVITROL units sold, respectively. Partially offsetting the decrease in the number of VIVITROL unit sales was a 6% increase in the selling price of VIVITROL which went into effect in June 2020. The increase in Medicaid rebates, as a percentage of sales in both periods presented, is primarily due to an increase in Medicaid rebates as a result of the COVID-19 pandemic. ARISTADA and ARISTADA INITIO product sales, gross, increased by 35% and 52% in the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, which was primarily due to a 25% and 42% increase in the number of ARISTADA and ARISTADA INITIO units sold, respectively, and a 6% price increase for ARISTADA and ARISTADA INITIO that went into effect in April 2020.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$69.4	$67.3	$2.1	$124.3	$120.6	$3.7
RISPERDAL CONSTA	13.7	24.6	(10.9)	41.0	46.9	(5.9)
Other	33.4	36.0	$(2.6)	67.5	69.3	(1.8)
Manufacturing and royalty revenues	$116.5	$127.9	$(11.4)	$232.8	$236.8	$(4.0)

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA

TRINZA/TREVICTA. During the three and six months ended June 30, 2020, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $879.0 million and $1,762.0 million, respectively, as compared to $818.0 million and $1,608.0 million during the three and six months ended June 30, 2019, respectively.

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

The decrease in revenues from RISPERDAL CONSTA in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was due to a $10.3 million and $4.7 million decrease in manufacturing revenue, respectively, and a $0.5 million and $1.2 million decrease in royalty revenue, respectively. The decrease in manufacturing revenue in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a 35% decrease in the amount of RISPERDAL CONSTA shipped to Janssen and a 24% decrease in the average selling price per unit. The decrease in manufacturing revenue in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a 17% decrease in the average selling price per unit sold, partially offset by a 5% increase in the amount of RISPERDAL CONSTA shipped to Janssen. The decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which were $153.0 million and $323.0 million during the three and six months ended June 30, 2020, respectively, as compared to $182.0 million and $361.0 million during the three and six months ended June 30, 2019, respectively.

Research and Development Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Research and development revenue	$0.6	$14.3	$(13.7)	$0.9	$29.0	$(28.1)

R&D revenues earned under our license and collaboration agreement with Biogen for VUMERITY were $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively, as compared to $13.6 million and $27.4 million in the three and six months ended June 30, 2019, respectively. The decrease in revenue was due to a decrease in services performed by us under the agreement following FDA approval of the NDA for VUMERITY in October 2019.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Cost of goods manufactured and sold	$45.1	$46.2	$1.1	$92.3	$91.6	$(0.7)

The decrease in cost of goods manufactured and sold in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a decrease in cost of goods manufactured for RISPERDAL CONSTA, which was primarily due to a decrease in the number of units manufactured during the period, as discussed above.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2020 and 2019 relating to our then current key development programs and all other development programs, and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
External R&D Expenses:
Development programs:
ALKS 4230	$17.4	$9.3	$(8.1)	$29.7	$14.5	$(15.2)
ALKS 3831	4.7	8.2	3.5	12.8	15.9	3.1
ALKS 5461	2.1	4.8	2.7	5.4	11.2	5.8
VUMERITY	—	8.8	8.8	—	18.2	18.2
Other external R&D expenses	16.9	15.9	(1.0)	31.8	31.4	(0.4)
Total external R&D expenses	41.1	47.0	5.9	79.7	91.2	11.5
Internal R&D expenses:
Employee-related	40.0	45.0	5.0	80.7	91.4	10.7
Occupancy	5.2	3.1	(2.1)	10.0	6.0	(4.0)
Depreciation	3.7	3.3	(0.4)	7.4	6.6	(0.8)
Other	4.2	6.0	1.8	9.7	11.8	2.1
Total internal R&D expenses	53.1	57.4	4.3	107.8	115.8	8.0
Research and development expenses	$94.2	$104.4	$10.2	$187.5	$207.0	$19.5

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

The increase in expenses related to ALKS 4230 in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to the advancement of the ARTISTRY development program for ALKS 4230. The decrease in expenses related to ALKS 3831 in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to a decrease in clinical activity across the ALKS 3831 program following submission to the FDA of the ALKS 3831 NDA in November 2019. The decrease in expenses related to ALKS 5461 in the three and six months ended June 30, 2020, as compared with the three and six months ended June 30, 2019, was primarily due to a decrease in activity within the program following receipt in January 2019 of a complete response letter from the FDA relating to our NDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of major depressive disorder, and subsequent winding down of ongoing clinical activity in the development program. The decrease in expenses related to VUMERITY in the three and six months ended June 30, 2020, as compared with the three and six months ended June 30, 2019, was primarily due to the completion of our elective, randomized, head-to-head phase 3 study. The FDA approved the NDA for VUMERITY in the fourth quarter of 2019. For additional details on the status of our key development programs, see the “Key Development Programs” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

The decrease in employee-related expenses in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to a decrease in R&D headcount of 19% from June 30, 2019 to June 30, 2020, due primarily to the Restructuring.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Sales and marketing expense	$82.9	$100.2	$17.3	$170.7	$190.9	$20.2
General and administrative expense	49.1	54.9	5.8	94.7	105.4	10.7
Selling, general and administrative expense	$132.0	$155.1	$23.1	$265.4	$296.3	$30.9

The decrease in sales and marketing expense during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to a decrease in marketing expense of $13.1 million and $17.7 million, respectively, and a decrease in professional service fees of $2.4 million and $4.2 million, respectively. The decrease in marketing expense was primarily due to a reduction in the number of speaker programs and speaker trainings and a reduction in spend related to conferences. The decrease in professional service fees was primarily due to a reduction in external consulting services.

The decrease in general and administrative expense during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to a decrease in employee-related expenses of $6.6 million and $10.3 million, respectively. The decrease in employee-related expenses was primarily due to a decrease in share-based compensation expense and in salaries and benefits, due to a decrease in general and administrative headcount of 9% from June 30, 2019 to June 30, 2020.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Amortization of acquired intangible assets	$9.9	$10.1	$0.2	$19.6	$20.0	$0.4

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at June 30, 2020 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Interest income	$1.8	$3.7	$(1.9)	$4.5	$7.3	$(2.8)
Interest expense	(2.1)	(3.5)	1.4	(5.0)	(7.0)	2.0
Change in the fair value of contingent consideration	5.9	(6.5)	12.4	12.7	(29.1)	41.8
Other income, net	2.3	1.8	0.5	1.7	0.1	1.6
Total other income (expense), net	$7.9	$(4.5)	$12.4	$13.9	$(28.7)	$42.6

The increase in the fair value of contingent consideration in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to the approval by the FDA of the NDA for ANJESO in February 2020. As a result of the product’s approval, we increased the probability of success in our fair value analysis to 100%. The $6.5 million and $29.1 million decrease in the fair value of contingent consideration recorded in the three and six months ended June 30, 2019, respectively, was primarily due to Recro’s receipt of a second complete response letter in March 2019 from the FDA regarding its NDA for ANJESO. As a result of the receipt of that complete response letter, we delayed the expectation of the anticipated date of the FDA’s approval of the product, resulting in a corresponding reduction in the amount of forecasted sales used in the valuation model. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value, in the “Notes to Consolidated Financial Statements” in our Annual Report.

Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Income tax provision (benefit)	$3.7	$1.6	$(2.1)	$11.0	$(2.3)	$(13.3)

The income tax provision in the three months ended June 30, 2020 and 2019 primarily related to U.S. federal and state taxes. The unfavorable change in the income tax provision in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to an increase in taxes on ordinary income earned in the U.S. and employee equity activity.

The income tax provision in the six months ended June 30, 2020 primarily related to a $4.6 million tax expense on income earned in the U.S. and a $6.2 million discrete tax expense related to employee equity activity during the period. The income tax benefit in the six months ended June 30, 2019 was primarily related to a $7.9 million discrete tax benefit to take account of proposed foreign derived intangible income regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019, partially offset by a $4.9 million discrete tax expense for employee equity activity during the period.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law by the President of the United States. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits had an immaterial impact on our income tax provision. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance become available.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2020			December 31, 2019
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$94.7	$94.3	$189.0	$63.3	$140.5	$203.8
Investments—short-term	281.5	62.1	343.6	285.3	45.9	331.2
Investments—long-term	5.3	1.7	7.0	40.3	39.1	79.4
Total cash and investments	$381.5	$158.1	$539.6	$388.9	$225.5	$614.4
Outstanding borrowings—short and long-term	$276.1	$—	$276.1	$277.1	$—	$277.1

At June 30, 2020 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$340.1	$3.5	$—	$343.6
Investments—long-term available-for-sale	3.4	—	—	3.4
Investments—long-term held-to-maturity	3.5	0.1	—	3.6
Total	$347.0	$3.6	$—	$350.6

Our investment objectives are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. We mitigate credit risk in our cash reserves by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets, which could, in turn, adversely impact our financial position and our overall liquidity. Our available-for-sale investments consist primarily of short- and long-term U.S. government and agency debt securities, corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. Our held-to-maturity investments consist of investments that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements.

We classify available-for-sale investments in an unrealized loss position that do not mature within 12 months as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2020, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

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

Information about our cash flows, by category, is presented in “Part I, Item 1—Condensed Consolidated Financial Statements of Cash Flows” in this Form 10-Q. The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash and cash equivalents, beginning of period	$203.8	$266.8
Cash flows used in operating activities	(44.7)	(1.0)
Cash flows provided by (used in) investing activities	31.8	(71.9)
Cash flows (used in) provided by financing activities	(1.9)	2.1
Cash and cash equivalents, end of period	$189.0	$196.0

The increase in cash flows used in operating activities in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a 4% decrease in the amount of cash received from our customers and an 11% increase in cash paid to our suppliers.

The change in cash flows from investing activities in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a $104.9 million increase in net sales of investments and a $9.2 million decrease in cash paid for property, plant and equipment, partially offset by the $10.0 million payment that we received from Recro in connection with the contingent consideration in the six months ended June 30, 2019.

The change in cash flows from financing activities in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was due to a $4.0 million decrease in the amount of cash we received from our employees upon the exercise of stock options, net of employee taxes.

Borrowings

At June 30, 2020, the principal balance of our borrowings consisted of $277.9 million outstanding under our 2023 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a further discussion of our 2023 Term Loans.

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

Off-Balance Sheet Arrangements

At June 30, 2020, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These foreign currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk since December 31, 2019.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Outbreaks of contagious diseases and other adverse public health developments, affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. In March 2020, COVID-19 was declared by the World Health Organization to be a global pandemic. It has impacted, and is continuing to impact, many aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. Almost all U.S. states, many local jurisdictions and countries across the world have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, work stoppages, slowdowns and delays, work-from-home policies and travel restrictions, among other effects.

The COVID-19 pandemic has, to varying degrees, disrupted our business operations and the business operations of the third parties on which we rely, including our suppliers, packagers, distributors, contract research organizations, customers, clinical site investigators, community advocacy partners, and others.

This pandemic, and other similar outbreaks of contagious diseases, may adversely impact our business, financial condition and results of operations. For example, commercial sales of the medicines from which we derive revenue—consisting primarily of injectable medications administered by healthcare professionals—have been, and we expect will continue to be, adversely impacted as a result of developments that have transpired, and may continue to transpire, in response to this pandemic, including the implementation of “shelter-in-place” policies, social distancing and other measures. In addition, we, and the third-party clinical trial sites or investigators involved in our clinical trials have experienced certain interruptions, and may experience additional or more significant interruptions or delays going forward as a result of this pandemic, and these could impact the conduct of our clinical trials and our ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of our product candidates. The COVID-19 pandemic may also impact the third parties on which we rely for goods and services in the manufacture of our products, which may negatively impact our ability to continue to manufacture and supply our medicines and investigational products, or the ability of third-parties in our distribution channels to deliver our medicines and investigational products in a timely manner or at all. Further, this pandemic and measures to mitigate the spread of COVID-19 have had, and may continue to have, an adverse effect on global economic conditions, which could have an adverse effect on our business and financial condition, including the demand for, and ability of patients to access, our medicines, or our ability to obtain financing if needed on favorable terms or at all.

Although some local, state and national governments are starting to relax “shelter-in-place” orders, quarantines and similar restrictions, the regulations vary, and while we have begun to observe, and expect to continue to observe, a gradual normalization in patient and healthcare provider practices, the impact and extent of the relaxing of such restrictions and the expected normalization of such practices is not yet known, and the degree to which the ongoing COVID-19 pandemic may continue to impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted as of the date of this Form 10-Q and which may include, among other things, the ultimate severity and duration of this pandemic; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including continued restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and/or global economies more broadly. For example, if the U.S. Consumer Price Index—Urban (CPI-U) becomes negative, this would increase our Medicaid rebate liability. For a discussion of the Medicaid rebate liability, please see the “Pricing and Reimbursement” section in “Part I, Item 1—Business” in our Annual Report.

There have been no other material changes from the risk factors disclosed in our Annual Report. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2020. As of June 30, 2020, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.

During the three months ended June 30, 2020, we acquired 7,874 of our ordinary shares, at an average price of $15.50 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2020, Mr. David W. Anstice, a director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #†	Offer Letter between Alkermes, Inc. and Christian Todd Nichols, dated March 29, 2019.
10.2 †

Form of Employment Agreement entered into by and between Alkermes, Inc. and Christian Todd Nichols (incorporated by reference to Exhibit 10.1 of the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-14131) filed on November 2, 2016).

10.3†	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on May 20, 2020)
10.4 #†	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.5 #†	Form of Restricted Stock Unit (Time-Vesting) (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.6 #†	Form of Restricted Stock Unit Award Certificate (Performance-Vesting) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Date: July 29, 2020