Form 10-Q
period 2020-09-30
Alkermes plc.
filed 2020-10-29
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 23, 2020 was 159,149,785 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
•

our expectations regarding the competitive, payer, and legislative, regulatory and policy landscape, and changes therein, related to our products, including competition from generic forms of our products or competitive products and competitive development programs, barriers to access or coverage of our products and changes in reimbursement of our products, and legislation, regulations, executive orders, guidance or other measures that may limit pricing and reimbursement of, and access to, our products;

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding our collaborations, licensing arrangements and other significant agreements with third parties relating to our products, including our development programs;
•	our expectations regarding the impact of new legislation, rules, regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; and
•	other factors discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For more information regarding the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Form 10-Q also may include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,866	$203,771
Investments—short-term	328,516	331,208
Receivables, net	265,644	257,086
Contract assets	14,395	8,386
Inventory	122,823	101,803
Prepaid expenses and other current assets	52,697	59,716
Total current assets	1,024,941	961,970
PROPERTY, PLANT AND EQUIPMENT, NET	355,215	362,168
INTANGIBLE ASSETS, NET	121,108	150,643
RIGHT-OF-USE ASSETS	106,681	12,379
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	86,336	96,558
INVESTMENTS—LONG-TERM	27,774	79,391
CONTINGENT CONSIDERATION	46,200	32,400
OTHER ASSETS	15,692	17,021
TOTAL ASSETS	$1,876,820	$1,805,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$354,780	$373,037
Operating lease liabilities—short-term	13,375	8,466
Contract liabilities—short-term	7,153	6,766
Long-term debt—short-term	2,843	2,843
Total current liabilities	378,151	391,112
LONG-TERM DEBT	272,663	274,295
OPERATING LEASE LIABILITIES—LONG-TERM	96,717	5,342
CONTRACT LIABILITIES—LONG-TERM	18,635	22,068
OTHER LONG-TERM LIABILITIES	26,296	27,144
Total liabilities	792,462	719,961
COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 162,208,145 and 160,489,888 shares issued; 159,105,433 and 157,779,002 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,619	1,602
Treasury shares, at cost (3,102,712 and 2,710,886 shares at September 30, 2020 and December 31, 2019, respectively)	(125,993)	(118,386)
Additional paid-in capital	2,659,699	2,586,030
Accumulated other comprehensive loss	(760)	(1,816)
Accumulated deficit	(1,450,207)	(1,381,988)
Total shareholders’ equity	1,084,358	1,085,442
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,876,820	$1,805,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$142,658	$138,774	$402,799	$374,890
Manufacturing and royalty revenues	120,351	103,783	353,107	340,595
Research and development revenue	953	12,686	1,805	41,732
License revenue	1,050	—	1,050	1,000
Total revenues	265,012	255,243	758,761	758,217
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	43,129	42,319	135,394	133,903
Research and development	94,980	107,671	282,481	314,676
Selling, general and administrative	127,653	148,701	393,049	444,996
Amortization of acquired intangible assets	9,917	10,173	29,535	30,187
Total expenses	275,679	308,864	840,459	923,762
OPERATING LOSS	(10,667)	(53,621)	(81,698)	(165,545)
OTHER INCOME (EXPENSE), NET:
Interest income	1,376	3,509	5,924	10,785
Interest expense	(1,811)	(3,385)	(6,790)	(10,405)
Change in the fair value of contingent consideration	3,926	1,300	16,626	(27,800)
Other income (expense), net	9,368	(1,664)	11,047	(1,534)
Total other income (expense), net	12,859	(240)	26,807	(28,954)
INCOME (LOSS) BEFORE INCOME TAXES	2,192	(53,861)	(54,891)	(194,499)
INCOME TAX PROVISION (BENEFIT)	2,326	(983)	13,328	(3,233)
NET LOSS	$(134)	$(52,878)	$(68,219)	$(191,266)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.00)	$(0.34)	$(0.43)	$(1.22)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	159,062	157,199	158,685	156,845
COMPREHENSIVE LOSS:
Net loss	$(134)	$(52,878)	$(68,219)	$(191,266)
Unrealized (loss) gain, net of a tax (benefit) provision of $(193), $(15), $303 and $479, respectively	(659)	(24)	1,056	1,642
COMPREHENSIVE LOSS	$(793)	$(52,902)	$(67,163)	$(189,624)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,219)	$(191,266)
Adjustments to reconcile net loss to cash flows from operating activities:
Share-based compensation expense	65,279	79,590
Depreciation and amortization	61,525	59,901
Deferred income taxes	9,939	(3,025)
Change in the fair value of contingent consideration	(16,626)	27,800
Other non-cash charges	2,105	90
Changes in assets and liabilities:
Receivables	(8,551)	41,988
Contract assets	(6,009)	3,207
Inventory	(20,748)	(10,324)
Prepaid expenses and other assets	5,597	2,120
Right-of-use assets	13,251	6,306
Accounts payable and accrued expenses	(6,222)	20,542
Contract liabilities	(3,045)	292
Operating lease liabilities	(11,910)	(6,845)
Other long-term liabilities	(867)	(369)
Cash flows provided by operating activities	15,499	30,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(36,780)	(58,972)
Proceeds from the sale of equipment	61	900
Proceeds from contingent consideration	2,819	10,000
Return of Fountain Healthcare Partners II, L.P. investment	2,751	—
Purchases of investments	(151,324)	(141,749)
Sales and maturities of investments	206,089	149,459
Cash flows provided by (used in) investing activities	23,616	(40,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	7,719	16,381
Employee taxes paid related to net share settlement of equity awards	(7,607)	(9,230)
Principal payments of long-term debt	(2,132)	(2,132)
Cash flows (used in) provided by financing activities	(2,020)	5,019
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,095	(5,336)
CASH AND CASH EQUIVALENTS—Beginning of period	203,771	266,762
CASH AND CASH EQUIVALENTS—End of period	$240,866	$261,426
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,169	$14,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	160,489,888	1,602	2,586,030	(1,816)	(1,381,988)	(2,710,886)	(118,386)	1,085,442
Issuance of ordinary shares under employee stock plans	258,137	3	3,068	—	—	—	—	3,071
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,020,510	10	(10)	—	—	(372,846)	(7,283)	(7,283)
Share-based compensation expense	—	—	20,125	—	—	—	—	20,125
Unrealized gain on marketable securities, net of tax provision of $87	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	(38,654)	—	—	(38,654)
BALANCE — March 31, 2020	161,768,535	$1,615	$2,609,213	$(1,499)	$(1,420,642)	(3,083,732)	$(125,669)	$1,063,018
Issuance of ordinary shares under employee stock plans	327,251	3	3,845	—	—	—	—	3,848
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	24,175	—	—	—	—	(7,874)	(123)	(123)
Share-based compensation expense	—	—	23,136	—	—	—	—	23,136
Unrealized gain on marketable securities, net of tax provision of $409	—	—	—	1,398	—	—	—	1,398
Net loss	—	—	—	—	(29,431)	—	—	(29,431)
BALANCE — June 30, 2020	162,119,961	$1,618	$2,636,194	$(101)	$(1,450,073)	(3,091,606)	$(125,792)	$1,061,846
Issuance of ordinary shares under employee stock plans	53,509	—	800	—	—	—	—	800
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	34,675	1	(1)	—	—	(11,106)	(201)	(201)
Share-based compensation expense	—	—	22,706	—	—	—	—	22,706
Unrealized loss on marketable securities, net of tax benefit of $(193)	—	—	—	(659)	—	—	—	(659)
Net loss	—	—	—	—	(134)	—	—	(134)
BALANCE — September 30, 2020	162,208,145	$1,619	$2,659,699	$(760)	$(1,450,207)	(3,102,712)	$(125,993)	$1,084,358

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	656,352	7	10,547	—	—	—	—	10,554
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	740,689	7	93	—	—	(269,357)	(8,980)	(8,880)
Share-based compensation expense	—	—	24,810	—	—	—	—	24,810
Unrealized gain on marketable securities, net of tax provision of $229	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	(96,398)	—	—	(96,398)
BALANCE — March 31, 2019	159,577,874	$1,593	$2,502,773	$(2,510)	$(1,281,766)	(2,692,846)	$(117,949)	$1,102,141
Issuance of ordinary shares under employee stock plans	197,953	2	2,052	—	—	—	—	2,054
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	20,289	—	—	—	—	(6,397)	(194)	(194)
Share-based compensation expense	—	—	28,261	—	—	—	—	28,261
Unrealized gain on marketable securities, net of tax provision of $265	—	—	—	896	—	—	—	896
Net loss	—	—	—	—	(41,990)	—	—	(41,990)
BALANCE — June 30, 2019	159,796,116	$1,595	$2,533,086	$(1,614)	$(1,323,756)	(2,699,243)	$(118,143)	$1,091,168
Issuance of ordinary shares under employee stock plans	383,957	3	3,770	—	—	—	—	3,773
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	23,375	1	—	—	—	(7,215)	(157)	(156)
Share-based compensation expense	—	—	26,301	—	—	—	—	26,301
Unrealized loss on marketable securities, net of tax benefit of $(15)	—	—	—	(24)	—	—	—	(24)
Net loss	—	—	—	—	(52,878)	—	—	(52,878)
BALANCE — September 30, 2019	160,203,448	$1,599	$2,563,157	$(1,638)	$(1,376,634)	(2,706,458)	$(118,300)	$1,068,184

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. All U.S. states, and many local jurisdictions and countries around the world, including Ireland, have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, including healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects. While the Company has begun to observe a gradual normalization in patient and healthcare provider practices, the impacts and extent of such normalization are not yet known, and it remains difficult to predict the nature and extent of the future impacts that the pandemic will have on such practices and, as a result, on the Company’s business.

The Company continues to closely monitor and rapidly respond to the ongoing impact of COVID-19 on its employees, communities and business operations. Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the Company is unable to predict the extent of the impact that the COVID-19 pandemic may continue to have on the Company’s future financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, are being or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions, and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in the Company’s supply chain and on the Company’s ability to continue to manufacture its products; impacts of the pandemic on the conduct of the Company’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including the Company’s Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.

The Company relies upon third parties for many aspects of its business, including the provision of goods and services related to the manufacture of its clinical products and its and its partners’ marketed products, the conduct of its clinical trials, and the sale of marketed products from which the Company receives manufacturing and royalty revenue. Any prolonged material disruption to the third parties on which the Company relies could negatively impact the Company’s ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

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

As it relates to the Company’s proprietary marketed products, despite continuing COVID-19-related impacts on access to healthcare provider facilities and patient flow, during the three months ended September 30, 2020, the Company saw an increase of 22% in the number of VIVITROL units sold compared to the three months ended June 30, 2020. ARISTADA units sold during the three months ended September 30, 2020 increased 7% compared to the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company continued to take actions to support uninterrupted access to its proprietary marketed products. However, the Company currently expects commercial sales of its marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few quarters, including, for VIVITROL, as a result of the impact that the decrease in patient volume during the previous two quarters is expected to have on overall unit demand in the fourth quarter of 2020 and beyond. These items are discussed in greater detail in the “Results of Operations” section in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The Company adopted this standard on January 1, 2020 using the prospective transition method, whereby it applied the requirements to any eligible costs incurred after adoption. The Company has not incurred any material eligible costs during the nine months ended September 30, 2020.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU became effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing the impact that this ASU may have on its consolidated financial statements.

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

During the three and nine months ended September 30, 2020 and 2019, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
VIVITROL	$80,258	$85,164	$230,673	$242,546
ARISTADA/ARISTADA INITIO	62,400	53,610	172,126	132,344
Total product sales, net	$142,658	$138,774	$402,799	$374,890

Manufacturing and Royalty Revenues

During the three and nine months ended September 30, 2020 and 2019, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$73,366	$73,366	$—	$197,678	$197,678
RISPERDAL CONSTA	10,993	3,517	14,510	44,769	10,786	55,555
Other	14,312	18,163	32,475	46,088	53,786	99,874
	$25,305	$95,046	$120,351	$90,857	$262,250	$353,107

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$68,382	$68,382	$—	$188,968	$188,968
RISPERDAL CONSTA	4,520	3,813	8,333	42,948	12,266	55,214
Other	11,562	15,506	27,068	42,460	53,953	96,413
	$16,082	$87,701	$103,783	$85,408	$255,187	$340,595

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Research and Development Revenue

The Company recorded R&D revenue of $1.0 million and $1.8 million during the three and nine months ended September 30, 2020, respectively, of which $0.1 million and $0.3 million, respectively, related to its license and collaboration agreement with Biogen for VUMERITY. The Company recorded R&D revenue of $12.7 million and $41.7 million during the three and nine months ended September 30, 2019, respectively, of which $12.1 million and $39.5 million, respectively, related to its license and collaboration agreement with Biogen for VUMERITY.

The Company expects to earn less than $0.1 million in additional R&D revenue under this agreement with Biogen through the end of 2020.

Contract Assets

Contract assets include unbilled amounts under certain of the Company’s contracts with customers where revenue is recognized over time. Total contract assets as of September 30, 2020 include $14.4 million of assets that are classified as “Current assets” in the accompanying condensed consolidated balance sheet, as they related to manufacturing processes that are completed in ten days to eight weeks, and $5.0 million that is classified as “Other assets” in the accompanying condensed consolidated balance sheet, as it consists of consideration from the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive in approximately two years.

Total contract assets at September 30, 2020 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2019	$13,386
Additions	36,569
Transferred to receivables, net	(30,560)
Contract assets at September 30, 2020	$19,395

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue.

Total contract liabilities at September 30, 2020 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2019	$28,834
Additions	—
Amounts recognized into revenue	(3,046)
Contract liabilities at September 30, 2020	$25,788

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Allowance for	Estimated
September 30, 2020	Cost	Gains	One Year	One Year	Credit Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$163,511	$1,484	$(2)	$—	$(977)	$164,016
U.S. government and agency debt securities	85,207	535	(1)	—	—	85,741
International government agency debt securities	76,264	659	(8)	—	—	76,915
	324,982	2,678	(11)	—	(977)	326,672
Held-to-maturity securities:
Fixed term deposit account	1,668	176	—	—	—	1,844
Total short-term investments	326,650	2,854	(11)	—	(977)	328,516
Long-term investments:
Available-for-sale securities:
Corporate debt securities	10,505	—	(21)	—	—	10,484
U.S. government and agency debt securities	8,584	—	(1)	—	—	8,583
International government agency debt securities	6,899	—	(12)	—	—	6,887
	25,988	—	(34)	—	—	25,954
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	27,808	—	(34)	—	—	27,774
Total investments	$354,458	$2,854	$(45)	$—	$(977)	$356,290

December 31, 2019
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$144,161	$676	$—	$—	$—	$144,837
U.S. government and agency debt securities	112,948	434	(1)	(1)	—	113,380
International government agency debt securities	72,753	248	(10)	—	—	72,991
Total short-term investments	329,862	1,358	(11)	(1)	—	331,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	51,070	—	(45)	(7)	—	51,018
International government agency debt securities	20,806	—	(18)	—	—	20,788
U.S. government and agency debt securities	4,000	—	(4)	—	—	3,996
	75,876	—	(67)	(7)	—	75,802
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Fixed term deposit account	1,667	102	—	—	—	1,769
	3,487	102	—	—	—	3,589
Total long-term investments	79,363	102	(67)	(7)	—	79,391
Total investments	$409,225	$1,460	$(78)	$(8)	$—	$410,599

At September 30, 2020, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary or other-than-temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination whether the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near-term prospects of the issuers of the securities; the Company’s intent not to sell these securities; and the assessment that it is

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis. At September 30, 2020, the Company determined that the loss on one of its corporate debt securities was other-than-temporary and recorded a $1.0 million impairment within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive loss.

In May 2014, the Company entered into an agreement whereby it committed to provide up to €7.4 million to Fountain Healthcare Partners II, L.P., an Irish partnership (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment to Fountain represents approximately 7% of Fountain’s total funding. As of September 30, 2020, the Company had invested €5.8 million in Fountain. The Company is accounting for its investment in Fountain under the equity method.

During the three months ended September 30, 2020, two of the companies within the Fountain portfolio were acquired by third parties. The Company’s proportional share of the proceeds from these transactions was $11.1 million, of which $10.4 million was received in September 2020 and $0.7 million is held in escrow. The transactions were accounted for under the cumulative earnings approach whereby the return on investment of $8.3 million was recorded as a gain within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive loss and the return of investment of $2.8 million was recorded as a reduction in the Company’s net investment in Fountain. The Company’s net investment in Fountain was $4.7 million and $5.9 million at September 30, 2020 and December 31, 2019, respectively, and was included within “Other assets” in the accompanying condensed consolidated balance sheets.

The proceeds from sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Proceeds from the sales and maturities of marketable securities	$206,089	$149,459
Realized gains	$8,336	$—
Realized losses	$977	$497

The Company’s available-for-sale and held-to-maturity securities at September 30, 2020 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$221,539	$221,770	$3,488	$3,664
After 1 year through 5 years	129,431	130,856	—	—
Total	$350,970	$352,626	$3,488	$3,664

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities at September 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30,
(In thousands)	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$43,089	$43,089	$—	$—
U.S. government and agency debt securities	94,324	61,880	32,444	—
Corporate debt securities	174,500	—	173,523	977
International government agency debt securities	83,802	—	83,802	—
Contingent consideration	46,200	—	—	46,200
Total	$441,915	$104,969	$289,769	$47,177

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,064	$8,064	$—	$—
U.S. government and agency debt securities	117,376	73,795	43,581	—
Corporate debt securities	195,855	—	193,902	1,953
International government agency debt securities	93,779	—	93,779	—
Contingent consideration	32,400	—	—	32,400
Total	$447,474	$81,859	$331,262	$34,353

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the nine months ended September 30, 2020. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at September 30, 2020:

(In thousands)	Fair Value
Balance, January 1, 2020	$34,353
Change in the fair value of contingent consideration	16,626
Payments received by the Company related to contingent consideration	(2,819)
Payments due to the Company related to contingent consideration	(6)
Impairment of corporate debt security	(977)
Balance, September 30, 2020	$47,177

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

The Company’s contingent consideration relates to the Company’s sale in April 2015 of its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam (collectively, the “Gainesville Transaction”) to Recro Pharma, Inc. (“Recro”) and Recro Pharma LLC. As part of the Gainesville Transaction, the Company obtained rights to receive contingent payments upon the achievement by such Meloxicam products of certain regulatory and sales milestones and royalties on future net sales of such Meloxicam products. Additional details regarding the Gainesville Transaction can be found in Note 5, Fair Value, in the Notes to Consolidated Financial Statements in the Annual Report.

In November 2019, Recro completed a spin out of its acute care segment into a new entity named Baudax Bio, Inc. (“Baudax”), a publicly traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain of the contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

On February 20, 2020, ANJESO (formerly referred to as Meloxicam IV/IM), was approved by the U.S. Food and Drug Administration (the “FDA”). At September 30, 2020 and December 31, 2019, the Company determined that the value of the contingent consideration was $46.2 million and $32.4 million, respectively. The Company recorded an increase of $3.9 million and $16.6 million during the three and nine months ended September 30, 2020, respectively, and an increase of $1.3 million and a decrease of $27.8 million during the three and nine months ended September 30, 2019, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration was developed using the same valuation approaches as described in Note 5, Fair Value, in the Notes to Consolidated Financial Statements in the Annual Report, using a discount rate of 16% in all three valuation approaches at September 30, 2020 and December 31, 2019.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

On August 17, 2020, the Company and Baudax agreed to amend the timing of payment of the $5.0 million milestone payment due to the Company in August 2020 as a result of the approval of the new drug application (“NDA”) for ANJESO, such that the Company received $2.5 million in August 2020 and will receive: (i) $1.1 million on or prior to December 20, 2020; and (ii) $1.4 million on or prior to June 20, 2021. In consideration of the amendment of the timing of this milestone payment, Baudax paid the Company an additional $0.3 million in August 2020.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2023 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $274.0 million and $277.9 million at September 30, 2020 and December 31, 2019, respectively. Please refer to Note 11, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Raw materials	$42,163	$34,577
Work in process	53,336	54,061
Finished goods(1)	27,324	13,165
Total inventory	$122,823	$101,803

(1)

At September 30, 2020 and December 31, 2019, the Company had $27.2 million and $7.6 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

As of September 30, 2020 and December 31, 2019, the carrying value of inventory includes $15.3 million and none, respectively, associated with the Company’s ALKS 3831 development program, which was capitalized in advance of potential regulatory approval.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Land	$6,560	$6,560
Building and improvements	178,193	177,087
Furniture, fixtures and equipment	362,936	340,146
Leasehold improvements	52,438	20,737
Construction in progress	103,917	134,683
Subtotal	704,044	679,213
Less: accumulated depreciation	(348,829)	(317,045)
Total property, plant and equipment, net	$355,215	$362,168

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		September 30, 2020
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(370,404)	$95,186
NanoCrystal technology	13	74,600	(52,476)	22,124
OCR(1) technologies	12	42,560	(38,762)	3,798
Total		$582,750	$(461,642)	$121,108

(1)	OCR refers to the Company’s oral controlled release technologies.

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at September 30, 2020 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

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

At September 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.58% and 14.0 years, respectively. During the three and nine months ended September 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $5.0 million and $11.9 million, respectively, compared to $2.2 million and $6.8 million during the three and nine months ended September 30, 2019, respectively. The Company recorded operating lease expense of $4.7 million and $13.3 million, during the three and nine months ended September 30, 2020, respectively, compared to $2.1 million and $6.3 million during the three and nine months ended September 30, 2019, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Future lease payments under non-cancelable leases as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019 (1)
2020	$4,335	$9,053
2021	12,948	2,727
2022	10,788	500
2023	10,913	509
2024	11,040	520
Thereafter	117,994	2,579
Total lease payments	168,018	15,888
Less: imputed interest	(57,926)	(2,080)
Total operating lease liabilities	$110,092	$13,808

(1)

As of December 31, 2019, the term of the 900 Winter Street lease had not commenced and the Company (a) did not have the right to obtain or control the leased premises during the construction period; (b) did not have the right of payment for the partially constructed assets, and thus, the partially constructed assets could have potentially been leased to another tenant; and (c) did not legally own or control the land on which the property improvements were being constructed. As such, the lease assets were not included as right-of-use assets at December 31, 2019. The future lease payments outlined above do not include the 900 Winter Street lease payments as of December 31, 2019 under ASU 2016-02, Leases (“Topic 842”).

In July 2020, the Company entered into an amendment to its existing lease at 852 Winter Street, Waltham, Massachusetts (as amended, the “852 Winter Street Lease”). The amendment became effective on October 7, 2020. The 852 Winter Street Lease governs approximately 180,000 square feet of corporate office space, administrative areas and laboratories. The amendment served to, among other things, extend the term of the 852 Winter Street Lease for a period of approximately five years, to commence in March 2021 and expire in April 2026 with respect to approximately 163,000 square feet of the 852 Winter Street Lease premises (the “Base Premises”) and to commence in September 2021 and expire in October 2026 with respect to approximately 17,000 square feet of the 852 Winter Street Lease premises (the “Additional Premises”). The Company expects to make annual lease payments of approximately $5.7 million for the Base Premises and $0.5 million for the Additional Premises, subject to annual increases. Under the terms of the 852 Winter Street Lease, the Company will have the option to extend for an additional five-year term. The Company determined that the amendment did not grant an additional right-of-use and therefore was not deemed to be a separate new lease and that the 852 Winter Street Lease should be reassessed and remeasured as of the effective date of the amendment. The Company will account for the amendment prospectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Accounts payable	$82,835	$54,261
Accrued compensation	72,832	72,072
Accrued sales discounts, allowances and reserves	145,347	153,902
Accrued other	53,766	92,802
Total accounts payable and accrued expenses	$354,780	$373,037

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
2023 Term Loans, due March 26, 2023	$275,506	$277,138
Less: current portion	(2,843)	(2,843)
Long-term debt	$272,663	$274,295

The 2023 Term Loans have a due date of March 26, 2023 and interest payable of LIBOR plus 2.25% with a LIBOR floor of 0%. As of September 30, 2020, the Company was in compliance with its debt covenants.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Cost of goods manufactured and sold	$2,344	$2,912	$6,324	$7,395
Research and development	6,762	8,195	19,400	24,076
Selling, general and administrative	13,514	15,622	39,555	48,119
Total share-based compensation expense	$22,620	$26,729	$65,279	$79,590

At September 30, 2020 and December 31, 2019, $2.2 million and $1.5 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

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

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2020 and 2019, as the Company was in a net loss position, the diluted loss per ordinary share calculation did not assume conversion or exercise of stock options and restricted stock units, as they would have had an anti-dilutive effect on loss per ordinary share.

The following potential ordinary share equivalents have not been included in the loss per ordinary share calculations because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Stock options	15,322	13,867	15,352	14,077
Restricted stock units	2,351	3,344	3,678	3,110
Total	17,673	17,211	19,030	17,187

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

14. RESTRUCTURING

In October 2019, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Restructuring included a reduction in headcount of approximately 160 employees across the Company. The Company recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which were expected to result in cash expenditures and substantially all of which would be paid out within one year. Restructuring activity during the nine months ended September 30, 2020 was as follows:

(In thousands)
Balance, December 31, 2019	$9,201
Amounts paid during the period:
Severance	(6,714)
Outplacement services	(108)
Benefits	(1,224)
Balance, September 30, 2020	$1,155

At September 30, 2020 and December 31, 2019, $1.2 million and $9.0 million of the restructuring accrual, respectively, was included within “Accounts payable and accrued expenses” and none and $0.2 million of the restructuring accrual, respectively, was included within “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

15. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2020, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”), Mylan Pharmaceuticals Inc. (“Mylan”), and Mylan Institutional LLC and in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC, following the respective filings by each of Teva, Mylan Labs, and Pharmascience of an abbreviated new drug application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. Requested judicial remedies in each of the lawsuits included recovery of litigation costs and injunctive relief. The Company is not a party to any of these proceedings.

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceuticals NV, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC, initiated a patent infringement lawsuit in the NJ District Court against Mylan Labs, Mylan, and Mylan Institutional LLC following the filing by Mylan Labs of an ANDA seeking approval from the FDA to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693. Requested judicial remedies include recovery of litigation costs and injunctive relief. The Company is not a party to this proceeding.

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

VIVITROL ANDA Litigation

In September 2020, Alkermes, Inc. and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the NJ District Court against Teva and Teva PI following the filing by Teva of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VIVITROL (naltrexone for extended-release injectable suspension) before the expiration of the Company’s U.S. Patent No. 7,919,499. The Company intends to vigorously defend its intellectual property. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act).

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

Product Liability and Other Legal Proceedings

The Company is also involved in product liability cases and other legal proceedings incidental to its normal business activities, including product liability cases alleging that the FDA-approved VIVITROL labeling was inadequate and caused the users of the product to suffer from opioid overdose and death. The Company intends to vigorously defend itself in these matters. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.

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

Executive Summary

Net loss for the three and nine months ended September 30, 2020 was $0.1 million and $68.2 million, respectively, or $0.00 and $0.43 per ordinary share—basic and diluted, respectively, as compared to a net loss of $52.9 million and $191.3 million, respectively, or $0.34 and $1.22 per ordinary share—basic and diluted, respectively, for the three and nine months ended September 30, 2019.

The decrease in net loss in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to an $9.8 million increase in revenue and a $33.2 million decrease in operating expenses. The increase in revenue was primarily due to a $3.9 million increase in product sales, net and a $16.6 million increase in manufacturing and royalty revenues, partially offset by an $11.7 million decrease in R&D revenue. The decrease in operating expenses was primarily due to a $21.0 million decrease in selling, general and administrative expense and a $12.6 million decrease in R&D expense.

The decrease in net loss in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to an $83.3 million decrease in operating expenses. The decrease in operating expenses was primarily due to a $51.9 million decrease in selling, general and administrative expense and a $32.2 million decrease in R&D expense. In addition, R&D revenue decreased by $39.9 million, partially offset by an increase in product sales, net of $27.9 million and an increase in manufacturing and royalty revenues of $12.5 million.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. All U.S. states, and many local jurisdictions and countries around the world, including Ireland, have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, including healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

We continue to closely monitor and rapidly respond to the ongoing impact of COVID-19 on our employees, our communities and our business operations. We have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, we instituted a global remote work policy for those of our employees who are able to work remotely. Starting in July 2020, our field-based employees resumed in-person interactions, as appropriate and on a voluntary basis, in accordance with location-specific guidance.

At the same time, we have worked to continue our critical business functions, including continued operation of our manufacturing facilities and our laboratories, and have continued to conduct our discovery efforts and supply our medicines. For those of our employees who work in our manufacturing facilities and laboratories or who otherwise enter any of our sites, we have instituted, and will continue to institute as we deem appropriate and as required, additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment, implementation of a daily health screening application and physical distancing practices to help protect their health and safety. We have also taken actions to support people living with schizophrenia, opioid dependence and alcohol dependence to help assure that they have access to the information, resources and medicines that may assist in their treatment.

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

As it relates to our proprietary marketed products, despite continuing COVID-19-related impacts on access to healthcare provider facilities and patient flow, during the three months ended September 30, 2020, we saw an increase of 22% in the number of VIVITROL units sold compared to the three months ended June 30, 2020. ARISTADA units sold during the three months ended September 30, 2020 increased 7% compared to the three months ended June 30, 2020. During the three months ended September 30, 2020, we continued to take actions to support uninterrupted access to our proprietary marketed products. However, we currently expect commercial sales of our marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few quarters, including, for VIVITROL, as a result of the impact that the decrease in patient volume during the previous two quarters is expected to have on overall unit demand in the fourth quarter of 2020 and beyond. These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

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

While we have begun to observe a gradual normalization in patient and healthcare provider practices, the impacts and extent of such normalization are not yet known. Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, are being, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Products

Marketed Products

Our portfolio of marketed products is designed to address unmet medical needs of patients in major therapeutic areas. See the descriptions of the marketed products below, and see “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for important factors that could adversely affect our marketed products.  For information with respect to the IP protection for these marketed products, see the descriptions of the marketed products below and see the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report and in the “Products” section in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The following table provides summary information regarding our proprietary products that we commercialize:

Product	Indication(s)	Territory

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Alcohol dependence and Opioid dependence	U.S.

The following table provides summary information regarding our key licensed products, and key third-party products using our proprietary technologies under license, that are commercialized by our licensees:

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

In October 2020, U.S. Patent No. 10,813,928 relating to ARISTADA was granted. The patent has claims to methods of treatment by rapid and continuous intramuscular injection and expires in 2035.

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

For a discussion of legal proceedings related to certain patents covering INVEGA SUSTENNA, INVEGA TRINZA and/or RISPERDAL CONSTA, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, including the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

VIVITROL (Russia and CIS)

For a description of VIVITROL, including its approved indications and dosing, please refer to the heading “Proprietary Products” above in this Form 10-Q. We developed and exclusively manufacture VIVITROL for Cilag. Cilag exclusively commercializes VIVITROL in Russia and certain countries of the CIS.

VUMERITY (Diroximel Fumarate)

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that was approved in the U.S. in October 2019 for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in our Annual Report.

Key Development Programs

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting pre-clinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our key development candidates.

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

In May 2019, we conducted a pre-NDA meeting with the FDA to discuss the FDA’s key requirements for the NDA for ALKS 3831, including those related to efficacy, safety, weight and metabolic profile, and the expansion of the NDA to encompass the treatment of bipolar I disorder in addition to the treatment of schizophrenia. In January 2020, the FDA accepted the ALKS 3831 NDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 15, 2020. The FDA held a joint meeting of its Psychopharmacologic Drugs Advisory Committee and Drug Safety and Risk Management Advisory Committee to review questions related to the ALKS 3831 NDA on October 9, 2020.

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

In July 2020, U.S. Patent No. 10,716,785 relating to ALKS 3831 was granted. The patent has claims to methods of treatment that cover ALKS 3831 and expires in 2031.

ALKS 4230

ALKS 4230 is an investigational, novel, engineered fusion protein comprised of modified interleukin-2 (“IL-2”) and the high affinity IL-2 alpha receptor chain, designed to selectively expand tumor-killing immune cells while avoiding the activation of immunosuppressive cells by preferentially binding to the intermediate-affinity IL-2 receptor complex. The selectivity of ALKS 4230 is designed to leverage the proven anti-tumor effects of existing IL-2 therapy while mitigating certain limitations.

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

In August 2020, we announced the initiation of ARTISTRY-3, a phase 2 study evaluating the clinical and immunologic effects of ALKS 4230 monotherapy administered intravenously on the tumor microenvironment in a variety of advanced, malignant solid tumors.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for the sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for % of Sales)	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Product sales, gross	$304.8	100.0%	$269.5	100.0%	$824.0	100.0%	$726.7	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(83.3)	(27.3)%	(61.1)	(22.7)%	(210.6)	(25.6)%	(167.3)	(23.0)%
Chargebacks	(28.7)	(9.4)%	(23.8)	(8.8)%	(72.0)	(8.7)%	(61.0)	(8.4)%
Product discounts	(23.3)	(7.7)%	(20.7)	(7.7)%	(64.1)	(7.8)%	(56.3)	(7.7)%
Medicare Part D	(14.7)	(4.8)%	(12.0)	(4.5)%	(40.4)	(4.9)%	(30.5)	(4.2)%
Other	(12.1)	(4.0)%	(13.1)	(4.8)%	(34.1)	(4.1)%	(36.7)	(5.1)%
Total adjustments	(162.1)	(53.2)%	(130.7)	(48.5)%	(421.2)	(51.1)%	(351.8)	(48.4)%
Product sales, net	$142.7	46.8%	$138.8	51.5%	$402.8	48.9%	$374.9	51.6%

Our product sales, net, for VIVITROL in the three and nine months ended September 30, 2020 were $80.3 million and $230.7 million, respectively, as compared to $85.2 million and $242.6 million in the three and nine months ended September 30, 2019, respectively. Product sales, net for ARISTADA and ARISTADA INITIO in the three and nine months ended September 30, 2020 were $62.4 million and $172.1 million, respectively, as compared to $53.6 million and $132.3 million in the three and nine months ended September 30, 2019, respectively.

VIVITROL product sales, gross, increased by 2% in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a 6% increase in the selling price of VIVITROL, which went into effect in June 2020, partially offset by a 3% decrease in the number of VIVITROL units sold, primarily as a result of COVID-19-related disruptions. VIVITROL product sales, gross, decreased by 3% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a 5% decrease in the number of VIVITROL units sold, primarily as a result of COVID-19-related disruptions, partially offset by the increase in the selling price of VIVITROL, described above. The increase in Medicaid rebates, as a percentage of sales in both periods presented, is primarily due to an increase in Medicaid rebates, including as a result of the COVID-19 pandemic.

ARISTADA and ARISTADA INITIO product sales, gross, increased by 30% and 43% in the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, which was primarily due to a 20% and 34% increase in the number of ARISTADA and ARISTADA INITIO units sold, respectively, and a 6% price increase for ARISTADA and ARISTADA INITIO that went into effect in April 2020.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$73.4	$68.4	$5.0	$197.7	$189.0	$8.7
RISPERDAL CONSTA	14.5	8.3	6.2	55.5	55.2	0.3
Other	32.5	27.1	5.4	99.9	96.4	3.5
Manufacturing and royalty revenues	$120.4	$103.8	16.6	$353.1	$340.6	$12.5

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and nine months ended September 30, 2020, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $926.0 million and $2,688.0 million, respectively, as compared to $851.0 million and $2,459.0 million during the three and nine months ended September 30, 2019, respectively.

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

The increase in revenue from RISPERDAL CONSTA in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was due to $6.5 million and $1.8 million increases in manufacturing revenue, respectively, partially offset by $0.3 million and $1.5 million decreases in royalty revenue, respectively. The increase in manufacturing revenue in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to a 37% increase in the amount of RISPERDAL CONSTA shipped to Janssen, partially offset by a 9% decrease in the average selling price per unit. The increase in manufacturing revenue in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a 11% increase in the amount of RISPERDAL CONSTA shipped to Janssen, partially offset by a 6% decrease in the average selling price per unit. The decreases in royalty revenue were due to decreases in end-market sales of RISPERDAL CONSTA, which were $152.0 million and $475.0 million during the three and nine months ended September 30, 2020, respectively, as compared to $167.0 million and $528.0 million during the three and nine months ended September 30, 2019, respectively.

Research and Development Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Research and development revenue	$1.0	$12.7	$(11.7)	$1.8	$41.7	$(39.9)

R&D revenues earned under our license and collaboration agreement with Biogen for VUMERITY were $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively, as compared to $12.1 million and $39.5 million in the three and nine months ended September 30, 2019, respectively. The decrease in revenue was due to a decrease in services performed by us under the agreement following FDA approval of the NDA for VUMERITY in October 2019.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Cost of goods manufactured and sold	$43.1	$42.3	$(0.8)	$135.4	$133.9	$(1.5)

The increase in cost of goods manufactured and sold in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to an increase in cost of goods manufactured for ARISTADA, which was primarily due to an increase in the number of units manufactured during the period, as discussed above.

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

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2020 and 2019 relating to our then current key development programs and all other development programs, and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
External R&D Expenses:
Development programs:
ALKS 4230	$16.9	$9.4	$(7.5)	$46.6	$23.9	$(22.7)
ALKS 3831	7.5	7.1	(0.4)	20.3	23.0	2.7
ALKS 5461	0.5	4.2	3.7	5.9	15.4	9.5
VUMERITY	0.1	7.0	6.9	0.1	25.2	25.1
Other external R&D expenses	16.9	20.7	3.8	48.7	52.1	3.4
Total external R&D expenses	41.9	48.4	6.5	121.6	139.6	18.0
Internal R&D expenses:
Employee-related	39.5	45.6	6.1	120.2	137.0	16.8
Occupancy	5.8	3.3	(2.5)	15.8	9.3	(6.5)
Depreciation	4.1	3.6	(0.5)	11.5	10.2	(1.3)
Other	3.7	6.8	3.1	13.4	18.6	5.2
Total internal R&D expenses	53.1	59.3	6.2	160.9	175.1	14.2
Research and development expenses	$95.0	$107.7	$12.7	$282.5	$314.7	$32.2

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

The increase in expenses related to ALKS 4230 in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to the advancement of the ARTISTRY development program for ALKS 4230. The decrease in expenses related to ALKS 3831 in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to a decrease in clinical activity across the ALKS 3831 program following submission to the FDA of the ALKS 3831 NDA in November 2019. The decrease in expenses related to ALKS 5461 in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to a decrease in activity within the program following receipt in January 2019 of a complete response letter from the FDA relating to our NDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of major depressive disorder, and subsequent winding down of ongoing clinical activity in the development program. The decrease in expenses related to VUMERITY in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to the completion of our elective, randomized, head-to-head phase 3 study. The FDA approved the NDA for VUMERITY in the fourth quarter of 2019. For additional details on the status of our key development programs, see the “Key Development Programs” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

The decrease in employee-related expenses in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to a decrease in R&D headcount of 25% from September 30, 2019 to September 30, 2020, due primarily to the Restructuring. The increase in occupancy expenses in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to the commencement of the 900 Winter Street lease.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Sales and marketing expense	$79.0	$97.0	$18.0	$249.7	$287.9	$38.2
General and administrative expense	48.6	51.7	3.1	143.3	157.1	13.8
Selling, general and administrative expense	$127.6	$148.7	$21.1	$393.0	$445.0	$52.0

The decreases in sales and marketing expense during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, were primarily due to decreases in marketing expense of $12.4 million and $30.1 million, respectively, and decreases in employee-related expenses of $6.6 million and $5.9 million, respectively. The decrease in marketing expense was primarily due to a reduction in the number of speaker programs and speaker trainings and a reduction in spend related to conferences. The decrease in employee-related expenses was primarily due to a decrease in employee travel related to the impacts of the COVID-19 pandemic.

The decrease in general and administrative expense during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to a decrease in employee-related expenses of $4.3 million and $14.5 million, respectively, and a decrease in professional service fees of $3.4 million and $8.3 million, respectively. The decrease in employee-related expenses was primarily due to a decrease in share-based compensation expense and in salaries and benefits, due to a decrease in general and administrative headcount of 13% from September 30, 2019 to September 30, 2020. The decrease in professional service fees was primarily due to expense management measures taken in response to COVID-19-related disruptions to the business.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Amortization of acquired intangible assets	$9.9	$10.2	$0.3	$29.5	$30.2	$0.7

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2020 is expected to be approximately $40.0 million, $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2020 through 2024, respectively.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Interest income	$1.4	$3.5	$(2.1)	$5.9	$10.8	$(4.9)
Interest expense	(1.8)	(3.4)	1.6	(6.8)	(10.4)	3.6
Change in the fair value of contingent consideration	3.9	1.3	2.6	16.6	(27.8)	44.4
Other income (expense), net	9.4	(1.7)	11.1	11.1	(1.6)	12.7
Total other income (expense), net	$12.9	$(0.3)	$13.2	$26.8	$(29.0)	$55.8

The increase in the fair value of contingent consideration in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to the approval by the FDA of the NDA for ANJESO in February 2020. As a result of this product’s approval, we increased the probability of success in our fair value analysis to 100%. The $1.3 million increase and $27.8 million decrease in the fair value of contingent consideration recorded in the three and nine months ended September 30, 2019, respectively, were primarily due to Recro’s receipt of a second complete response letter in March 2019 from the FDA regarding its NDA for ANJESO. As a result of the receipt of that complete response letter, we delayed the expectation of the anticipated date of the FDA’s approval of the product, resulting in a corresponding reduction in the amount of forecasted sales used in the valuation model. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value, in the “Notes to Consolidated Financial Statements” in our Annual Report.

The increase in other income (expense), net in the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to the receipt of our proportional share of the proceeds from the sale of two of the companies within the Fountain portfolio. Our investment in Fountain is discussed in greater detail in Note 4, Investments, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Provision (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Income tax provision (benefit)	$2.3	$(1.0)	$(3.3)	$13.3	$(3.2)	$(16.5)

The income tax provision (benefit) in the three months ended September 30, 2020 and 2019 primarily related to U.S. federal and state taxes. The unfavorable change in the income tax provision in the three months ended September 30, 2020, as compared to the income tax benefit in the three months ended September 30, 2019, was primarily due to an increase in tax expense from employee equity activity.

The income tax provision in the nine months ended September 30, 2020 primarily related to a $5.1 million tax expense on income earned in the U.S. and an $8.0 million discrete tax expense related to employee equity activity. The income tax benefit in the nine months ended September 30, 2019 primarily related to a $8.4 million discrete tax benefit to reflect the foreign derived intangible income proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019. The benefit is partially offset by a $4.6 million discrete tax expense for employee equity activity.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was passed by the U.S. Congress and signed into law by the President of the United States. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits did not materially impact our income tax provision.

We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance become available.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2020			December 31, 2019
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$151.9	$89.0	$240.9	$63.3	$140.5	$203.8
Investments—short-term	267.2	61.3	328.5	285.3	45.9	331.2
Investments—long-term	19.1	8.7	27.8	40.3	39.1	79.4
Total cash and investments	$438.2	$159.0	$597.2	$388.9	$225.5	$614.4
Outstanding borrowings—short and long-term	$275.5	$—	$275.5	$277.1	$—	$277.1

At September 30, 2020 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments—short-term available-for-sale	$325.0	$2.7	$(1.0)	$326.7
Investments—short-term held-to-maturity	1.7	0.1	—	1.8
Investments—long-term available-for-sale	26.0	—	—	26.0
Investments—long-term held-to-maturity	1.8	—	—	1.8
Total	$354.5	$2.8	$(1.0)	$356.3

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

We classify available-for-sale investments in an unrealized loss position that do not mature within 12 months as long-term investments. Available-for-sale investments in an unrealized gain position are classified as short-term investments, regardless of maturity date. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2020, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Sources and Uses of Cash

We expect that our existing cash and investments balance will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments, for at least 12 months following the date on which this Form 10-Q is filed. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, debt refinancings, arrangements relating to assets or other financing methods or structures. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic that may have an adverse impact on our commercial prospects and projected cash position.

Information about our cash flows, by category, is presented in “Part I, Item 1—Condensed Consolidated Financial Statements of Cash Flows” in this Form 10-Q. The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash and cash equivalents, beginning of period	$203.8	$266.8
Cash flows provided by operating activities	15.5	30.0
Cash flows provided by (used in) investing activities	23.6	(40.4)
Cash flows (used in) provided by financing activities	(2.0)	5.0
Cash and cash equivalents, end of period	$240.9	$261.4

The decrease in cash flows provided by operating activities in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to an 8% decrease in the amount of cash received from our customers and a 74% increase in our operating lease payments, partially offset by the return on investment related to Fountain, described in Note 4, Investments, in the “Notes to Condensed Consolidated Financial Statements” section in this Form 10-Q, a 7% decrease in cash paid to our suppliers and a 5% decrease in cash paid to our employees.

The change in cash flows from investing activities in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a $47.1 million increase in net sales of investments, a $22.2 million decrease in cash paid for property, plant and equipment, and a return of investment related to Fountain described in Note 4, Investments, in the “Notes to Condensed Consolidated Financial Statements” section in this Form 10-Q. These changes were partially offset by a $7.2 million decrease in payments we received in connection with the contingent consideration resulting from the Gainesville Transaction in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The change in cash flows from financing activities in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was due to a $7.0 million decrease in the amount of cash we received from our employees upon the exercise of stock options, net of employee taxes.

Borrowings

At September 30, 2020, the principal balance of our borrowings consisted of $277.1 million outstanding under our 2023 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a further discussion of our 2023 Term Loans.

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

Off-Balance Sheet Arrangements

At September 30, 2020, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

New Accounting Standards

See the “New Accounting Pronouncements” section in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a discussion of certain recent accounting standards applicable to us.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report and the additional risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Further discussion of our risk factors appears in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2020. As of September 30, 2020, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.

During the three months ended September 30, 2020, we acquired 11,106 of our ordinary shares, at an average price of $18.09 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 #

Third Amendment to Purchase and Sale Agreement, dated August 17, 2020, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Alkermes US Holdings, Inc. (as successor in interest to Eagle Holdings USA, Inc.) and Baudax Bio, Inc. (as successor in interest to Recro Pharma, Inc. and Recro Gainesville LLC).

10.1 #	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Date: October 29, 2020