Form 10-K
period 2020-12-31
Alkermes plc.
filed 2021-02-11
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s ordinary shares held by non‑affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,057,878,108.

As of February 5, 2021, 159,237,889 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2020

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
•

our expectations regarding the competitive, payer, legislative, regulatory and policy landscape, and changes therein, related to our products, including competition from generic forms of our products or competitive products and competitive development programs, barriers to access or coverage of our products and changes in reimbursement of our products, and legislation, regulations, executive orders, guidance or other measures that may limit pricing and reimbursement of, and access to, our products;

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

Summary of Material Risks Associated with Our Business

Our business subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in “Item 1A —Risk Factors” in this Annual Report, and include, but are not limited to, the following:

•	Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic or other similar outbreaks of contagious diseases;
•	We receive substantial revenue from our key proprietary products and our success depends on our ability to maintain or increase sales of such products;
•

We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue; and if our licensees are not effective, our revenues could be materially adversely affected;

•	We face competition in the biopharmaceutical industry;
•	There are many factors that could cause our revenues to decrease or grow at a slower than expected rate;
•

Revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations), cost-control measures imposed, reductions in payment rate or reimbursement or increases in our financial obligation to payers could result in decreased sales of our products and decreased revenues;

•	Clinical trials for our product candidates are expensive, may take several years to complete, and their outcomes are uncertain;
•

Preliminary, topline or interim data from our clinical trials that we may announce, publish or report from time to time may change as more patient data become available or based on subsequent audit and verification procedures, and may not be indicative of final data from such trials;

•	The FDA or other regulatory agencies may not approve our products or may delay approval;
•	The FDA or other regulatory agencies may impose limitations or post approval requirements on any product approval;
•	We are subject to risks related to the manufacture of our products;
•	We rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture;
•	Patent and other IP protection for our products is key to our business and our competitive position but is uncertain;
•

Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business;

•	We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers;
•

Litigation or arbitration filed against Alkermes, including securities litigation, or regulatory actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business;

•	If there are changes in, or we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry we could face costs, penalties and a loss of business;
•	We may not become profitable on a sustained basis;
•	Our level of indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business;
•

The business combination of Alkermes, Inc. and the drug technology business of Elan Corporation, plc may limit our ability to use our tax attributes to offset taxable income, if any, generated from such business combination;

•	The market price for our ordinary shares has been volatile and may continue to be volatile in the future, and could decline significantly;

•	Our business could be negatively affected as a result of the actions of activist shareholders; and
•	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

The material and other risks summarized above should be read together with the text of the full risk factors below in “Item 1A —Risk Factors” and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, financial condition, cash flows or results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows or results of operations.

NOTE REGARDING COMPANY AND PRODUCT REFERENCES

Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Annual Report is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Annual Report include our marketed products, marketed products using our proprietary technologies, our product candidates and product candidates using our proprietary technologies (b) references to the “biopharmaceutical industry” in this Annual Report are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Annual Report are used interchangeably with references to “partners.”

NOTE REGARDING TRADEMARKS

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LYBALVITM, NanoCrystal®, and VIVITROL®.

The following are trademarks of the respective companies listed: ABILIFY® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, TYSABRI® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BUNAVAILTM—BioDelivery Sciences; CAMPRAL®—Merck Sante; CAPLYTA®—Intra-Cellular Therapies, Inc.; COPAXONE®—Teva Pharmaceutical Industries Ltd.; EXTAVIA®, GILENYA®, and MAYZENT®—Novartis AG; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION® and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); LATUDA®— Sumitomo Dainippon Pharma Co., Ltd.; MAVENCLAD®—Merck KGaA, REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); REXULTI®— H. Lundbeck A/S plc; PERSERIS®, SUBOXONE®, SUBUTEX® and SUBLOCADE®—Indivior plc (or its affiliates); VRAYLAR®— Forest Laboratories, LLC; ZEPOSIA®—Bristol-Myers Squibb Company; ZUBSOLV®—Orexo US, Inc.; and ZYPREXA® and ZYPREXA RELPREVV®—Eli Lilly and Company (“Lilly”). Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

ARISTADA INITIO®

aripiprazole lauroxil

extended-release injectable suspension

675 mg

+

ARISTADA®

aripiprazole lauroxil

extended-release injectable suspension

441 mg	662 mg	882 mg	1064 mg

	Initiation or re- initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Alcohol dependence and Opioid dependence	U.S.

The following provides summary information regarding our key licensed products, and key third-party products using our proprietary technologies under license, that are commercialized by our licensees:

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

Proprietary Products

We have developed and commercialize products designed to address the unmet needs of patients suffering from opioid dependence, alcohol dependence and schizophrenia. See “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for our proprietary products.

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

What is schizophrenia?

Schizophrenia is a serious brain disorder marked by positive symptoms (hallucinations and delusions, disorganized speech and thoughts, and agitated or repeated movements) and negative symptoms (depression, blunted emotions and social withdrawal). Approximately 2.4 million adults are diagnosed with schizophrenia in the U.S., with men and women affected equally. Worldwide, it is estimated that one person in every 100 develops schizophrenia. Studies have demonstrated that as many as 75% of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms.

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

For a discussion of legal proceedings related to VIVITROL, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “—Patent and other IP protection for our products is key to our business and our competitive position but is uncertain,” “—Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business” and “—Litigation or arbitration filed against Alkermes, including securities litigation, or regulatory actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

What are opioid dependence and alcohol dependence?

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2019 U.S. National Survey on Drug Use and Health, an estimated 1.5 million people aged 18 or older in the U.S. had an opioid use disorder in the past year. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2019 U.S. National Survey on Drug Use and Health, an estimated 14.1 million people aged 18 or older in the U.S. had an alcohol use disorder in the past year. Adherence to medication is particularly challenging with these patient populations.

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

For a discussion of legal proceedings related to the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

What is multiple sclerosis?

Multiple sclerosis, or MS, is an unpredictable, often disabling disease of the central nervous system (“CNS”), which interrupts the flow of information within the brain, and between the brain and body. MS symptoms can vary over time and from person to person. Symptoms may include extreme fatigue, impaired vision, problems with balance and walking, numbness or pain and other sensory changes, bladder and bowel symptoms, tremors, problems with memory and concentration and mood changes, among others. Approximately 2.5 million people worldwide have MS, and most are diagnosed between the ages of 15 and 50.

Key Development Programs

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Item 1A—Risk Factors” in this Annual Report. See “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the intellectual property protection for our development candidates.

LYBALVI (formerly referred to as ALKS 3831)

LYBALVI (olanzapine/samidorphan) is an investigational, novel, once-daily, oral atypical antipsychotic drug candidate for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder. LYBALVI is composed of samidorphan, a novel, new molecular entity, co-formulated with the established antipsychotic agent, olanzapine, in a single bilayer tablet.

LYBALVI is designed to provide the robust antipsychotic efficacy of olanzapine while mitigating olanzapine-associated weight gain. The ENLIGHTEN clinical development program for LYBALVI includes two key phase 3 studies in patients with schizophrenia: ENLIGHTEN-1, a four-week study which evaluated the antipsychotic efficacy of LYBALVI compared to placebo, and ENLIGHTEN-2, a six-month study which assessed weight gain with LYBALVI compared to ZYPREXA® (olanzapine). The program also includes supportive studies to evaluate the pharmacokinetic (“PK”) and metabolic profile and long-term safety of LYBALVI, and PK bridging studies comparing LYBALVI and ZYPREXA.

In November 2020, we received a Complete Response Letter (“CRL”), which included a request for information, from the U.S. Food and Drug Administration (“FDA”) regarding the LYBALVI New Drug Application (“NDA”), following its remote review of manufacturing records requested under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) relating to the manufacture of LYBALVI at our Wilmington, Ohio facility. In December 2020, we resubmitted the NDA, and the FDA acknowledged receipt of our NDA resubmission and assigned the NDA a Prescription Drug User Fee Act (“PDUFA”) target action date of June 1, 2021. Following our NDA resubmission, the FDA issued a new request for records under Section 704(a)(4) of the FDCA to supplement the information that we previously provided.

The LYBALVI NDA is a 505(b)(2) NDA and includes data from the ENLIGHTEN clinical development program in patients with schizophrenia, as well as PK bridging data comparing LYBALVI and ZYPREXA. For more information about 505(b)(2) NDAs, see the “Regulatory, Hatch-Waxman Act” section of “Item 1—Business” in this Annual Report. We are seeking approval of LYBALVI for the treatment of schizophrenia and for the treatment of manic and mixed episodes associated with bipolar I disorder as a monotherapy or adjunct to lithium or valproate and for maintenance treatment of bipolar I disorder, and of fixed dosage strengths of LYBALVI composed of 10 mg of samidorphan co-formulated with 5 mg, 10 mg, 15 mg or 20 mg of olanzapine.

nemvaleukin alfa (formerly referred to as ALKS 4230)

Nemvaleukin alfa (“nemvaleukin”) is an investigational, novel, engineered fusion protein comprised of modified interleukin-2 (“IL-2”) and the high affinity IL-2 alpha receptor chain, designed to selectively expand tumor-killing immune cells while avoiding the activation of immunosuppressive cells by preferentially binding to the intermediate-affinity IL-2 receptor complex. The selectivity of nemvaleukin is designed to leverage the proven antitumor effects of existing IL-2 therapy while mitigating certain limitations.

ARTISTRY is our clinical development program evaluating nemvaleukin in patients with advanced solid tumors. ARTISTRY-1 and ARTISTRY-2 are phase 1/2 studies evaluating the safety, tolerability, efficacy and pharmacokinetic and pharmacodynamic effects of nemvaleukin in patients with refractory advanced solid tumors, in both monotherapy and combination settings with the PD-1 inhibitor pembrolizumab. Nemvaleukin is being evaluated with intravenous administration in ARTISTRY-1 and with subcutaneous administration in ARTISTRY-2. ARTISTRY-3 is a phase 2 study evaluating the clinical and immunologic effects of nemvaleukin monotherapy administered intravenously on the tumor microenvironment in a variety of advanced, malignant solid tumors.

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

Revenues from our collaborative arrangements with Janssen accounted for approximately 33%, 28% and 29% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We are entitled to receive each of the following payments under our amended and restated license agreement with Acorda for achievement of the following milestones with respect to each of the third and fourth new indications for which the product is developed thereunder: (i) $1.0 million upon initiation of a phase 3 clinical trial; (ii) $1.0 million upon acceptance of an NDA by the FDA; (iii) $1.5 million upon approval of the NDA by the FDA; and (iv) $1.5 million upon the first commercial sale.

Revenues from Acorda related to this license and collaboration agreement accounted for approximately 5%, 3% and 10% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Biogen

Under a license and collaboration agreement with Biogen, which we entered into in November 2017 and amended in October 2018, January 2019 and October 2019, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under that agreement.

Under this license and collaboration agreement, we received an upfront cash payment of $28.0 million in November 2017, and milestone payments of $50.0 million, $150.0 million and $5.0 million in June 2018, November 2019 and December 2019, respectively, upon the achievement of certain developmental milestones, including FDA approval of the NDA for VUMERITY in October 2019, and amendment of the license and collaboration agreement in October 2019. We are also eligible to receive additional payments upon achievement of certain milestones, including milestones relating to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

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

Except in limited circumstances, we were responsible for the development of VUMERITY until it was approved by the FDA. Following FDA approval of VUMERITY in October 2019 and except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Biogen has elected to initiate a technology transfer and, following a transition period, assume responsibility for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of that portion of product that is manufactured by Biogen or its designee.

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

Revenues from Biogen related to this license and collaboration agreement accounted for approximately 2%, 17% and 10% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Proprietary Technology Platforms

We have used our proprietary technology platforms, which include technologies owned and exclusively licensed to us, to establish drug development, clinical development and regulatory expertise and in the development of our products.

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

Our supply chain is growing with an expanding external network of third‑party service providers involved in the manufacture of our products who are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of API, raw materials, or components, or in the manufacture, fill‑finish, packaging, or storage of our marketed or development products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “—We rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture” and “—We are subject to risks related to the manufacture of our products.”

Marketed Products

We manufacture ARISTADA and ARISTADA INITIO, and microspheres for RISPERDAL CONSTA and VIVITROL, in our Wilmington, Ohio facility. We are currently operating one RISPERDAL CONSTA line, two VIVITROL lines, two ARISTADA lines and one ARISTADA INITIO line at commercial scale. We outsource our packaging operations for VIVITROL, ARISTADA and ARISTADA INITIO to third‑party contractors. Janssen is responsible for packaging operations for RISPERDAL CONSTA and, in Russia and certain countries of the CIS, VIVITROL. Our Wilmington, Ohio facility has been inspected by U.S., European (including the UK Medicines and Healthcare products Regulatory Agency), Chinese, Japanese, Brazilian, Turkish and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

We manufacture several products in our Athlone, Ireland facility that are marketed by third parties, including AMPYRA, FAMPYRA and VUMERITY. This facility has been inspected by U.S., Irish, Brazilian, Turkish, Saudi Arabian, Korean, Belarusian, Russian and Chinese regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

For more information about our manufacturing facilities, see “Item 2—Properties” in this Annual Report.

Clinical Products

We have established, and are operating, facilities with the capability to manufacture clinical supplies of injectable extended‑release products, solid dosage form products and biologics products at our Wilmington, Ohio facility and solid dosage form products at our Athlone, Ireland facility. We have also contracted with third‑party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of products for clinical use.

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

Permits and Regulatory Approvals

We hold various licenses in respect of our manufacturing activities conducted in Wilmington, Ohio and Athlone, Ireland. The primary licenses held in this regard are FDA Registrations of Drug Establishment and Drug Enforcement Administration of the U.S. Department of Justice (“DEA”). We also hold a Manufacturers Authorization (No. M1067), an Investigational Medicinal Products Manufacturers Authorization (No. IMP074) and Certificates of Good Manufacturing Practice Compliance of a Manufacturer (Ref. 2014/7828/IMP074 and 2014/7828/M1067) from the Health Products Regulatory Authority in Ireland (“HPRA”) in respect of our Athlone, Ireland facility, and a number of Controlled Substance Licenses granted by HPRA. Due to certain U.S. state law requirements, we also hold state licenses to cover distribution activities conducted in certain states and not in respect of any manufacturing activities conducted in those states.

We do not generally act as the marketing authorization holder for products incorporating our drug delivery technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant marketing authorization from the FDA or other relevant regulatory authority, and we would support this authorization by furnishing a copy of the product’s Drug Master File, or chemistry, manufacturing and controls data, to the relevant regulator. We generally update this information annually with the relevant regulator. In other cases where we have developed proprietary products, such as VIVITROL, ARISTADA and ARISTADA INITIO, we hold the marketing authorization and related regulatory documentation ourselves.

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

Our sales force for VIVITROL in the U.S. consists of approximately 100 individuals. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2020 to Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation (“AmerisourceBergen”) represented approximately 23%, 21% and 13%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA and ARISTADA INITIO in the U.S. consists of approximately 250 individuals. ARISTADA and ARISTADA INITIO are primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2020 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 48%, 24% and 21%, respectively, of total ARISTADA and ARISTADA INITIO gross sales.

ICS, a division of AmerisourceBergen, provides warehousing, shipping and administrative services for VIVITROL, ARISTADA and ARISTADA INITIO.

Under our license agreements with Janssen, Biogen and other licensees and sublicensees, they are each responsible for the commercialization of any products developed under their respective agreement if and when regulatory approval is obtained.

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

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. In many cases, there are already products on the market that may be in direct competition with our commercial products or products in development. In addition, there are many companies developing products with similar technologies to ours or for use in similar indications with whom we and our licensees compete, many of whom are larger and have significantly greater financial and other resources than we do. Other smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. Some of the products being developed by our competitors are being designed to work differently than our products and may turn out to be safer or more effective than our products, which may render our products or technology platforms obsolete or noncompetitive. With respect to our products, we believe that our ability to successfully compete will depend on, among other things, the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products; the efficacy, safety and reliability of our products compared to competing or alternative products; product acceptance by, and preferences of, physicians, other health care providers and patients; our ability to comply with applicable laws, regulations and regulatory requirements with respect to the commercialization of our products, including any changes or increases to regulatory restrictions; protection of our proprietary rights relating to our products; our ability to obtain reimbursement for our products in approved indications; our ability to complete clinical development and obtain regulatory approvals for our products, and the timing and scope of regulatory approvals; our ability to provide a reliable supply of commercial quantities of a product to the market; and our ability to recruit, retain and develop skilled employees.

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including but not limited to, Teva Pharmaceuticals Industries Ltd., which is developing a risperidone extended-release injectable suspension for subcutaneous use and a once every two weeks injectable microsphere formulation, in each case for the treatment of schizophrenia and has filed an Abbreviated New Drug Application (“ANDA”) seeking approval to commercialize a generic version of VIVITROL (naltrexone for extended-release injectable suspension).

In the treatment of schizophrenia, ARISTADA, INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA compete with each other and a number of other injectable products including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; CAPLYTA (lumateperone), an oral, once-daily antipsychotic developed by Intra-Cellular Therapies, Inc.; other oral compounds currently on the market; and generic versions of branded oral and injectable products. In the treatment of bipolar disorder, RISPERDAL CONSTA competes with antipsychotics such as oral aripiprazole; REXULTI, which is co-marketed by Otsuka Pharm Co. and H. Lundbeck A/S plc; LATUDA, which is marketed and sold by Sunovion Pharmaceuticals Inc.; VRAYLAR, which is marketed and sold by Abbvie Inc.; ABILIFY MAINTENA; risperidone; quetiapine; olanzapine; ziprasidone and clozapine.

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

In the treatment of opioid dependence, VIVITROL competes with SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, SUBUTEX (buprenorphine HCl sublingual tablets) and SUBLOCADE (once-monthly buprenorphine extended-release injection), each of which is marketed and sold by Indivior plc; BUNAVAIL buccal film (buprenorphine and naloxone) marketed by BioDelivery Sciences; and ZUBSOLV (buprenorphine and naloxone) marketed by Orexo US, Inc. VIVITROL also competes with methadone, oral naltrexone and generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing products that have shown promise in treating opioid dependence that, if approved by the FDA, would compete with VIVITROL.

In the treatment of MS, VUMERITY competes with AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and MAVENCLAD from EMD Serono, Inc.; GILENYA, EXTAVIA and MAYZENT from Novartis AG;

AUBAGIO and LEMTRADA from Sanofi-Aventis; and ZEPOSIA from Bristol-Myers Squibb Company.

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

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
10,351,529	ARISTADA; ARISTADA INITIO	2030
9,034,867	ARISTADA	2032
10,226,458	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
10,342,877	ARISTADA	2033
10,639,376	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,238,651	ARISTADA	2035
10,478,434	ARISTADA	2035
10,813,928	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035
10,688,091	ARISTADA INITIO	2035
10,849,894	ARISTADA INITIO	2035

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

We own one unexpired Orange-Book listed U.S. patent covering VIVITROL, which expires in the U.S. in 2029 and in the EU in 2021. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal Pharmaceuticals LLC (“Amneal”), we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the remaining patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. For a discussion of legal proceedings related to the U.S. patent covering VIVITROL, see Note 19, Commitments and Contingent Liabilities, in the “Notes to Consolidated Financial Statements” in this Annual Report.

INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA

Our NanoCrystal technology patent portfolio, licensed to Janssen in relation to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, contains a number of granted patents and pending patent applications throughout the world, including in the U.S. and in countries outside of the U.S. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest to expire of the licensed patents covering INVEGA TRINZA/TREVICTA in the U.S. expired in 2017 and in the EU will expire in 2022. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036. For a discussion of legal proceedings related to one of the patents covering INVEGA SUSTENNA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

VUMERITY

We have U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover VUMERITY. U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733, each expiring in 2033, cover compositions of, or methods of treatment for, VUMERITY. We recently received a Paragraph IV certification related to VUMERITY. For a discussion of risks related to this certification, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We also have worldwide patent protection for our Key Development Programs:

LYBALVI

We own or have a license to U.S. and worldwide patents and patent applications that cover a class of compounds that includes the opioid modulators in LYBALVI. In addition, we own U.S. and worldwide patents and patent applications that claim formulations and methods of treatment that cover LYBALVI. The principal owned or licensed U.S. patents for LYBALVI and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
7,956,187	LYBALVI	2021
8,252,929	LYBALVI	2021
7,262,298	LYBALVI	2025
8,680,112	LYBALVI	2030
9,119,848	LYBALVI	2031
10,005,790	LYBALVI	2031
8,778,960	LYBALVI	2031
9,126,977	LYBALVI	2031
9,517,235	LYBALVI	2031
9,943,514	LYBALVI	2031
10,300,054	LYBALVI	2031
10,716,785	LYBALVI	2031

nemvaleukin alfa

We have U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover nemvaleukin. U.S. Patent Nos. 9,359,415 and 10,407,481, each expiring in 2033, cover compositions of nemvaleukin.

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

There may be patents issued to third parties that relate to our products or technologies. The manufacture, use, offer for sale, sale or import of some of our products might be found to infringe on the claims of these patents. A third party might file an infringement action against us. The cost of defending such an action is likely to be high, and we might not receive a favorable ruling. There may also be patent applications filed by third parties that relate to some of our products if issued in their present form. The patent laws of the U.S. and other countries are distinct, and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries.

If patents exist or are issued that cover our products or technologies, we or our licensees may not be able to manufacture, use, offer for sale, sell or import some of our products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license.

We try to protect our proprietary position by filing patent applications in the U.S. and in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed outside the scope of our patents. The laws of certain countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

We also rely on trade secrets, know‑how and inventions, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, licensees, employees and consultants. However, any of these parties may breach such agreements and may disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know‑how or other invention not protected by a patent were to be disclosed to, or independently developed by, a competitor, such event could materially adversely affect our business, financial condition, cash flows and results of operations. For more information, see “Item 1A—Risk Factors” in this Annual Report.

Our trademarks, including VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI are important to us and are generally covered by trademark applications or registrations with the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Our licensed products and products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson, VUMERITY, which is a registered trademark of Biogen (and used by Alkermes under license) and AMPYRA and FAMPYRA, which are registered trademarks of Acorda. Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

Preclinical Testing:  Before beginning testing of any compounds with potential therapeutic value in human subjects in the U.S., stringent government requirements for preclinical data must be satisfied. Preclinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.

Investigational New Drug Exemption:  Preclinical testing results obtained from in vivo studies in several animal species, as well as from in vitro studies, are submitted to the FDA, as part of an Investigational New Drug Application (“IND”), and are reviewed by the FDA prior to the commencement of human clinical trials. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers.

Clinical Trials:  Clinical trials involve the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA‑reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another and, depending upon the nature of the clinical program, a specific phase or phases may be skipped altogether. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the applicable IND.

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

As part of its review, the FDA may refer the application to an advisory committee for independent advice on questions related to the development of the drug, recommendation as to whether the application should be approved or other guidance that the FDA may seek. The FDA is not bound by the recommendation of an advisory committee; however, historically, it has often followed such recommendations. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, a patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to support the safe use of the drug.

In reviewing a BLA or NDA, the FDA may grant marketing approval, or issue a CRL to communicate to the applicant the reasons the application cannot be approved in its then-current form and provide input on the additional information that the FDA requires and/or changes that must be made before an application can be approved. Even if such additional information are submitted to the FDA or such changes made, the FDA may ultimately decide that the BLA or NDA still does not satisfy the FDA’s criteria for approval. The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, efficacy and potential safety signals observed in preclinical tests or clinical trials, and the risks and benefits demonstrated in clinical trials. It is impossible to predict with any certainty whether and when the FDA will grant marketing approval for a given product. Even if a product is approved, the approval may be subject to limitations based on the FDA’s interpretation of the data. For example, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials or restrictions on direct‑to‑consumer advertising, any of which could negatively impact the commercial success of a drug. The FDA may also require a sponsor to conduct additional post‑marketing studies as a condition of approval to provide data on safety and effectiveness. In addition, prior to commercialization, controlled substances are subject to review and scheduling by the DEA.

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

In addition to the centralized procedure, Europe also has: (i) a nationalized procedure, which requires a separate application to, and approval determination by, each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection and evaluation of adverse events post‑approval, including national authorities, the EMA, the EC, other relevant regulatory authorities and the marketing authorization holder.

Good Manufacturing Processes

The FDA, the EMA, the competent authorities of the EU member states and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. In 2020, the COVID-19 pandemic has in some instances impacted the FDA’s and other regulatory agencies’ ability to conduct on-site inspections and has resulted in such agencies either delaying planned inspections or collecting the requisite information through review of written records in lieu of an on-site inspection, which in some instances has negatively impacted timelines for potential product approvals. Once approval from a regulatory agency is obtained, if a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. Companies also must adhere to cGMP and product-specific regulations enforced by the FDA and other regulatory agencies both in the manufacture of clinical product and following product approval. The FDA, the EMA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval of a product and may also request that certain information or records be provided in writing for review in lieu of an on-site visit. If, as a result of these inspections or records reviews, it is determined that our equipment, facilities or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Hatch‑Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch‑Waxman Act”), Congress created an abbreviated FDA review process for generic versions of pioneer, or brand‑name, drug products. The law also provides incentives by awarding, in certain circumstances, non‑patent related marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non‑patent‑related marketing exclusivity in addition to any patent protection the drug product may have. The Hatch‑Waxman Act provides five years of new chemical entity (“NCE”) marketing exclusivity to the first applicant to gain approval of an NDA for a product that contains an active ingredient, known as the active drug moiety, not found in any other approved product. The FDA is prohibited from accepting any abbreviated NDA (“ANDA”) for a generic drug or 505(b)(2) application referencing the NCE for five years from the date of approval of the NCE, or four years in the case of an ANDA or 505(b)(2) application containing a patent challenge, and in both cases may not approve such generic drug or 505(b)(2) application until expiration of NCE marketing exclusivity. A 505(b)(2) application is an NDA in which the applicant relies, in part, on data and the FDA’s findings of safety and efficacy from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Hatch-Waxman Act exclusivities will not prevent the submission or approval of a full NDA (e.g., under 505(b)(1)), as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

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

Sales and Marketing

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti‑kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the broad scope of the U.S. statutory provisions, the general absence of guidance in the form of regulations, and few court decisions addressing industry practices, it is possible that our practices might be challenged under anti‑kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third‑party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In addition, federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the U.S. government under the False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed. See “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “—If there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business,” “—Revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations), cost-control measures imposed, reductions in payment rate or reimbursement or an increases in our financial obligation to payers could result in decreased sales of our products and decreased revenues” and “—The clinical study or commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our business and share price.”

Laws and regulations have been enacted by the U.S. federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers and require disclosure to the government and public of such interactions. The laws include federal “sunshine”, or open payments, provisions enacted in 2010 as part of the comprehensive federal healthcare reform legislation and supplemented as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Such provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re‑disclosure to the public) certain payments made to, or at the request of, or on behalf of, physicians or to teaching hospitals and, commencing for information to be submitted as of January 1, 2022, certain payments made to physicians assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Certain state laws also require disclosure of pharmaceutical pricing information and marketing expenditures. Given the ambiguity found in many of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent U.S. federal and state laws and regulations.

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

The availability of federal funds to pay for our products under the Medicaid Drug Rebate Program and Medicare Part B requires that we extend discounts to certain purchasers under the Public Health Services (including the Indian Health Services, “PHS”) pharmaceutical pricing program. Purchasers eligible for discounts include a variety of community health clinics, other entities that receive health services grants from PHS, and hospitals that serve a disproportionate share of financially needy patients.

We also make our products available for purchase by authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992 (the “VHC Act”), we are required to offer deeply discounted FSS contract pricing to four federal agencies: the Department of Veterans Affairs; the Department of Defense; the Coast Guard; and the PHS, in order for federal funding to be made available for reimbursement of any of our products by such federal agencies and certain federal grantees. Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most‑favored non‑federal customer for a product. In addition, prices for drugs purchased by the Department of Veterans Affairs, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing equal to 76% of the non‑federal average manufacturer price (“non‑FAMP”). An additional discount applies if non‑FAMP increases more than inflation (measured by the Consumer Price Index—Urban). In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties per false item of information in addition to other penalties available to the government.

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

The General Data Protection Regulation (“GDPR”): The GDPR became effective on May 25, 2018 and replaced the previous EU Data Protection Directive (95/46). The GDPR, which governs the processing of personal data (including personal health data), applies to the Company and any of its subsidiaries that are established in the EU as well as any of its subsidiaries that are established outside the EU to the extent that they process personal data, including any such data relating to clinical trial participants in the EU. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

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

Human Capital Resources

As a global biopharmaceutical company focused on developing innovative medicines in the fields of neuroscience and oncology, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional infrastructure designed to support product development from discovery through commercialization and lifecycle management. We seek to attract, hire, develop and retain qualified and highly skilled personnel with experience in areas such as R&D, including early discovery and clinical development capabilities; intellectual property prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access. Competition for such personnel in our industry and the geographic regions in which we operate is intense, with numerous companies also developing, launching or marketing products, including products against which our products directly compete. Supporting our employees’ well-being in a transparent, diverse, inclusive, and collaborative culture and providing them with the training, support and resources they need to succeed professionally while appropriately balancing their professional and personal lives helps keep our employees connected and engaged and are critical to our success.

As of February 5, 2021, we had approximately 2,245 full time employees, of which approximately 1,834 were based in the U.S. and 411 were based in Ireland. Our 2020 voluntary attrition rate was below industry benchmarks. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All  human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principal of equal employment opportunity, meaning that they are made on the basis of individual skills, knowledge, abilities, job performance and other legitimate criteria and without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable law.

Recognizing the value of our employees and their important contributions to the achievement of our business objectives, we offer market-competitive comprehensive total rewards pay and benefits packages, including bonus opportunities at all levels tied to individual and company performance, and for employees at certain levels, company equity opportunities. We also offer healthcare and retirement savings plan benefits, paid time off, tuition reimbursement and other benefits designed to support healthy lifestyle choices, financial wellness and work-life balance.

Across all of our sites, we actively cultivate a work environment that reflects our values of collaboration at our core, respect for each voice and unwavering commitment. In 2019, we created a global Diversity, Inclusion & Belonging Steering Committee, comprised of representatives from all of our locations, including our field-based employees, and a variety of functional areas to create connections and celebrate our diverse workforce by developing and advancing practices, tools and resources that can be used to strengthen the sense of belonging among our employee base. In 2020, we established three employee-led resource groups: Pride@ Work, an LGBTQ+ and ally network; Mosaic, a multicultural network; and Women Inspired Network (WIN), a women’s network, with a common purpose of supporting and enhancing the inclusiveness of our company culture and providing opportunities for professional development, networking and building deeper connections within Alkermes based on cross-functional employee involvement. As part of our increased focus on the importance of social and racial justice, diversity and inclusion, and in response to global events throughout 2020, we also held company-wide town hall conversations, sponsored recognition events and enhanced our company’s diversity education and training.

We strive to foster a strong culture of active employee engagement to ensure that employees feel part of our mission and that they have a voice in the Alkermes community. Since 2017, we have conducted annual employee engagement surveys to understand employee sentiment regarding, and satisfaction with, their work and experience at Alkermes. In 2020, nearly 75% of our employees participated in the employee engagement survey and we have used the data collected to help inform our human capital management strategy.

We are committed to the professional growth and development of our employees. We conduct a comprehensive on-boarding experience that connects newly hired employees to our business, values, culture, and people. We organize frequent company-hosted trainings that cover topics including performance management, problem solving, leadership development, communication, and mentorship, as well as more specialized skills-based programs. We also encourage and support our employees in their efforts to seek out additional professional learning opportunities within Alkermes and externally.

Our culture is one of collaboration, compliance and trust, and we rely on our employees to help us promote and provide workplace environments that are safe and protective of the health and well-being of our people and in compliance with applicable laws, rules and regulations. We maintain extensive environmental, health safety and security policies, adhere to all health and safety standards set by regulators in the locations in which we operate and routinely train employees and monitor our sites to reduce the risk of workplace accidents.

In 2020, employee health, safety and wellness were of particular focus and importance for the company. Following the emergence of the COVID-19 pandemic, we adapted our business practices to support uninterrupted supply of, and patient access to, our marketed products for people living with addiction and serious mental illness. We also adopted a series of precautionary measures to protect and support our employees, including those performing essential tasks in our laboratories and manufacturing facilities who could not perform their work remotely. For additional information about actions taken by the Company to support its employees and other stakeholders in response to the COVID-19 pandemic, see the “COVID-19 Update” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

Risks Related to Our Business and our Industry

Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic or other similar outbreaks of contagious diseases.

Outbreaks of contagious diseases and other adverse public health developments affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic has impacted, and is continuing to impact, many aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. Almost all U.S. states, many local jurisdictions and countries across the world have, at various times throughout the pandemic, issued “shelter-in-place” orders, quarantines, and restrictions and recommendations for their residents to control the spread of COVID-19, resulting in widespread closures of businesses, work stoppages, slowdowns and delays, work-from-home policies and travel restrictions, among other effects.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our financial condition and results of operations. For example, commercial sales of the medicines from which we derive revenue—consisting primarily of injectable medications administered by healthcare professionals—have been, and we expect will continue to be, adversely impacted as a result of developments that have transpired, and may continue to transpire, related to this pandemic, including travel restrictions and social distancing measures, many of which have contributed to limited access to healthcare providers and locations where injectable medications may be administered. Further, this pandemic and measures to mitigate the spread of COVID-19 have had, and may continue to have, an adverse effect on global economic conditions, which could have an adverse effect on our business and financial condition, including the demand for, and ability of patients to access, our and our licensees’ medicines, or our ability to obtain financing, if needed, on favorable terms or at all.

The COVID-19 pandemic has, to varying degrees, disrupted our business operations and the business operations of the third parties on which we rely, including our suppliers, packagers, distributors, contract research organizations, customers, clinical site investigators, community advocacy partners, and others, and may continue to do so for so long as the pandemic and its impacts persist. For example, the third-party sites and investigators involved in our clinical trials have experienced, and may continue to experience, interruptions which have impacted, and may continue to impact, the conduct of our clinical trials and our ability to complete them in a timely manner or at all. If our clinical programs are significantly delayed as a result of such impacts, there could be adverse effects on our expected timelines for regulatory review and potential approval of our product candidates.

The COVID-19 pandemic has also impacted, and may continue to impact, the regulatory agencies with which we interact in the development, manufacture, regulatory review and commercialization of our medicines. For example, travel restrictions and social distancing measures have impacted the manner in which the FDA, the HPRA and other regulatory agencies conduct their pre- or post-approval inspections of manufacturing facilities, relying more heavily on remote record reviews than in-person interactions. If such regulatory agencies do not find the results of such remote reviews to be sufficient for their regulatory purposes, our manufacturing activities or expected timelines for regulatory review and approval of our product candidates may be delayed, which could have an adverse effect on our business and the market price for our ordinary shares. For example, we received a CRL from the FDA, which included a request for information, regarding the NDA for LYBALVI following the FDA’s remote review of records relating to the manufacture of LYBALVI at our Wilmington, Ohio facility. We subsequently resubmitted our NDA, and the FDA assigned the application a PDUFA target action date of June 1, 2021. Following our resubmission, the FDA issued a new request for records to supplement information that we previously provided. There is no guarantee that the FDA’s remote review of our resubmission and additional records will be sufficient to meet the FDA’s requirements for approval of LYBALVI without the conduct of a pre-approval inspection.

Despite the spread of COVID-19 across the U.S., we have begun to observe, and expect to continue to observe, a gradual normalization in patient and healthcare provider practices, as providers and patients have adapted their behaviors and procedures to the evolving circumstances and as COVID-19 vaccines continue to be administered. However, the degree to which the ongoing COVID-19 pandemic may continue to impact our business, financial condition and results of operations will depend on the ultimate severity and duration of this pandemic and the manner in which it continues to evolve, and future developments in response thereto, which are highly uncertain and cannot be predicted as of the date of this Annual Report and which may include, among other things, governmental, business or other actions that have been, or will be, taken in response to this pandemic, including continued restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on our employees, the vendors or distribution channels in our supply chain and on our ability to continue to manufacture and supply our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and/or global economies more broadly. For example, if the U.S. Consumer Price Index—Urban (CPI-U) becomes negative, this would increase our Medicaid rebate liability. For a discussion of the Medicaid rebate liability, please see the “Pricing and Reimbursement” section in “Item 1—Business” in this Annual Report.

We receive substantial revenue from our key proprietary products and our success depends on our ability to maintain or increase sales of such products.

Sales of our proprietary products comprise an increasingly significant portion of our revenues. We developed and exclusively manufacture VIVITROL for the treatment of alcohol dependence and opioid dependence, ARISTADA for the treatment of schizophrenia, and ARISTADA INITIO for initiation onto ARISTADA for the treatment of schizophrenia, and we exclusively commercialize these products in the U.S. Our success depends in large part on our ability to continue to successfully manufacture and increase sales of such products in the complex markets into which they are sold. Any significant negative developments relating to these products could have a material adverse effect on our revenues from these products and, in turn, on our business, financial condition, cash flows and results of operations and the market price of our ordinary shares.

We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue; and if our licensees are not effective, our revenues could be materially adversely affected.

Our arrangements with licensees are critical to bringing to market and/or successfully commercializing products using our proprietary technologies and from which we receive manufacturing and/or royalty revenue. We rely on these licensees in various respects, including commercializing such products, conducting development activities with respect to new formulations or new indications for such products, and/or managing the regulatory approval process for such products.

We earn significant royalty and/or manufacturing revenue from sales by our licensees of our licensed products and third-party products incorporating our proprietary technologies. The revenues we receive from such products depend primarily upon the success of our licensees in commercializing such products. For example, we receive substantial revenue from Janssen’s sales of RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA and upon sales of FAMPYRA by Biogen. We have no involvement in the commercialization efforts for these and other products sold by third parties from which we receive revenue, and cannot control the extent or effectiveness of such commercialization efforts.

Disputes may also arise between us and a licensee involving the ownership of technology developed under a license, the terms and amounts of royalty payments to be paid under a license, or other issues arising out of any licenses or other collaborative agreements. Such disputes may delay related development programs, impact commercialization or manufacturing activities for the related products or result in expensive arbitration or litigation, which may not be resolved in our favor and may adversely impact our financial condition. Further, certain of our license agreements may be terminated without cause, or assigned in connection with a change in control, and we cannot guarantee that any of these relationships will continue or that our licensees will be able or willing to continue to perform their obligations under such agreements. Any significant negative developments relating to our relationships with our licensees or our collaborative arrangements could have a material adverse effect on our business, financial condition, cash flows and results of operations.

For these and other reasons that may be outside of our control, our revenues from products sold by our licensees may fall below our expectations, the expectations of our licensees or those of our shareholders, which could have a material adverse effect on our results of operations and the market price of our ordinary shares.

We face competition in the biopharmaceutical industry.

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and other biopharmaceutical companies, including companies with similar technologies or medicines, and manufacturers of generic drugs. Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and/or royalty revenues. For example, our proprietary product ARISTADA competes directly with RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, products from which we receive significant manufacturing and/or royalty revenues.

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. In many cases, there are already products on the market that may be in direct competition with our commercial products or products in development. In addition, there are many companies developing generic versions of our products, or products with similar technologies to ours or for use in similar indications with whom we and our licensees compete, many of whom are larger and have significantly greater financial and other resources than we do. Other smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. Some of the products being developed by our competitors are being designed to work differently than our products and may turn out to be safer or more effective than our products, which may render our products or technology platforms obsolete or noncompetitive. For a detailed discussion of the competition that we face with respect to our current marketed products, technology platforms and product indications, please see the section entitled “Competition” in “Item 1—Business” in this Annual Report. If we are unable to compete successfully in this highly competitive biopharmaceutical industry, our business, financial condition, cash flows and results of operations could be materially adversely affected.

There are many factors that could cause our revenues to decrease or grow at a slower than expected rate.

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or markets outside the U.S. or that we will be able to maintain or increase sales of our products. Factors that may cause revenues from our products to grow at a slower than expected rate, decrease or cease all together, include, among others:

•

the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe, dispense and/or administer, and patients to use, our products, including those that may be scheduled by the DEA;

•	unfavorable publicity concerning us, our licensees, our products, similar classes of drugs or the industry generally;
•	the cost-effectiveness of our products and reimbursement policies of government and third-party payers that may impact use of our products;
•	the cost and availability of raw materials necessary for the manufacture of our products;
•	the successful manufacture of our products on a timely and cost-effective basis;
•	the size of the markets for our products, and patient and physician satisfaction with our products;
•	significant changes in the competitive landscape for our products, including any approval of generic versions of our products or other branded products that may compete with our products;
•	adverse event information relating to our products or to similar classes of drugs;
•	changes to the product labels of our products, or of products within the same drug classes, to add significant warnings or restrictions on use;
•	our continued ability to engage third parties to package and/or distribute our products on acceptable terms;
•

the unfavorable outcome of investigations, litigation or other legal proceedings, including government requests for information regarding VIVITROL, securities litigation relating to ALKS 5461, IP litigation, including so-called “Paragraph IV” litigation relating to VIVITROL, INVEGA SUSTENNA and INVEGA TRINZA, and litigation or other proceedings before the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”) or its equivalent in other jurisdictions outside of the U.S., including opposition proceedings in the EU relating to RISPERDAL CONSTA and any other litigation related to any of our products;

•

regulatory developments and actions related to the manufacture, commercialization or continued use of our products, including FDA actions such as the issuance of a REMS or warning letter, or conduct of an audit by the FDA or another regulatory authority in which a manufacturing or quality deficiency is identified;

•

the extent and effectiveness of the sales, marketing and distribution support for our products, including our licensees’ decisions as to the timing and volume of product orders and shipments, the timing of product launches, and product pricing and discounting;

•	disputes with our licensees relating to the marketing and sale of products from which we receive manufacturing and/or royalty revenue and the amounts to be paid with respect to such products;
•	exchange rate valuations and fluctuations;
•

U.S. and global political changes and/or instability, including the recent change in the U.S. presidential administration and the exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), and any related changes in applicable laws and regulations, that may impact resources and markets for our products outside of the U.S.;

•	the impact that the COVID-19 pandemic may have on the manufacture and commercialization of our products; and
•	any other material adverse developments with respect to the commercialization of our products.

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

In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability of reimbursement from third-party payers such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), increases in our financial obligation to payers, including government payers, limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments, or deductible amounts, could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, when a new product is approved, the availability of government and private reimbursement for that product and coverage restrictions that may be imposed for such product, are uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement or other access barriers for our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare, including by comparing the effectiveness, benefits and costs of similar treatments. Any adverse findings for our products from such comparisons may reduce the extent of reimbursement for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs, including but not limited to price control initiatives, discounts and other pricing-related actions. Over the past several years, a number of states have enacted drug pricing transparency laws that require companies to report on drug price increases and justify how drug prices were set. We expect additional state drug pricing initiatives to be proposed and enacted in 2021 and beyond. In addition, state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In 2021, we may face uncertainties as a result of continued federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA, the outcome of existing litigation related to PPACA, and potential reforms and changes to government negotiation or regulation of drug pricing. PPACA significantly expanded coverage of mental health and substance use disorders and provided federal parity protections to such coverage benefits. There is no assurance that such efforts and proposed legislation will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform and drug pricing will affect our business.

In addition, the outcome or settlement of litigation could impact the practices of healthcare providers and patients, and the policies and practices of third-party payers, including Medicare, Medicaid, managed care providers and private insurance plans, in a manner detrimental to our products, which in turn could materially and adversely affect our business and financial condition. For example, one or more defendants in the opioid multi-district litigation has offered large volumes of generic buprenorphine free of charge to state plaintiffs as settlement compensation, which, if agreed to and approved, could negatively impact state reimbursement policies, healthcare provider practices, and patient access to alternative FDA-approved medications to generic buprenorphine, which includes VIVITROL, for the treatment of opioid dependence.

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

Before obtaining regulatory approvals for the commercial sale of any products, we or our licensees must demonstrate, through preclinical testing and clinical trials, that our products are safe and effective for use in humans. Designing, conducting and completing a clinical development program is often a lengthy, time-consuming and expensive process. We have incurred, and we will continue to incur, substantial expense for preclinical testing and clinical trials and other activities related to our clinical development programs.

Our preclinical and clinical development efforts may take several years or more, varying substantially with the type, complexity, novelty and intended use of the product and the clinical study designs and methodologies employed, and may not be successfully completed in a timely manner or at all. Timelines for the initiation, conduct and completion of clinical trials may be delayed by many factors, including:

•	issues with the opening, operation or inspection of a new or ongoing clinical trial site;
•

delays or failures of third-party CROs and other third-party service providers and clinical investigators to manage and conduct the trials, perform oversight of the trials, including data audit and verification procedures, or to meet expected deadlines;

•	an inability to recruit clinical trial participants at the expected rate or at all, or to adequately follow participants following treatment;
•	unforeseen safety or tolerability issues;
•	an inability to manufacture or obtain sufficient quantities of materials used for clinical trials;
•	unforeseen governmental or regulatory issues or concerns, including those of the FDA, DEA and other regulatory agencies; and
•

global instability, including instability relating to political events or a global pandemic or other contagious disease, such as COVID-19, in or near the countries in which we conduct our clinical trials.

In addition, we are currently conducting and enrolling patients in clinical studies in a number of countries where our experience is more limited. In these instances, we must depend on third parties, including independent clinical investigators, CROs and other third-party service providers, to successfully conduct our clinical trials and to audit, verify and accurately report results from such trials. Though we do not have much control over many aspects of such third-party activities, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete planned activities on schedule or conduct our trials in accordance with regulatory requirements or our stated protocols.

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

Preliminary, topline or interim data from our clinical trials that we may announce, publish or report from time to time may change as more patient data become available or based on subsequent audit and verification procedures, and may not be indicative of final data from such trials.

From time to time, we may announce, publish or report preliminary, topline or interim data from our clinical trials, including those we are conducting in oncology. Such data are subject to the risk that one or more of the clinical outcomes may materially change as patients continue progressing through the study (for example, a patient may progress from a complete or partial response to progressive disease), as patient enrollment continues and/or as more patient data become available, and such data may not be indicative of final data from such trials. Such data also remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary, topline or interim data we previously disclose. As a result, all preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse differences between preliminary, topline or interim data and final data could significantly harm our business, financial condition, cash flows and results of operations.

The FDA or other regulatory agencies may not approve our products or may delay approval.

We must obtain government approvals before marketing or selling our products. The U.S. FDA and DEA (to the extent a product is a controlled substance), and comparable regulatory agencies in other jurisdictions, impose substantial and rigorous requirements for the development, manufacture and commercialization of medicines, the satisfaction of which can take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

In addition, regulation is not static, and regulatory agencies, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our plans for product development, manufacture and/or commercialization. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory agency does not ensure approval by regulatory agencies in other jurisdictions. In addition, the FDA or regulatory agencies outside the U.S. may choose not to communicate with or update us during clinical testing and regulatory review periods and the ultimate decision by the FDA or other regulatory agencies regarding drug approval may not be consistent with prior communications.

The product approval process can last many years, be very costly and still be unsuccessful. Regulatory approval by the FDA or non-U.S. regulatory agencies can be delayed, limited or not granted at all for many reasons, including:

•	a product may not demonstrate safety and efficacy for each target indication in accordance with the FDA’s or other regulatory agencies’ standards;
•	data from preclinical testing and clinical trials may be interpreted by the FDA or other regulatory agencies in different ways than we or our licensees interpret it;
•

the FDA or other regulatory agencies may not agree with our or our licensees’ regulatory approval strategies, plans for accelerated development timelines, components of our or our licensees’ filings such as clinical trial designs, conduct and methodologies, or the sufficiency of our or our licensees’ submitted data to meet their requirements for product approval;

•

the FDA or other regulatory agencies might not approve our or our licensees’ manufacturing processes or facilities, or those of the CROs and contract manufacturing organizations who conduct research or manufacturing work on our or our licensees’ behalf;

•

any failure by our clinical investigational sites and the records kept at such sites, including any clinical trial data, to be in compliance with the FDA’s GCP, or EU legislation governing GCP, or to pass FDA, EMA or EU member state inspections of clinical trials;

•	the FDA or other regulatory agencies may change their requirements for approval or post-approval marketing; and
•

adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated or placed on clinical hold, even if other studies or trials relating to the program are successful.

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products, including those relating to COVID-19 or other political or economic conditions, could cause delays to the regulatory approval process for our products. As of June 23, 2020, the FDA noted it is continuing to ensure timely review of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including in instances when a pre-approval inspection or an inspection of clinical trial sites is required and due to COVID-19 pandemic-related restrictions, the FDA may be unable to complete such required inspections during the review period. In addition, if a prolonged U.S. government shutdown occurs as a result of political or economic conditions or if the COVID-19 pandemic increases in severity or impact, the FDA’s ability to timely review and process our regulatory submissions could be significantly impacted.

For example, in December 2020, we resubmitted our NDA for LYBALVI for the treatment of adults with schizophrenia and adults with bipolar I disorder, following receipt from the FDA in November 2020 of a CRL, which included an information request, relating to the manufacture of LYBALVI at our manufacturing facility in Wilmington, Ohio. The FDA accepted the NDA resubmission and assigned the application a PDUFA target action date of June 1, 2021 and subsequently issued a new request for records under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act to supplement records that we previously provided. The FDA review process for this NDA involves uncertainties and risks, particularly in the current COVID-19 environment, including whether the FDA’s remote review of our resubmission and additional records will be sufficient to meet the FDA’s requirements for approval of LYBALVI without the conduct of a pre-approval inspection, whether the FDA will have additional requests for records or information in order to complete its review of the NDA, or whether the NDA will be approved in a timely manner, or at all.

Any failure to obtain, or delay in obtaining, regulatory approval for our products will prevent or delay their commercialization and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, any failure to obtain, or delay in obtaining, approval for our products could have a material impact on our shareholders’ confidence in the strength of our development capabilities and/or our ability to generate significant revenue from our development program and could result in a significant decline in our share price.

The FDA or other regulatory agencies may impose limitations or post-approval requirements on any product approval.

Even if regulatory approval to market a product is granted by the FDA or other regulatory agencies, the approved label may not be consistent with our initial expectations or commercial plans, including limitations on the clinical data that may be included or the indicated uses for which, or the manner in which, the product may be marketed, or the approval may impose additional post-approval requirements, such as a REMS, with which we would need to comply in order to maintain the approval of such product. Our business could be seriously harmed if we do not complete these post-approval requirements and, as a result, the FDA or other regulatory agencies require us to change the label for our products, or if such post-approval requirements significantly restrict the marketing, sale or use of our products.

Further, if a product for which we obtain regulatory approval is a controlled substance, it will not become commercially available until after the DEA provides its final schedule designation, which may take longer and may be more restrictive than we expect or may change after its initial designation. For example, LYBALVI, our product currently under review by the FDA, contains samidorphan, which is currently a scheduled substance. The DEA issued a proposed ruling to deschedule samidorphan in December 2020; however, even if LYBALVI is approved by the FDA, until the DEA issues a final ruling, we will not be able to commercialize LYBALVI as a non-controlled substance. In addition, a final designation that is more restrictive than we expect could adversely affect our ability to commercialize such product and could materially adversely affect our business, financial condition, cash flows and results of operations.

In addition, legislation and regulatory policies relating to post-approval requirements and restrictions on promotional activities for pharmaceutical products, or FDA or DEA regulations, guidance or interpretations with respect to such legislation or regulatory policy, may change, which may impact the development and commercialization of our products.

We are subject to risks related to the manufacture of our products.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time including, but not limited to, the supply and quality of API, drug product and other product components; failures relating to materials, manufacturing equipment or processes, vendor error, operator error, labor shortages or transportation, physical or electronic security breaches; natural disasters or global disruptions such as the current global pandemic; and many other factors. Problems with manufacturing processes, whether at our facilities or those of our licensees or other third parties which manufacture products or components of products on our behalf, could result in product defects, manufacturing failures or products not being manufactured to their applicable specifications, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to receive regulatory approval for a product, expand into new markets or supply products in existing markets. We may not be able to resolve any such issues in a timely manner, or at all.

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, ARISTADA, ARISTADA INITIO and certain of our other products in development, including LYBALVI. We rely solely on our manufacturing facility in Athlone, Ireland for the manufacture of many products, including AMPYRA, FAMPYRA and VUMERITY and other products using our NanoCrystal or OCR technologies. Due to regulatory and technical requirements, we have limited ability to shift production among our facilities or to outsource any part of our manufacturing to third parties. Any need to shift production among our facilities or transition our manufacturing processes to a third party could take a significant amount of time and money, may not be successful, and could cause significant delay in our ability to supply product.

Our manufacturing facilities also require specialized personnel and are expensive to operate and maintain. Any delay in a regulatory approval or commercial launch, or recall or suspension of sales, of products manufactured in our facilities may cause operating losses as we continue to operate these facilities and retain the required specialized personnel. In addition, any interruption in manufacturing, whether resulting from issues with equipment, materials, personnel or manufacturing processes, or internal or external quality audits or reviews, could result in delays in meeting our contractual obligations and could damage our relationships with our licensees, including the loss of manufacturing and supply rights.

We are also dependent in certain cases on third parties who manufacture or distribute certain products from which we receive revenue. For example, in the cases of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, we do not have manufacturing rights or any control over the manufacturing, supply or distribution of the product. Supply or manufacturing issues related to such products could materially and adversely affect sales of such products, and in turn our revenue from such products.

We rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture.

We rely on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, formulation and packaging services, storage and product distribution services, customer service activities and product returns processing that play a role in our manufacturing activities, and some of these materials and services for our products are currently only available from a single source or a limited number of qualified sources. Although we actively manage these third-party relationships to ensure continuity, quality and compliance with applicable regulations, events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could materially adversely affect our business, financial condition, cash flows and results of operations.

The manufacture of products and product components, including the procurement of bulk drug product and other materials used in the manufacture, packaging, storage and distribution of our products, requires successful coordination among us and multiple third-party providers. Lack of capacity available at such third-party providers or any other issues with the quality or operations of these third-party providers, could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all.

We endeavor to qualify and register new vendors and to develop contingency plans so that production is not materially impacted by third-party issues. Nonetheless, any such issues could increase our costs, cause us to lose revenue or market share and damage our reputation and may have a material adverse effect on our business, financial condition, cash flows and results of operations.

In addition, we rely heavily on the three largest pharmaceutical wholesalers in the U.S. market, Cardinal Health Inc., AmerisourceBergen Corp. and McKesson Corp, in the distribution of the products that we market and sell. If we are unable to maintain our business relationships with these wholesalers on commercially acceptable terms, if the buying patterns of these wholesalers fluctuate due to seasonality or any other reason or if wholesaler buying decisions or other factors outside of our control change, such events could materially adversely affect our business, financial condition, cash flows and results of operations.

If we or our third-party providers fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales and/or revenues.

We and our third-party providers are generally required to comply with cGMP regulations and other applicable non-U.S. standards in the manufacture of our products. In addition, in the U.S., the DEA and state-level agencies heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of substances, including controlled substances. Any of our products that are scheduled by the DEA as controlled substances make us subject to the DEA’s regulations. We and our third-party providers are subject to unannounced inspections by the FDA, the DEA and comparable U.S. state and non-U.S. agencies in other jurisdictions to confirm compliance with all applicable laws. Any changes to our suppliers or modifications of methods of manufacturing require amendments to our NDAs to the FDA or other regulatory agencies, and ultimate acceptance by such agencies of such amendments, prior to release of product to the applicable marketplace. Our inability or the inability of our third-party providers to demonstrate ongoing cGMP or other regulatory compliance could require us to withdraw or recall products and interrupt clinical and commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third-party providers to pass any regulatory agency inspection could significantly impair our ability to develop, obtain and maintain regulatory authority approval of, and commercialize or supply, products. This could increase our costs, cause us to lose revenue or market share and damage our reputation with our collaboration partners or in the market generally.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., and served to increase the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, for each facility where marketed products for certain serious diseases or conditions are manufactured, or where components of such products are manufactured, we are required to have a risk management plan in place that identifies and evaluates risks to the supply of such products or product components, which plans may be subject to review during any FDA inspection. Each of our facilities operates in accordance with a comprehensive quality management system, which includes risk assessment, preventive actions and regular review of inventory levels for each of the marketed products that we manufacture; however, there is no guarantee that the FDA will consider our risk management program to be sufficient upon inspection or that we will not experience shortages in the supply of marketed products that we manufacture, which could materially adversely impact the patients who rely on such marketed products and our business, financial condition, cash flows and results of operations. The FDA and various regulatory agencies outside the U.S. have inspected and approved our commercial manufacturing facilities. We cannot guarantee that the FDA or any other regulatory agencies will approve any other facility we or our third-party providers may operate or, once approved, that any of these facilities will remain in compliance with cGMP and other regulations. Any third party we use to manufacture bulk drug product must be licensed by the FDA and, for controlled substances, the DEA. Failure by us or our third-party providers to gain or maintain regulatory compliance with the FDA or other regulatory agencies could materially adversely affect our business, financial condition, cash flows and results of operations.

Adverse financial market conditions may exacerbate certain risks inherent to our business, including risk of payment from licensees and reimbursement for our products.

Due to volatility in the financial markets, there may be disruptions or delays in the performance of our third-party contractors, suppliers or licensees, or reductions in the availability or extent of reimbursement available to us. For example, we depend on our licensees for significant portions of our revenue. The contracts with our licensees pursuant to which we supply product, or under which we are eligible for certain development or sales milestones, or royalties, related to products that incorporate our proprietary technologies, may not be secured by collateral or other security. Accordingly, we bear the risk that our licensees may not be able to pay amounts due to us under such contracts.

In addition, as a result of adverse financial market conditions, organizations that reimburse for use of our products, such as government health administration authorities and private health insurers, may be unable to satisfy such obligations or may delay payment. In addition, U.S. federal and state health authorities may reduce reimbursements (including Medicare and Medicaid reimbursements in the U.S.) or payments, and private insurers may increase their scrutiny of claims. If such licensees or other third parties are unable to pay amounts owed to us or satisfy their commitments to us, or if there are reductions to such payments or commitments, our business, financial condition, cash flows and results of operations would be adversely affected.

Our business strategy may involve future transactions which may harm the market price of our ordinary shares or require us to seek additional funds, and such funding may not be available on commercially favorable terms or at all and may cause dilution to our existing shareholders.

In order to achieve our business strategy, we regularly review potential transactions related to technologies, products or product rights, and businesses that are complementary to our business, including mergers, acquisitions, licensing agreements and co-promotion agreements, among others. We may choose to enter into one or more of these transactions at any time, which may cause substantial fluctuations in the market price of our ordinary shares. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also materially adversely affect our results of operations and could harm the market price of our ordinary shares.

In order to finance such transactions, we may require additional funds, and we may seek such funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, monetization of royalty streams or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. If we issue additional equity securities or securities convertible into equity securities, our shareholders will suffer dilution of their investment, and it may adversely affect the market price of our ordinary shares. In addition, future investors or lenders may demand, and may be granted, rights superior to those of existing shareholders. If we issue additional debt securities, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to curtail our operations. We cannot be certain that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms. If we fail to obtain additional capital when we need it, we may not be able to execute our business strategy successfully and may have to give up rights to our product platforms, and/or products, or grant licenses on terms that may not be favorable to us.

Our future success largely depends upon our ability to attract and retain key personnel.

Our ability to compete and succeed in the highly competitive biopharmaceutical industry and in the disease states in which we market and sell products depends largely upon the continued service of our management, scientific and commercial teams and our ability to attract, retain and motivate highly skilled technical, scientific, manufacturing, management, regulatory, compliance and selling and marketing personnel. Each of our executive officers and all of our employees are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. The loss of key personnel or our inability to hire and retain personnel who have technical, scientific, manufacturing, management, regulatory, compliance or commercial backgrounds could materially adversely impact our business, including the achievement of our manufacturing, research and development, commercial and other business objectives.

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

Risks Related to Intellectual Property

Patent and other IP protection for our products is key to our business and our competitive position but is uncertain.

Receiving and maintaining patent and/or trademark protection for our products and technologies, including those that are subject to our licensing arrangements, maintaining our trade secrets, not infringing on the proprietary rights of others, and preventing others from infringing our proprietary rights are each key to our success and our competitive position.

Patent protection provides rights of exclusivity for the term of the patent. We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we try to protect our proprietary position by filing patent applications in the U.S. and elsewhere related to our proprietary product inventions and improvements that are important to our business and products. Our pending patent applications, together with those we may file in the future, or those we may license to or from third parties, may not result in patents being issued. Even if issued, such patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products or technology. The development of new technologies or products may take a number of years, and there can be no assurance that any patents which may be granted in respect of such technologies or products will not have expired or be due to expire by the time such products are commercialized, or that such patents will successfully withstand any challenges during their respective terms.

Because the patent positions of biopharmaceutical companies involve complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, and those of our licensees, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Patents, if issued, may be challenged, invalidated or circumvented. As our products achieve greater commercial sales, potential competitors are more likely to seek to challenge our patents. The laws of certain countries may not protect our IP rights to the same extent as the laws of the U.S., and any patents that we own or license from others may not provide any protection against competitors. In addition, in the case of certain of our licensed products or products incorporating our licensed technology, our licensees are responsible for prosecuting, maintaining, enforcing and defending the IP related to the product(s) from which we derive revenue. Their failure to secure, maintain, enforce and defend this IP could materially and adversely affect our business, financial condition, cash flows, and results of operations.

Although we make reasonable efforts to protect our IP rights and to ensure that our proprietary technology does not infringe the rights of third parties, we cannot ascertain the existence of all potentially conflicting IP claims. Therefore, there is a risk that third parties may make claims of infringement against our products or technologies. If patents exist or are issued that cover our products or technologies, we may not be able to manufacture, use, offer for sale, sell or import such products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license. Claims of IP infringement may also require that we redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement that may serve to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot, or do not, license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We also rely on trade secrets, know-how and inventions, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our licensees, licensors, contract manufacturers, potential business partners, employees and consultants. However, any of these parties may breach such agreements and may disclose our confidential information, or our competitors might learn of the information in some other way. To the extent that our employees, consultants or contractors use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If any trade secret, know-how or other invention not protected by a patent were to be disclosed to, or independently developed by, a competitor, such event could materially and adversely affect our business, financial condition, cash flows and results of operations.

Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business.

There is considerable uncertainty within the biopharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope, validity and enforceability of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use or sale of our products.

Stemming in part from this uncertainty, there has been, and we expect that there may continue to be, significant litigation and an increasing number of inter partes reviews (“IPRs”) and administrative proceedings in the pharmaceutical industry regarding patents and other IP rights. A patent holder might file an IPR, interference and/or infringement action against us, including in response to patent certifications required under the Hatch-Waxman Act, claiming that certain claims of one or more of our issued patents are invalid or that the manufacture, use, offer for sale, sale or import of our products infringed one or more of such party’s patents. We may have to expend considerable time, effort and resources to defend such actions, and litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights.

In addition, we may need to enforce our IP rights against third parties who infringe our patents and other IP or challenge our patents, patent applications or trademark applications. Litigation and trial proceedings, such as so-called Paragraph IV litigation and IPRs, concerning patents and other intellectual property rights may be expensive, protracted with no certainty of success, and distracting to management. As a result, we may at times give up certain rights with respect to our IP in order to avoid or resolve timely and costly litigation or IPR proceedings. For example, in July 2019, in order to resolve an IPR instituted by Amneal with the PTAB, we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. Ultimately, the outcome of such litigation and proceedings, or any settlement arrangement with respect thereto, could adversely affect our business and the validity and scope of our patents or other proprietary rights or delay or prevent us from manufacturing and marketing our products.

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

For example, Teva entities filed an ANDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of VIVITROL and alleging that one of our Orange-Book patents related to VIVITROL is invalid, unenforceable and/or will not be infringed by Teva’s proposed product. In September 2020, we initiated a Paragraph IV lawsuit against Teva to dispute such claims. Janssen is similarly involved in Paragraph IV litigation with companies seeking approval to market generic versions of INVEGA SUSTENNA and INVEGA TRINZA, products from which we receive significant revenue.

Although we intend to vigorously defend our IP rights, and we expect our licensees to do the same, there can be no assurance that we or our licensees will prevail. Our and our licensees’ existing patents could be invalidated, found unenforceable or found not to cover generic forms of our or our licensees’ products. If Teva or other ANDA filers were to receive FDA approval to sell a generic version of our products or the products from which we receive revenue and/or prevail in any patent litigation with respect to such products, such products would become subject to increased competition, and our business, financial condition, cash flows and results of operations could be materially adversely affected.

Risks Related to Regulatory or Legal Matters

Litigation or arbitration filed against Alkermes, including securities litigation, or regulatory actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.

We are, and may in the future become, involved in various legal proceedings, including those asserting violations of securities and/or fraud and abuse laws and those asserting claims related to product liability, intellectual property and/or contractual arrangements. Such proceedings may involve claims for, or the possibility of, damages or fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties. For example, in December 2018 and January 2019, two purported stockholders of ours filed putative class actions against us and certain of our officers on behalf of a putative class of purchasers of our securities alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding our regulatory submission for ALKS 5461, our drug candidate for the adjunctive treatment of major depressive disorder, and the FDA’s review and consideration of that submission. This and other legal proceedings, and the preparation therefor, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. Moreover, if any of these legal proceedings were to result in an adverse outcome, it could have a material adverse effect on our results of operations and harm our business.

We have been, and may continue to be, the subject of certain government inquiries or requests for documentation. For example, we have received a subpoena and civil investigative demands from U.S. state and federal authorities for documents related to VIVITROL. We are cooperating with the government in each instance. If, as a result of government requests, proceedings are initiated, including under the U.S. federal anti-kickback statute and False Claims Act and state False Claims Acts, and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from U.S. federal funded healthcare programs such as Medicare and Medicaid, and may be required to enter into a corporate integrity or other settlement with the government, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct. In addition, if some of our existing business practices are challenged as unlawful, we may have to change those practices, including those of our sales force, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We have been, and may again be, the subject of citizen petitions that request that the FDA refuse to approve, delay approval of, or impose additional approval requirements for our NDAs. If successful, such petitions can significantly delay, or even prevent, the approval of the NDA in question. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition, or may impose additional approval requirements as a result of such petition. These outcomes and others could adversely affect our share price as well as our ability to generate revenues from the commercialization and sale of our products and products using our proprietary technologies.

The clinical study or commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our products, business and share price.

We cannot predict whether the clinical or commercial use of our products will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. The administration of drugs in humans carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products may cause, or may appear to have caused, injury or dangerous drug interactions, and we may not learn about or understand those effects until the products have been administered to study participants or patients for a prolonged period of time. Additionally, incidents of product misuse may occur.

These events, among others, could result in product recalls or additional regulatory controls (including additional regulatory scrutiny, REMS programs, and requirements for additional labeling) or product liability actions. As our development activities progress and we continue to have commercial sales, our product liability insurance coverage may be inadequate to satisfy liabilities that arise, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit the development or commercialization of our products. In addition, the reporting of adverse safety events involving our products, including instances of product misuse, and public rumors about such events could cause our product sales or share price to decline or experience periods of volatility. These types of events could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If there are changes in, or we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face costs, penalties and a loss of business.

Our activities, and the activities of our licensees and third-party providers, are subject to extensive government regulation. Government regulation by various national, state and local agencies includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices. Achieving compliance with these regulations substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. Government regulatory actions, including audits, records requests and inspections of manufacturing facilities, can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the manufacture and sale of products, and other regulatory enforcement actions, including the levying of civil fines or criminal penalties, the issuance of a warning letter, or the imposition of an injunction. Biopharmaceutical companies also have been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations and violations related to environmental matters.

While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable laws and regulations, and interpretations of the applicability of these laws to our products, operations and marketing practices. If we or our agents fail to comply with any of those regulations or laws, a range of actions could result, including the termination of clinical trials, the failure to approve a product, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, access to healthcare, and product pricing and marketing, could also adversely affect our revenues and our potential to be profitable. For example, the costs of prescription pharmaceuticals in the U.S. has been the subject of considerable discussion in the U.S. and the new administration may seek to address such costs through new legislative and/or administrative measures. Such changes in laws, regulations or decisions or in the interpretation of existing laws, regulations and decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business involves environmental, health and safety risks.

Our business involves the use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of these laws and regulations, we could be liable for any contamination at our current or former properties or third-party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third-party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations are significant. We have developed and implemented a proprietary risk mitigation program to preemptively identify and address environmental, health, safety and security risks; however, there can be no assurance that a violation of current or future environmental, health or safety laws or regulations, will not occur. Any violations, even if inadvertent or accidental, or the cost of compliance with any resulting order, fine or liability that may be imposed, could materially adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to our Financial Condition and Tax Matters

We may not become profitable on a sustained basis.

At December 31, 2020, our accumulated deficit was $1.5 billion, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through December 31, 2020, partially offset by net income over certain fiscal periods.

Our ability to achieve sustained profitability in the future will depend on our ability to grow and diversify our revenue and effectively and efficiently manage our costs. Factors that may impact our future revenue, and in turn our future profitability, include our or our licensees’ (as applicable) ability to:

•

successfully commercialize VIVITROL, the ARISTADA product family, RISPERDAL CONSTA, INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, FAMPYRA and any other marketed products for which we earn revenue in the countries in which such products are approved;

•	successfully develop, and obtain and maintain regulatory approval for, products both in the U.S. and in other countries;
•	manufacture our products and third-party products efficiently and in a cost-effective manner;
•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third-party payers; and
•	achieve certain product development and sales milestones under our collaborative arrangements.

Factors that may impact our future spend, and in turn our future profitability, include:

•

the scope of our research and development activities, including the number of products, indications or new technologies that we may pursue, and our ability to share development costs through potential collaborations;

•	the time and expense required to pursue FDA and/or other regulatory approvals for our products;
•	the time and expense required to prosecute, enforce, defend and/or challenge patent and other IP rights;
•	the cost of operating and maintaining our manufacturing and research facilities;
•	the costs of doing business with third-party vendors, including suppliers, manufacturers, packagers and distributors;
•	the cost of possible licenses or acquisitions of technologies, compounds or product rights or the potential acquisition of other assets, including equipment, facilities or businesses;
•	the costs related to potential litigation, arbitration or government requests for information;
•	the costs of defending against potential proxy contests or other activist shareholder actions; and
•	the costs associated with recruiting, compensating and retaining a highly skilled workforce in an environment where competition for such employees is intense.

Certain U.S. holders of our ordinary shares may suffer adverse tax consequences if any of our non-U.S. subsidiaries are characterized as a “controlled foreign corporation”.

In December 2017, the Tax Cuts and Jobs Act was signed into law. This legislation significantly changed U.S. tax law by, among other things, changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation (“CFC”) for taxable years ended December 31, 2017 and onwards. The impact of this change on certain holders of our ordinary shares is uncertain and could be adverse, including potential income inclusions and reporting requirements for U.S. persons (as defined in the Internal Revenue Code) who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. The determination of CFC status is complex and includes attribution rules, the application of which are not entirely certain. These changes to the attribution rules relating to the determination of CFC status make it possible that one or more of our non-U.S. subsidiaries will be classified as a CFC. Existing and prospective investors should consult their tax advisers regarding the potential application of these rules to their investments in us.

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

At December 31, 2020, we had $111.2 million of amortizable intangible assets and $92.9 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite‑lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

As of December 31, 2020, we had $86.2 million in net deferred tax assets in the U.S. Included in this amount was approximately $2.1 million of U.S. federal net operating loss (“NOL”) carryforwards and $40.9 million of research and development tax credit carryforwards that can be used to reduce U.S. taxable income or offset federal tax in future periods. These carryforwards will expire within the next twenty years. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from unforeseen operating events or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock units. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the valuation allowance is recognized and materially adversely affect our business, financial condition and results of operations.

Furthermore, we have included within our U.S. net deferred tax assets of $86.2 million an amount of $40.5 million relating to employee share-based compensation expense. It is possible that a material portion of this deferred tax asset will not be realized, especially if the price of our ordinary shares remains at its current level (refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of the price of our ordinary shares). Unless the price of our ordinary shares increases, we will incur a deferred tax expense as our U.S.-based employees exercise or forfeit their stock options and their restricted stock unit awards vest. This could materially increase our tax expense and may materially adversely affect our financial condition and results of operations.

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

In March 2018, we amended and refinanced the term loan under our credit agreement (previously referred to as “Term Loan B-1”, and as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable thereon from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a 0% LIBOR floor and increase covenant flexibility. As of December 31, 2020, our borrowings consisted of $276.4 million outstanding under the 2023 Term Loans.

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

In July 2017, the U.K. Financial Conduct Authority announced that LIBOR could be effectively discontinued after 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates, liquidity, our access to funding required to operate our business, or the trading market for our 2023 Term Loans.

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

Risks Related to our Ordinary Shares

The market price for our ordinary shares has been volatile and may continue to be volatile in the future, and could decline significantly.

The market price for our ordinary shares has fluctuated significantly from time to time. During the year ended December 31, 2020, the closing price of our ordinary shares on the Nasdaq Global Select Market ranged from $13.06 to $22.00 per share. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and industry factors, our results of operations, our ability to maintain and increase sales of our products, the success of our key development programs, our ability to achieve profitability, and other factors, including the risk factors described in this Annual Report. The stock market in general, including the market for biopharmaceutical companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies, and potential legislation to regulate drug pricing, has negatively impacted, and may continue to negatively impact, the market for biopharmaceutical companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance. We have also experienced significant volatility in the market price of our ordinary shares based on our business performance, including in relation to our commercial sales and the financial guidance that we issue for such sales, results from our clinical development programs, and events relating to regulatory actions and interactions related to our product candidates and commercial products.  For example, a series of adverse actions by the FDA in 2018 relating to our NDA for ALKS 5461, our investigational product for the treatment of major depressive disorder, caused the market price of our ordinary shares to decline significantly.

Our business could be negatively affected as a result of the actions of activist shareholders.

Proxy contests and other actions by activist shareholders have been waged against many companies in our industry over the last several years. Activist shareholders may agitate, either publicly or privately, for changes to a company’s board of directors, management, structure, spend or strategic direction, among other things. Such actions may cause significant disruption to a company’s operations and cause a company to expend a significant amount of time and resources in responding to their requests.

In December 2020, we engaged in extensive dialogue with an activist shareholder, resulting in our entry into a cooperation agreement with such activist in which we agreed on certain matters relating to our Board and affirmed our commitment to, and plans for, meeting certain financial targets over a multi-year period. These discussions resulted in the expenditure of significant time and energy by management and our Board and required dedication by the Company of significant resources. We have undertaken, and will continue to implement, several initiatives in order to achieve the financial targets, but there is no assurance that we will achieve these targets, or that doing so will decrease the likelihood of activist shareholder engagement in the future.

If faced with a proxy contest or other activist shareholder request or action in the future, we may not be able or willing to respond successfully to the contest, action, or request, which could be significantly disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist shareholder request or action involving us because:

•

responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty;

•

perceived uncertainties as to the future direction of the Company or its business may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•

if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our shareholders.

Any such activist shareholder contests, actions or requests, or the mere public presence of activist shareholders among our shareholder base, could cause the market price for our ordinary shares to experience periods of significant volatility.

Risks Related to Information Security and Data Privacy

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including IP, our proprietary business information and that of our suppliers and partners, as well as personally identifiable information of patients, clinical trial participants and employees. In addition, the COVID-19 pandemic has required us to implement a global remote work policy for our employees who are able to work remotely. Our partners and third-party providers also possess certain of our sensitive data. The secure maintenance of all such information and the secure performance of our information technology (“IT”) systems are critical to our operations and business strategy.

As the dependency on our IT systems increases, the confidentially, integrity and availability of systems and the data that they store is critical to managing our business. While we take prudent measures to secure our IT systems, the risk still exists that such systems may become compromised by successful breaches, malfeasance, human error or technological fault. Certain types of attacks or breaches on our IT systems or infrastructure may go undetected for a prolonged period. Any breakdown, invasion, corruption, destruction or breach of our, our partners’ or our third-party providers’ technology systems could compromise such IT systems and the information stored there could be accessed, modified, publicly disclosed, lost or stolen, which could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation and adversely affect our business. Although we retain cybersecurity insurance to cover costs and expenses related to a breach or similar event, any such costs and expenses may exceed the insurance available.

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information, including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, the GDPR governs the processing of personal data. The GDPR imposes significant obligations on controllers and processors of personal data, including, high standards for obtaining consent from individuals to process their personal data, robust notification requirements to individuals about the processing of their personal data, a strong individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

Adoption of the GDPR increased our responsibility and liability in relation to personal data that we process and may require us to put in place additional mechanisms to ensure compliance. Any failure to comply with the requirements of GDPR and applicable national data protection laws of EU member states could lead to regulatory enforcement actions and significant administrative and/or financial penalties against us (fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher), and could adversely affect our business, financial condition, cash flows and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 14,600 square feet of corporate office space in Dublin, Ireland, which houses our corporate headquarters. This lease expires in 2022 and includes a tenant option to extend the term for an additional five-year period.

We lease two properties in Waltham, Massachusetts. One facility has approximately 180,000 square feet of space and houses corporate offices, administrative areas and laboratories. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period. The second property has approximately 220,000 square feet of office space and laboratory space. This lease, which commenced in January 2020 (the “900 Winter Street Lease”), expires in 2035 and includes a tenant option to extend the term for an additional ten-year period.

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

We believe that our current and planned facilities are suitable and adequate for our current and near‑term preclinical, clinical and commercial requirements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “ALKS.” There were 112 shareholders of record for our ordinary shares on February 5, 2021. In addition, the last reported sale price of our ordinary shares as reported on the Nasdaq Global Select Market on February 5, 2021 was $22.33.

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

Repurchase of equity securities

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the year ended December 31, 2020. As of December 31, 2020, we had purchased a total of 8,866,342 shares at a cost of $114.0 million. The 2023 Term Loans include restrictive covenants that impose certain limitations on our ability to repurchase our ordinary shares.

During the three months ended December 31, 2020, we acquired 5,367 Alkermes ordinary shares, at an average price of $17.54 per share related to the vesting of employee equity awards to satisfy withholding tax obligations.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 4, 2021, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2015 through December 31, 2020 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2015 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Alkermes	100	70	69	37	26	25
Nasdaq Composite Total Return	100	109	141	137	187	272
Nasdaq Biotechnology Index	100	79	96	87	109	138

Item 6. Selected Financial Data

The selected historical financial data set forth below at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below at December 31, 2018 and for the years ended December 31, 2017 and 2016 are derived from audited consolidated financial statements, which are not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
REVENUES(1):
Product sales, net	$551,760	$524,499	$450,334	$362,834	$256,146
Manufacturing and royalty revenues (2)	484,000	447,882	526,675	505,308	487,247
Research and development revenue	1,946	52,816	68,895	7,232	2,301
License revenue	1,050	145,750	48,370	28,000	—
Total revenues	1,038,756	1,170,947	1,094,274	903,374	745,694
EXPENSES:
Cost of goods manufactured and sold	178,316	180,385	176,420	154,748	132,122
Research and development(3)	394,588	512,833	425,406	412,889	387,148
Selling, general and administrative	538,827	599,449	526,408	421,578	374,130
Amortization of acquired intangible assets	39,452	40,358	65,168	62,059	60,959
Restructuring(4)	—	13,401	—	—	—
Total expenses	1,151,183	1,346,426	1,193,402	1,051,274	954,359
OPERATING LOSS	(112,427)	(175,479)	(99,128)	(147,900)	(208,665)
OTHER INCOME (EXPENSE), NET	15,890	(21,577)	(27,839)	4,626	(5,722)
LOSS BEFORE INCOME TAXES	(96,537)	(197,056)	(126,967)	(143,274)	(214,387)
PROVISION (BENEFIT) FOR INCOME TAXES	14,324	(436)	12,344	14,671	(5,943)
NET LOSS	$(110,861)	$(196,620)	$(139,311)	$(157,945)	$(208,444)
LOSS PER ORDINARY SHARE:
BASIC AND DILUTED	$(0.70)	$(1.25)	$(0.90)	$(1.03)	$(1.38)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
BASIC AND DILUTED	158,803	157,051	155,112	153,415	151,484
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$659,807	$614,370	$620,039	$590,716	$619,165
Total assets	1,949,730	1,805,403	1,825,007	1,797,227	1,726,423
Long-term debt	274,961	277,138	279,308	281,436	283,666
Shareholders’ equity	1,066,982	1,085,442	1,171,285	1,202,808	1,209,481

(1)	On January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”).
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F‑1 of this Annual Report. The following discussion contains forward‑looking statements. Actual results may differ significantly from those projected in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward‑looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report. A detailed discussion of our 2018 financial condition and results of operations, and of 2019 year-over-year changes as compared to 2018, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020.

Overview

We earn revenue on net sales of VIVITROL, ARISTADA and ARISTADA INITIO, which are proprietary products that we manufacture, market and sell in the U.S., and manufacturing and/or royalty revenues on net sales of products commercialized by our licensees. Our key marketed products are expected to generate significant revenues for us in the near‑ and medium‑term and we believe are singular or competitively advantaged products in their classes. In 2020, these key marketed products consisted of VIVITROL; ARISTADA and ARISTADA INITIO; INVEGA SUSTENNA/XEPLION; INVEGA TRINZA/TREVICTA; and RISPERDAL CONSTA.

In 2020, we incurred an operating loss of $112.4 million, as compared to $175.5 million in 2019. Revenues decreased by 11% in 2020, as compared to 2019, which was primarily due to revenue earned in 2019 under our license and collaboration agreement with Biogen for VUMERITY and reduced net sales of VIVITROL in 2020 due to the impact of COVID-19. This was partially offset by increased net sales of ARISTADA in 2020. Also contributing to the decrease in our operating loss in 2020 as compared to 2019, was a 15% decrease in operating expenses, which was primarily due to a $60.6 million decrease in SG&A expense in 2020, a $86.6 million charge related to the IPR&D acquired as part of the acquisition of Rodin Therapeutics, Inc. (“Rodin”) in 2019 and a $13.4 million charge in 2019 related to the Restructuring. These items are discussed in further detail within the “Results of Operations” section below.

In December 2020, we announced a value enhancement plan designed to drive growth, improve operational and financial performance and enhance shareholder value. The value enhancement plan includes a commitment to certain multi-year profitability targets, a review and optimization of our cost structure, potential monetization of our non-core assets, and continued governance enhancements. A newly formed committee of our board of directors is responsible for overseeing achievement of the profitability targets and the potential monetization of our non-core assets.

We have already undertaken several important initiatives to support this plan, including a reorganization of our commercial infrastructure in November 2020 and an ongoing review of our operations and cost structure, both internally and with external advisors, to identify potential areas for improved efficiencies. We are also exploring a broad range of strategic opportunities, including potential strategic collaborations for nemvaleukin and monetization of our non-core assets, whether through divestment or other means.  Any such collaboration or monetization, if effected, may impact our financial condition and operating results and may result in impairment charges related to our long-lived assets and/or adverse impacts on our liquidity.

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. All U.S. states, and many local jurisdictions and countries around the world, including Ireland, have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and/or recommendations, and/or the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, including healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

We continue to closely monitor and rapidly respond to the ongoing impact of COVID-19 on our employees, our communities and our business operations. We have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, we instituted a global remote work policy for those of our employees who are able to work remotely. Certain of our field-based employees have since resumed in-person interactions, as appropriate and on a voluntary basis, in accordance with location-specific guidance.

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

As it relates to our proprietary marketed products, during the three months ended December 31, 2020, we saw a decrease of 5% in the number of VIVITROL units sold compared to the three months ended September 30, 2020. ARISTADA units sold during the three months ended December 31, 2020 increased 12% compared to the three months ended September 30, 2020. During the three months ended December 31, 2020, we continued to take actions to support uninterrupted access to our proprietary marketed products. However, we currently expect commercial sales of our marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few quarters. These items are discussed in greater detail later in the “Results of Operations” section in this “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact on our financial condition and operating results resulting from the pandemic may differ from our current projections. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, are being, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on our employees, the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Item 1A—Risk Factors” in this Annual Report.

Results of Operations

Product Sales, Net

Our product sales, net consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions, except for % of Sales)	2020	% of Sales	2019	% of Sales
Product sales, gross	$1,136.2	100.0%	$1,019.4	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(291.1)	(25.6)%	(237.0)	(23.3)%
Chargebacks	(100.0)	(8.8)%	(84.4)	(8.3)%
Product discounts	(88.2)	(7.8)%	(78.9)	(7.7)%
Medicare Part D	(56.6)	(5.0)%	(45.2)	(4.4)%
Other	(48.5)	(4.2)%	(49.4)	(4.8)%
Total adjustments	(584.4)	(51.4)%	(494.9)	(48.5)%
Product sales, net	$551.8	48.6%	$524.5	51.5%

Our product sales, net for VIVITROL and ARISTADA and ARISTADA INITIO in 2020 were $310.7 million and $241.0 million, respectively, as compared to $335.4 million and $189.1 million in 2019, respectively.

The increase in product sales, gross was due to a 39% increase in ARISTADA and ARISTADA INITIO gross sales, partially offset by a 4% decrease in VIVITROL gross sales. The increase in ARISTADA and ARISTADA INITIO gross sales was due to a 30% increase in the number of ARISTADA and ARISTADA INITIO units sold and a 6% price increase that went into effect in April 2020. The decrease in VIVITROL gross sales was due to an 8% decrease in the number of VIVITROL units sold, primarily as a result of COVID-19-related disruptions, partially offset by a 6% increase in the selling price of VIVITROL, which went into effect in June 2020. The increase in Medicaid rebates, as a percentage of sales, is primarily due to factors related to the COVID-19 pandemic.

A number of companies, including us, are working to develop products to treat addiction, including alcohol and opioid dependence, that may compete with, and negatively impact, future sales of VIVITROL. Increased competition may lead to reduced unit sales of VIVITROL and increased pricing pressure. The latest to expire of our patents covering VIVITROL in the U.S. will expire in 2029 and the latest to expire of our patents covering VIVITROL in Europe will expire in 2021. Under the terms of a settlement and license agreement, we granted Amneal a license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. We are currently engaged in Paragraph IV litigation with certain Teva entities in respect of the last to expire patent covering VIVITROL in the U.S. For a discussion of these legal proceedings, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information regarding the risks relating to these legal proceedings, see “Risks Related to our Intellectual Property—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers”. A number of companies, including us, currently market and/or are developing products to treat schizophrenia that may compete with and negatively impact future sales of ARISTADA and ARISTADA INITIO. Increased competition may lead to reduced unit sales of ARISTADA and ARISTADA INITIO and increased pricing pressure. The latest to expire of our patents covering ARISTADA and ARISTADA INITIO in the U.S. will expire in 2035; and, as such, we do not anticipate any generic versions of this product to enter the market in the near term. We expect our product sales, net will continue to grow as VIVITROL continues to penetrate the opioid and alcohol dependence markets in the U.S., and as ARISTADA and ARISTADA INITIO continue to gain market share in the U.S.

Manufacturing and Royalty Revenues

Manufacturing revenues for third-party products using our proprietary technologies are mostly recognized over time as products move through the manufacturing process, using an input method based on costs as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA is recognized at the point in time the product has been fully manufactured. Royalties earned on our licensees’ net sales of third-party products using our proprietary technologies are generally recognized in the period such products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
(In millions)	2020	2019	2020–2019
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$274.2	$256.9	$17.3
RISPERDAL CONSTA	71.4	66.4	5.0
AMPYRA/FAMPYRA	47.9	37.2	10.7
Other	90.5	87.4	3.1
Manufacturing and royalty revenues	$484.0	$447.9	$36.1

Under our agreements with Janssen related to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, we earn tiered royalty payments, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to the expiry of the license agreement. The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues was due to an increase in Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. Janssen’s end‑market net sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $3.7 billion and $3.3 billion during the years ended December 31, 2020 and 2019, respectively. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest of the licensed patents covering INVEGA TRINZA/TREVICTA expired in 2017 in the U.S. and will expire in 2022 in the EU. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036. Each of INVEGA SUSTENNA and INVEGA

TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. For a discussion of these legal proceedings, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to these legal proceedings, see “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “Risks Related to Intellectual Property—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We recognize manufacturing revenue, equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA, at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of end-market net sales, in the period that the end-market sale of RISPERDAL CONSTA occurs. The increase in RISPERDAL CONSTA revenue was due to a 13% increase in manufacturing revenue, partially offset by a 9% decrease in royalty revenue. The increase in manufacturing revenue was primarily due to an increase in the number of units of RISPERDAL CONSTA manufactured for Janssen. The decrease in royalty revenue was due to a decline in Janssen’s end-market net sales of RISPERDAL CONSTA. Janssen’s end‑market net sales of RISPERDAL CONSTA were $642.0 million and $688.0 million during the years ended December 31, 2020 and 2019, respectively. The latest to expire patent covering RISPERDAL CONSTA will expire in 2021 in the EU and 2023 in the U.S. For a discussion of legal proceedings related to patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Risks Related to our Intellectual Property—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We expect revenues from our long‑acting, atypical franchise to decrease over time. While we expect continued growth from sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA in the near term, we are aware of potential generic competition for RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure in 2021. We are also aware of generic challenges to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. For a discussion of legal proceedings related to RISPERDAL CONSTA, INVEGA SUSTENNA and INVEGA TRINZA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report. In addition, a number of companies, including us, are working to develop new products to treat schizophrenia and/or bipolar disorder that may compete with INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA. Increased competition from new products or generic versions of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA or RISPERDAL CONSTA may lead to reduced unit sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, and increased pricing pressure.

We record manufacturing and royalty revenue for AMPYRA as the product is being manufactured, rather than when it is shipped to Acorda. For FAMPYRA, we record manufacturing revenue as the product is being manufactured and record royalty revenue when the end-market sale of FAMPYRA occurs. The increase in the amount of manufacturing and royalty revenue from AMPYRA and FAMPYRA was primarily due to an $11.3 million increase in AMPYRA revenue in 2020, $6.7 million of which was manufacturing revenue and $4.6 million of which was royalty revenue, in each case related to increased batches of AMPYRA manufactured in 2020, compared to 2019 in which we did not manufacture any batches of AMPYRA due to the entry of generic forms of AMPYRA into the U.S. market in 2018.. We expect revenues from AMPYRA to decline due to the availability of generic forms of AMPYRA in the U.S. The latest of the patents covering FAMPYRA expires in 2025 in the EU.

Certain of our manufacturing and royalty revenues are earned in countries outside of the U.S. and are denominated in currencies in which the product is sold. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for information on currency exchange rate risk related to our revenues and “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “Risks Related to our Financial Condition and Tax Matters—Currency exchange rates may affect revenues and expenses” for risks related to currency exchange rates.

License Revenue

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
License revenue	$1.1	$145.8	$(144.7)

The decrease in license revenue in 2020 was primarily due to the absence in 2020 of any milestone payments under our license and collaboration agreement with Biogen for VUMERITY, as compared to the $150.0 million milestone payment we received under such agreement in 2019 upon FDA approval of the NDA for VUMERITY, of which $145.8 million was allocated to the delivery of the license and the remaining $4.2 million was allocated to R&D services.

Research and Development Revenue

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Research and development revenue	$1.9	$52.8	$(50.9)

The decrease in R&D revenue was primarily due to a decrease in the revenue earned under our license and collaboration agreement with Biogen for VUMERITY, as discussed in further detail within the “Critical Accounting Estimates” section below. R&D revenues earned under our license and collaboration agreement with Biogen for VUMERITY were $0.7 million and $50.0 million in the years ended December 31, 2020 and 2019, respectively, and the decrease in revenue was due to a decrease in services performed given FDA approval of VUMERITY in October 2019.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Cost of goods manufactured and sold	$178.3	$180.4	$(2.1)

The decrease in cost of goods manufactured and sold was primarily due to a 6% decrease in cost of goods manufactured and sold related to VIVITROL, which was primarily due to a decrease in VIVITROL units sold, partially offset by a 10% increase in cost of goods manufactured and sold related to ARISTADA, primarily due to an increase in ARISTADA units sold, as described in the Product Sales, net section, above.

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

The following table sets forth our external R&D expenses for the years ended December 31, 2020 and 2019 listed by the nature of such expenses:

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
External R&D Expenses:
Development programs:
nemvaleukin	$74.6	$45.2	$29.4
LYBALVI	35.3	33.4	1.9
ALKS 5461	6.0	21.3	(15.3)
VUMERITY	0.1	27.7	(27.6)
IPR&D acquired from Rodin	—	86.6	(86.6)
Other external R&D expenses	66.5	72.7	(6.2)
Total external R&D expenses	182.5	286.9	(104.4)
Internal R&D expenses:
Employee-related	158.8	175.8	(17.0)
Occupancy	20.8	12.3	8.5
Depreciation	15.1	14.0	1.1
Other	17.4	23.8	(6.4)
Total internal R&D expenses	212.1	225.9	(13.8)
Research and development expenses	$394.6	$512.8	$(118.2)

These amounts are not necessarily predictive of future R&D expenses. In an effort to allocate our spending most effectively, we continually evaluate our products under development based on the performance of such products in preclinical and/or clinical trials and our expectations regarding the likelihood of their regulatory approval and commercial viability, among other factors.

The increase in expenses related to nemvaleukin was primarily due to the advancement of the ARTISTRY development program for the product. The increase in expenses related to LYBALVI was primarily due to the write-off of approximately $7.7 million of inventory that was expected to be sold commercially but, in the fourth quarter of 2020 we determined that certain lots were no longer probable of being sold commercially, partially offset by a decrease in clinical activity across the LYBALVI program following original submission of the NDA in November 2019. The decrease in expenses related to ALKS 5461 was primarily due to a decrease in activity within the program following receipt in January 2019 of a CRL from the FDA relating to our NDA seeking marketing approval of ALKS 5461 for the adjunctive treatment of major depressive disorder, and subsequent winding down of ongoing clinical activity in the development program. The decrease in expenses related to VUMERITY was primarily due to the completion of our elective, randomized, head-to-head phase 3 study in 2019. The FDA approved the NDA for VUMERITY in the fourth quarter of 2019. For additional detail on the status of our key development programs, see “Item 1—Business” in this Annual Report and specifically the section entitled “Key Development Programs”.

Included in external R&D expenses in 2019 was a charge of $86.6 million related to IPR&D acquired when we acquired Rodin in the fourth quarter of 2019. The acquisition of Rodin was treated as an asset acquisition and not a business combination for accounting purposes as substantially all of the fair value of the assets acquired in the acquisition of Rodin was tied to their IPR&D, which is largely in the preclinical stage. As the IPR&D was determined to have no alternative future use, the value ascribed to the IPR&D was charged to R&D expense upon its acquisition.

The decrease in employee-related expenses was primarily due to a decrease in R&D headcount of 10% from December 31, 2019 to December 31, 2020, as a result of the Restructuring. The increase in occupancy expenses in the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the commencement of the 900 Winter Street Lease in January 2020.

Selling, General and Administrative Expenses

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Selling and marketing expense	$338.5	$389.5	$(51.0)
General and administrative expense	200.3	209.9	(9.6)
Selling, general and administrative expense	$538.8	$599.4	$(60.6)

The decrease in selling and marketing expense was primarily due to a decrease in marketing expense of $40.4 million, a decrease in employee-related expenses of $7.6 million and a decrease in professional service fees of $4.2 million. The decrease in marketing expense was primarily due to cost saving measures taken in 2020 and a reduction in the number of speaker programs and speaker trainings and a reduction in conference-related spend primarily due to the impacts of the COVID-19 pandemic. The decrease in employee-related expenses was primarily due to a decrease in employee travel related to the impacts of the COVID-19 pandemic. The decrease in professional service fees was primarily due to an overall reduction in external consultant-related fees in 2020, as compared to 2019.

The decrease in general and administrative expense was primarily due to a decrease in employee-related expenses of $14.1 million and a decrease in professional service fees of $4.0 million, partially offset by an increase in overhead costs of $9.5 million. The decrease in employee-related expenses was primarily due to a decrease in share-based compensation expense and in salaries and benefits, due to a decrease in general and administrative headcount of 2% from December 31, 2019 to December 31, 2020 and the impact of the Restructuring, and due to a decrease in employee travel related to the impacts of the COVID-19 pandemic. The decrease in professional service fees was primarily due to expense management measures taken in response to COVID-19-related disruptions to the business. The increase in overhead expenses was primarily related to the commencement of the 900 Winter Street Lease and an increase in insurance costs.

Amortization of Acquired Intangible Assets

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Amortization of acquired intangible assets	$39.5	$40.4	$(0.9)

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2020 is expected to be approximately $40.0 million, $35.0 million, $35.0 million, $1.0 million and none in the years ending December 31, 2021 through 2025, respectively.

Restructuring

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Restructuring expense	$—	$13.4	$(13.4)

In the fourth quarter of 2019, our board of directors approved the Restructuring, which included a reduction in headcount of approximately 160 employees across the Company. We recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which were paid out by the end of 2020. We paid $8.7 million and $4.2 million of the total $13.4 million accrued for the Restructuring during the years ended December 31, 2020 and 2019, respectively.

Other Income (Expense), Net

	Year Ended December 31,		Change
(In millions)	2020	2019	2020 - 2019
Interest income	$7.0	$14.0	$(7.0)
Interest expense	(8.7)	(13.6)	4.9
Change in the fair value of contingent consideration	3.9	(22.8)	26.7
Other income, net	13.7	0.8	12.9
Total other income (expense), net	$15.9	$(21.6)	$37.5

The decreases in interest income and interest expense in 2020, as compared to 2019, were primarily due to a decrease in interest rates. Interest income consists primarily of interest earned on our available-for-sale investments. Interest expense consists primarily of interest incurred on the 2023 Term Loans. The 2023 Term Loans bear interest at a LIBOR of our choosing (one, three or six months), plus 2.25% with a 0% LIBOR floor. During the years ended December 31, 2020 and 2019, the Company’s average LIBOR rates were 0.51% and 2.27%, respectively.

In April 2015, we sold certain of our business assets to Recro Pharma, Inc. (“Recro”) and Recro Gainesville LLC, which included as part of the purchase price contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of our IP to which Recro was provided a right of use, through license or transfer (such products, the “Meloxicam Products”), and milestone payments to be paid upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products (such transaction, the “Gainesville Transaction”). In November 2019, Recro spun out its acute care segment to Baudax Bio, Inc. (“Baudax”), a publicly-traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

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

During the years ended December 31, 2020 and 2019, we determined that the fair value of the contingent consideration increased by $3.9 million and decreased by $22.8 million, respectively. The increase in the fair value of the contingent consideration in 2020, as compared to 2019, was primarily due to the approval by the FDA of ANJESO in February 2020, partially offset by an increase in the discount rate due to an increase in the risk of non-payment. In Baudax’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, Baudax included disclosures around its ability to continue as a going concern.

The increase in other income, net in the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to an $8.3 million gain on our equity method investment as a result of the sale of two of the companies within the Fountain Healthcare Partners II (“Fountain”) portfolio. Our investment in Fountain is discussed in greater detail in Note 4, Investments, in the “Notes to Consolidated Financial Statements” in this Annual Report.

Provision (Benefit) for Income Taxes

	Year Ended December 31,		Change
(In millions)	2020	-2019	2020 - 2019
Income tax provision (benefit)	$14.3	$(0.4)	$(14.7)

The income tax provision in 2020 and the income tax benefit in 2019 were primarily due to U.S. federal and state taxes. The unfavorable change in income taxes in 2020, as compared to 2019, was primarily due to a significant benefit recorded in 2019 related to the foreign derived intangible income (“FDII”) proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019.

No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $369.0 million at December 31, 2020. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $38.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

As of December 31, 2020, the Company had $1.6 billion of Irish NOL carryforwards, $33.3 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $48.6 million of federal R&D credits and $23.0 million of state tax credits which will either expire on various dates through 2040 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2020			December 31, 2019
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$152.8	$120.2	$273.0	$63.3	$140.5	$203.8
Investments—short-term	293.5	68.5	362.0	285.3	45.9	331.2
Investments—long-term	23.2	1.6	24.8	40.3	39.1	79.4
Total cash and investments	$469.5	$190.3	$659.8	$388.9	$225.5	$614.4
Outstanding borrowings—short and long-term	$275.0	$—	$275.0	$277.1	$—	$277.1

At December 31, 2020, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$359.3	$1.9	$—	$(1.0)	$360.2
Investments—short-term held-to-maturity	1.7	0.1	—	—	1.8
Investments—long-term available-for-sale	23.0	—	—	—	23.0
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$385.8	$2.0	$—	$(1.0)	$386.8

Sources and Uses of Cash

We generated $82.8 million and $72.0 million of cash from operating activities during the years ended December 31, 2020 and 2019, respectively. We expect that our existing cash and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2023 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well‑diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. Our available‑for‑sale investments consist primarily of short‑ and long‑term U.S. government and agency debt securities and corporate debt securities. We classify available‑for‑sale investments in an unrealized loss position, which do not mature within 12 months, as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At December 31, 2020, we performed an analysis of our investments with unrealized losses for impairment and determined that they were temporarily impaired.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions)	2020	2019
Cash and cash equivalents, beginning of period	$203.8	$266.8
Cash flows provided by operating activities	82.8	72.0
Cash flows used in investing activities	(11.5)	(141.8)
Cash flows (used in) provided by financing activities	(2.1)	6.8
Cash and cash equivalents, end of period	$273.0	$203.8

Operating Activities

The increase in cash flows provided by operating activities is primarily due to an increase in the cash provided from our net loss, net of adjustments to reconcile net loss to cash flows from operating activities. This was partially offset by a decrease in the cash provided from working capital, primarily due to increases in receivables and inventory, partially offset by an increase in accounts payable and accrued expenses.

Investing Activities

The decrease in cash used in investing activities was primarily due to the net sale of investments of $23.5 million in 2020 as compared to the net purchase of investments of $52.9 million in 2019. We also had a decrease in property, plant and equipment additions of $48.7 million in 2020 primarily due to a decrease in expenses related to leasehold improvements related to the 900 Winter Street Lease commencement in January 2020.

We expect to spend approximately $40.0 million during the year ended December 31, 2021 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for our products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long‑lived assets to be held and used may not be recoverable.

In the fourth quarter of 2019, we acquired Rodin for an upfront cash payment of approximately $100.0 million and potential future milestone payments of up to $850.0 million. We accounted for the transaction as an asset acquisition, as substantially all of the fair value of the assets acquired in the acquisition of Rodin were tied to their IPR&D, which was largely in the preclinical stage. As the IPR&D was determined to have no alternative future use, the value ascribed to the IPR&D, $86.6 million, was charged to R&D expense upon its acquisition and was included in our net loss in 2019. The remaining $8.9 million of net assets acquired, net of cash transferred as part of the acquisition of $2.7 million, was included as an investing activity in the 2019 cash flow statement.
Financing Activities

The change in cash flows from financing activities was due to an $8.9 million decrease in the net cash provided from stock option exercises by our employees.

Borrowings

At December 31, 2020, our borrowings consisted of $276.4 million outstanding under the 2023 Term Loans. Please refer to Note 11, Long‑Term Debt, in the “Notes to Consolidated Financial Statements” in this Annual Report for a discussion of our outstanding term loans.

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at December 31, 2020:

		Less Than	One to	Three to	More than
		One Year	Three Years	Five Years	Five Years
Contractual Obligations (In thousands)	Total	(2021)	(2022 - 2023)	(2024 - 2025)	(After 2025)
2023 Term Loans—Principal	$276,434	$2,843	$273,591	$—	$—
2023 Term Loans—Interest	23,700	10,602	13,098	—	—
Operating lease obligations	195,806	16,882	34,267	35,346	109,311
Purchase obligations(1)	208,743	208,743	—	—	—
Total contractual cash obligations	$704,683	$239,070	$320,956	$35,346	$109,311

(1)

Purchase obligations represent open purchase orders for the acquisition of goods and services in the ordinary course of business and purchase orders for capital expenditures primarily related to certain planned capital spend. Our obligation to pay certain of these amounts may be reduced based on certain future events.

As interest on the 2023 Term Loans is based on a one, three or six-month LIBOR rate of our choosing, for the purposes of this disclosure, we are using the one-month LIBOR rate, which was 0.16% at December 31, 2020 and is the rate we were using at December 31, 2020 for interest payments under the 2023 Term Loans.

This table excludes up to $850.0 million in milestone payments that we would be obligated to make upon achievement by the platform of development candidates acquired in the acquisition of Rodin of certain specified clinical and regulatory milestones, and attainment of certain sales thresholds, as we cannot make a reliable estimate of the period of payment. At December 31, 2020, we have not recorded a liability related to these milestone payments, as none of the future events which would trigger a milestone payment are considered probable of occurring.

This table also excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. At December 31, 2020, we had $7.7 million of net liabilities associated with uncertain tax positions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Off‑Balance Sheet Arrangements

At December 31, 2020, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payers. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following are our significant categories of sales discounts and allowances:

•

Medicaid Rebates—we record accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value. We rebate individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our average manufacturer prices. We estimate expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjust our rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization. To date, actual Medicaid rebates have not differed materially from our estimates;

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

•

Product Returns—we record an estimate for product returns at the time our customers take control of our product. We estimate this liability using the expected returns of product sold based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a reduction of sales. Once product is returned, it is destroyed; and

•

Medicare Part D—We record accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Center for Medicare and Medicaid, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Our provisions for sales and allowances reduced gross product sales as follows:

(In millions)	Medicaid Rebates	Chargebacks	Product Discounts	Product Returns	Medicare Part D	Other	Total
Balance, December 31, 2018	$123.4	$2.3	$12.2	$21.9	$11.1	$5.5	$176.4
Provision:
Current year	243.0	84.4	78.9	10.7	45.2	40.8	503.0
Prior year	(5.9)	—	—	(2.2)	—	—	(8.1)
Total	237.1	84.4	78.9	8.5	45.2	40.8	494.9
Actual:
Current year	(128.6)	(81.6)	(66.3)	—	(33.9)	(32.0)	(342.4)
Prior year	(105.9)	(1.6)	(13.2)	(5.8)	(13.2)	(5.8)	(145.5)
Total	(234.5)	(83.2)	(79.5)	(5.8)	(47.1)	(37.8)	(487.9)
Balance, December 31, 2019	$126.0	$3.5	$11.6	$24.6	$9.2	$8.5	$183.4
Provision:
Current year	296.1	100.0	88.2	6.6	56.6	42.6	590.1
Prior year	(5.0)	—	—	(0.6)	—	—	(5.6)
Total	291.1	100.0	88.2	6.0	56.6	42.6	584.5
Actual:
Current year	(125.6)	(96.4)	(69.7)	(6.9)	(39.8)	(33.4)	(371.8)
Prior year	(109.5)	(2.8)	(15.7)	—	(13.1)	(7.7)	(148.8)
Total	(235.1)	(99.2)	(85.4)	(6.9)	(52.9)	(41.1)	(520.6)
Balance, December 31, 2020	$182.0	$4.3	$14.4	$23.7	$12.9	$10.0	$247.3

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

Royalty Revenue

We recognize royalty revenues related to the sale by our licensees of products that incorporate our technology. Substantially all of our royalties qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned in the period the products are sold by our partner and we have a present right to payment.

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

Research and Development Revenue and License Revenue

Under a license and collaboration agreement with Biogen, which we entered into in November 2017 and amended in October 2018, January 2019 and October 2019, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement. Upon entering into the November 2017 license and collaboration agreement, we received an up-front cash payment of $28.0 million and were also eligible to receive additional payments upon achievement of developmental milestones with respect to VUMERITY. In June 2018, we received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the clinical development program for VUMERITY. In November 2019, we received a payment of $150.0 million following FDA approval of the NDA for VUMERITY and transfer of such NDA to Biogen. We are also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement. Biogen paid a portion of the VUMERITY development costs we incurred in 2017 and, in January 2018, Biogen became responsible for all VUMERITY development costs we incurred, subject to annual budget limitations. Following FDA approval of the NDA for VUMERITY in October 2019, the NDA and any further development responsibilities with respect to VUMERITY were transferred to Biogen.

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

Under Topic 606, we allocated the $28.0 million up-front payment and the $50.0 million June 2018 payment as follows: $27.0 million and $48.3 million to the delivery of the license; $0.9 million and $1.5 million to future development services; and $0.1 million and $0.2 million to clinical supply, respectively.

We allocated the $150.0 milestone payment received in November 2019 to the relevant performance obligations as follows: $144.8 million was allocated to the delivery of the license; and $5.2 million was allocated to future development services and clinical supply. The amounts allocated to the license were recognized upon receipt of the payments as delivery of the license occurred upon entry into the agreement in 2017. The amounts allocated to the development services and clinical supply were recognized over the course of the development work and as clinical supply was delivered to Biogen in 2020.

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

We determined that the future development milestones and sales-based royalties that we may be entitled to receive are variable consideration. We are using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. The royalties are subject to the sales-based exception and are recorded when the corresponding sale occurs.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen has an option to assume responsibility, subject to a transition period, for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of that portion of product that is manufactured by Biogen or its designee. We evaluated the commercial supply agreement and the related amendments under Topic 606 and determined that these agreements should be combined and accounted for as a separate contract since the commercial supply agreement and amendment to the November 2017 license and collaboration agreement were negotiated together to achieve a common economic objective and the additional performance obligations under the commercial supply agreement are considered distinct obligations priced at their standalone selling prices. We determined that we had two separate performance obligations, the commercial supply of VUMERITY and, upon an election by Biogen to commence a transfer of technology relating to the manufacture of VUMERITY (the “Tech Transfer”), services to be performed by us in connection with such Tech Transfer. There are other deliverables under the agreements that were determined to be perfunctory or immaterial.

In connection with the entry into the commercial supply agreement and the related amendments, we received payments in the aggregate amount of $5.8 million in the fourth quarter of 2019 and we will be eligible to receive an additional $5.0 million payment upon the earlier of successful completion of the Tech Transfer or a date in the fourth quarter of 2022. The $5.8 million received in the fourth quarter of 2019 plus amounts received in connection with the Tech Transfer will be allocated to each of the performance obligations using the standalone selling prices based on our estimate of selling price for the commercial supply of VUMERITY and the services related to the Tech Transfer, and this additional arrangement consideration will be recognized as we deliver commercial supply of VUMERITY and/or provide services relating to the Tech Transfer. We began performing under this commercial supply agreement in the first quarter of 2020.

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2020, is expected to be approximately $40.0 million, $35.0 million, $35.0 million, $1.0 million and none in the years ending December 31, 2021 through 2025, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

In the fourth quarter of 2020, we determined that an impairment triggering event occurred and evaluated certain of our long-lived assets for impairment under a held-and-used model. We concluded that the long-lived assets evaluated for impairment were recoverable based on an analysis of the undiscounted net cash flows to be generated from the use of these assets.

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate its carrying value may not be recoverable. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2020, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

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

In 2017, we elected to early adopt guidance issued by the Financial Accounting Standards Board that simplifies the test for goodwill impairment. This guidance removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment charge is now recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

On October 31, 2020, we elected to perform a quantitative impairment test and determined that the fair value of the reporting unit exceeded its carrying value.

Contingent Consideration

We record contingent consideration we receive related to the sale of a business at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the achievement of milestones and thus likelihood of receiving related payments. We revalue our contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones and changes in the assumed probability associated with regulatory approval.

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

At December 31, 2020, our contingent consideration related to consideration to be received as part of the Gainesville Transaction. In accordance with the accounting standard for fair value measurements, our contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration was determined as follows:

•

We have received $13.8 million in milestone payments to date and are due to receive an additional $1.5 million in June 2021 related to the FDA approval in February 2020 of the NDA for ANJESO, the first Meloxicam Product, and $45.0 million in seven equal, annual installments beginning in February 2021, which is the first anniversary of such approval;

•	We are entitled to receive future royalties on net sales of Meloxicam Products; and
•

We are entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future sales of the Meloxicam Products. The fair value of the sales milestones was determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, we used a risk-adjusted expected growth rate based on Baudax’s assessments of expected growth in net sales of the approved Meloxicam Product, adjusted by an appropriate factor capturing such assessment’s respective correlation with the market.

In order to address the substantial doubt about Baudax’s ability to continue as a going concern, we split our fair value analysis into two scenarios and applied an equal weighting to each. In the first scenario, the amounts above were all discounted using a rate of 13%, which we believe captures a market participant’s view of the risk associated with the expected payments assuming Baudax is able to continue as a going concern. In the second scenario, we used the undiscounted values derived from the amounts summarized above and applied a recovery rate of 18%, based on an analysis performed by Moody’s Investor Service regarding recoveries in a pandemic-driven default cycle.

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

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. For information related to risks surrounding our deferred tax assets, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Risks Related to our Financial Condition and Tax Matters—Our deferred tax assets may not be realized.”

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, “New Accounting Pronouncements” in our “Notes to Consolidated Financial Statements” in this Annual Report for a discussion of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We hold securities in our investment portfolio that are sensitive to market risks. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to a fall in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other‑than‑temporary. Should interest rates fluctuate by 10%, our interest income would change by an immaterial amount over an annual period. We do not believe that we have a material exposure to interest rate risk as our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

We do not believe that inflation and changing prices have had a material impact on our results of operations, and as approximately 48% and 27% of our investments at December 31, 2020 are in corporate debt securities with a minimum rating of Aa2 (Moody’s)/AA (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively, our exposure to liquidity and credit risk is not believed to be significant.

At December 31, 2020, our borrowings consisted of $276.4 million outstanding under the 2023 Term Loans. The 2023 Term Loans bear interest at a LIBOR rate of our choosing (one, three or six months), plus 2.25% with a 0% LIBOR floor. We are currently using the one-month LIBOR rate, which was 0.16% at December 31, 2020. A 10% increase in the one-month LIBOR rate would have increased the amount of interest we owe under this agreement during the year ended December 31, 2020 by approximately $0.4 million. At December 31, 2019, a 10% increase in the one-month LIBOR rate, which was the LIBOR rate in use at the time, would have increased the amount of interest we owed by approximately $0.5 million. For a discussion about risks relating to LIBOR, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Risks Related to our Financial Condition and Tax Matters—Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.”

Currency Exchange Rate Risk

Manufacturing and royalty revenues we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the euro. The manufacturing and royalty payments on these non‑U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non‑U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non‑U.S. currencies. For example, if the USD weakens against a non‑U.S. currency, then our revenues will increase given a constant amount of sales in such non‑U.S. currency. For the year ended December 31, 2020, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $28.9 million, as compared to a reduction in revenues of approximately $26.5 million for the year ended December 31, 2019.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the euro arising from expenses and payables at our Irish operations that are settled in euro. The impact of changes in the exchange ratio of the USD and the euro on our USD denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the euro on operating expenses and payables incurred at our Irish operations that are settled in euro. For the year ended December 31, 2020, an average 10% weakening in the USD relative to the euro would have resulted in an increase to our expenses denominated in euro of approximately $7.3 million, as compared to an increase in our expenses of approximately $7.1 million in the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2020
REVENUES:
Product sales, net	$129,726	$130,415	$142,658	$148,961	$551,760
Manufacturing and royalty revenues	116,251	116,505	120,351	130,893	484,000
Research and development revenue	243	609	953	141	1,946
License revenue	—	—	1,050	—	1,050
Total revenues	246,220	247,529	265,012	279,995	1,038,756
EXPENSES:
Cost of goods manufactured and sold	47,211	45,054	43,129	42,922	178,316
Research and development	93,279	94,222	94,980	112,107	394,588
Selling, general and administrative	133,372	132,024	127,653	145,778	538,827
Amortization of acquired intangible assets	9,728	9,890	9,917	9,917	39,452
Total expenses	283,590	281,190	275,679	310,724	1,151,183
OPERATING LOSS	(37,370)	(33,661)	(10,667)	(30,729)	(112,427)
OTHER INCOME (EXPENSE), NET:	6,045	7,903	12,859	(10,917)	15,890
(LOSS) INCOME BEFORE INCOME TAXES	(31,325)	(25,758)	2,192	(41,646)	(96,537)
INCOME TAX PROVISION	7,329	3,673	2,326	996	14,324
NET LOSS	$(38,654)	$(29,431)	$(134)	$(42,642)	$(110,861)
LOSS PER SHARE—BASIC AND DILUTED	$(0.24)	$(0.19)	$(0.00)	$(0.27)	$(0.70)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2019
REVENUES:
Product sales, net	$99,481	$136,635	$138,774	$149,609	$524,499
Manufacturing and royalty revenues	108,915	127,897	103,783	107,287	447,882
License revenue	—	1,000	—	144,750	145,750
Research and development revenue	14,706	14,340	12,686	11,084	52,816
Total revenues	223,102	279,872	255,243	412,730	1,170,947
EXPENSES:
Cost of goods manufactured and sold	45,361	46,223	42,319	46,482	180,385
Research and development(1)	102,570	104,435	107,671	198,157	512,833
Selling, general and administrative	141,220	155,075	148,701	154,453	599,449
Amortization of acquired intangible assets	9,952	10,062	10,173	10,171	40,358
Restructuring expense	—	—	—	13,401	13,401
Total expenses	299,103	315,795	308,864	422,664	1,346,426
OPERATING LOSS	(76,001)	(35,923)	(53,621)	(9,934)	(175,479)
OTHER (EXPENSE) INCOME, NET	(24,251)	(4,463)	(240)	7,377	(21,577)
LOSS BEFORE INCOME TAXES	(100,252)	(40,386)	(53,861)	(2,557)	(197,056)
INCOME TAX (BENEFIT) PROVISION	(3,854)	1,604	(983)	2,797	(436)
NET LOSS	$(96,398)	$(41,990)	$(52,878)	$(5,354)	$(196,620)
LOSS PER SHARE—BASIC AND DILUTED	$(0.62)	$(0.27)	$(0.34)	$(0.03)	$(1.25)

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2021 Annual General Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2021Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2021 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2021 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2021 Annual General Meeting of Shareholders.

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
2.1.3

Third Amendment to Purchase and Sale Agreement, dated August 17, 2020, by and among Alkermes Pharma Ireland Limited, Daravita Limited, Alkermes US Holdings, Inc. (as successor in interest to Eagle Holdings USA, Inc.) and Baudax Bio, Inc. (as successor in interest to Recro Pharma, Inc. and Recro Gainesville LLC).

		Exhibit 2.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
2.2 **

Agreement and Plan of Merger, dated November 14, 2019 by and among Alkermes, Inc., Thinker Merger Sub, Inc., Alkermes plc, Rodin Therapeutics, Inc., and Shareholder Representative Services LLC, as Company Equityholder Representative.

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 26, 2016
4.1 #	Description of Securities.
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1.3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1.5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1.6	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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

		Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.10 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.	Exhibit 10.10 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.10.1 *	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.	Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.10.2	Second Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of January 31, 2019.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 25, 2019
10.10.3 **	Third Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 30, 2019.	Exhibit 10.10.3 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 13, 2020
10.11

Cooperation Agreement, dated as of December 10, 2020, by and among Alkermes plc and Elliott Investment Management L.P., Elliott Associates, L.P., Elliott Advisors (UK) Limited and Elliott International, L.P.

		Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	December 10, 2020
10.12	Lease, dated March 23, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.12.1	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.12.2	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 25, 2019
10.13 †	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.13.1 †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.13.2 †	Amendment No. 2 to Employment Agreement, dated as of September 10, 2009 by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.14 †

Form of Employment Agreement, as amended by the Form of Amendment to Employment Agreement set forth in 10.14.1, entered into by and between Alkermes, Inc. and each of James M. Frates, Blair C. Jackson and Michael J. Landine.

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.14.1 †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.15 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.16 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.17 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.17.1†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.17.2 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.18 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of its Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.19 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.20†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.20.1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.21†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.21.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.22 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 20, 2020
10.22.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.22.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.22.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23 ,2018
10.22.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.22.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.23.6 †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
21.1 #	List of subsidiaries
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1 #	Power of Attorney (included on the signature pages hereto)
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.
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

February 11, 2021

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Richard F. Pops and Iain M. Brown, and each of them, his true and lawful attorney‑in‑fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney‑in‑fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 11, 2021

/s/ Iain M. Brown Iain M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2021

/s/ David W. Anstice David W. Anstice	Director	February 11, 2021

/s/ Robert A. Breyer Robert A. Breyer	Director	February 11, 2021

/s/ Shane Cooke Shane Cooke	Director	February 11, 2021

/s/ David A. Daglio, Jr.	Director	February 11, 2021
David A. Daglio, Jr.

/s/ Richard Gaynor Richard Gaynor	Director	February 11, 2021

/s/ Wendy L. Dixon Wendy L. Dixon	Director	February 11, 2021

/s/ Brian P. McKeon	Director	February 11, 2021
Brian P. McKeon

/s/ Paul J. Mitchell Paul J. Mitchell	Director	February 11, 2021

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 11, 2021

/s/ Frank Anders Wilson Frank Anders Wilson	Director	February 11, 2021

/s/ Nancy J. Wysenski Nancy J. Wysenski	Director	February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

Rebate Accruals - Medicaid Drug Rebate Program

As described in Note 2 and Note 10 to the consolidated financial statements, the Company’s revenue from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. As of December 31, 2020, total accrued sales discounts, allowances and reserves were $218.9 million, of which a significant amount related to Medicaid rebates. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization.

The principal considerations for our determination that performing procedures relating to rebate accruals for the Medicaid Drug Rebate Program is a critical audit matter are (i) the significant judgment by management due to significant measurement uncertainty involved in developing the reserves, as the reserves are based on assumptions developed using historical experience, current contractual requirements, specific known market events and payment patterns and (ii) a high degree of auditor judgment, effort, and subjectivity in applying  procedures related to these assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to rebate accruals for the Medicaid Drug Rebate Program, including controls over the assumptions used to estimate the rebate accruals. These procedures also included, among others, (i) developing an independent estimate of the rebate accruals by utilizing third-party data related to product sales, the historical trend of actual rebate claims paid and consideration of contractual requirement changes and market events; (ii) comparing the independent estimate to management’s estimate; and (iii) testing rebate claims processed by the Company.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 11, 2021

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,961	$203,771
Investments—short-term	362,066	331,208
Receivables, net	275,143	257,086
Contract assets	14,401	8,386
Inventory	125,738	101,803
Prepaid expenses and other current assets	60,662	59,716
Total current assets	1,110,971	961,970
PROPERTY, PLANT AND EQUIPMENT, NET	350,003	362,168
RIGHT-OF-USE ASSETS	131,718	12,379
INTANGIBLE ASSETS, NET	111,191	150,643
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	86,228	96,558
INVESTMENTS—LONG-TERM	24,780	79,391
CONTINGENT CONSIDERATION	24,651	32,400
OTHER ASSETS	17,315	17,021
TOTAL ASSETS	$1,949,730	$1,805,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$412,171	$373,037
Operating lease liabilities—short-term	15,732	8,466
Contract liabilities—short-term	7,512	6,766
Current portion of long-term debt	2,843	2,843
Total current liabilities	438,258	391,112
LONG-TERM DEBT	272,118	274,295
OPERATING LEASE LIABILITIES—LONG-TERM	119,464	5,342
CONTRACT LIABILITIES—LONG-TERM	16,397	22,068
OTHER LONG-TERM LIABILITIES	36,511	27,144
Total liabilities	882,748	719,961
COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 162,269,220 and 160,489,888 shares issued; 159,161,141 and 157,779,002 shares outstanding at December 31, 2020 and 2019, respectively	1,620	1,602
Treasury shares, at cost (3,108,079 and 2,710,886 shares at December 31, 2020 and 2019, respectively)	(126,087)	(118,386)
Additional paid-in capital	2,685,647	2,586,030
Accumulated other comprehensive loss	(1,349)	(1,816)
Accumulated deficit	(1,492,849)	(1,381,988)
Total shareholders’ equity	1,066,982	1,085,442
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,949,730	$1,805,403

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$551,760	$524,499	$450,334
Manufacturing and royalty revenues	484,000	447,882	526,675
Research and development revenue	1,946	52,816	68,895
License revenue	1,050	145,750	48,370
Total revenues	1,038,756	1,170,947	1,094,274
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	178,316	180,385	176,420
Research and development	394,588	512,833	425,406
Selling, general and administrative	538,827	599,449	526,408
Amortization of acquired intangible assets	39,452	40,358	65,168
Restructuring expense	—	13,401	—
Total expenses	1,151,183	1,346,426	1,193,402
OPERATING LOSS	(112,427)	(175,479)	(99,128)
OTHER INCOME (EXPENSE), NET:
Interest income	6,960	13,976	9,238
Interest expense	(8,659)	(13,601)	(15,437)
Change in the fair value of contingent consideration	3,945	(22,800)	(19,600)
Other income (expense), net	13,644	848	(2,040)
Total other income (expense), net	15,890	(21,577)	(27,839)
LOSS BEFORE INCOME TAXES	(96,537)	(197,056)	(126,967)
INCOME TAX PROVISION (BENEFIT)	14,324	(436)	12,344
NET LOSS	$(110,861)	$(196,620)	$(139,311)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.70)	$(1.25)	$(0.90)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	158,803	157,051	155,112
COMPREHENSIVE LOSS:
Net loss	$(110,861)	$(196,620)	$(139,311)
Holding gain, net of a tax provision of $130, $426, $159, respectively	467	1,464	512
COMPREHENSIVE LOSS	$(110,394)	$(195,156)	$(138,799)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2017	156,057,632	$1,557	$2,338,755	$(3,792)	$(1,044,365)	(2,048,176)	$(89,347)	$1,202,808
Issuance of ordinary shares under employee stock plans	1,087,815	11	20,866	—	—	—	—	20,877
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,035,386	11	(11)	—	—	(375,313)	(19,622)	(19,622)
Share-based compensation expense	—	—	107,713	—	—	—	—	107,713
Unrealized gain on marketable securities, net of tax provision of $159	—	—	—	512	—	—	—	512
Cumulative effect adjustment related to the adoption of new accounting standards	—	—	—	—	(1,692)	—	—	(1,692)
Net loss	—	—	—	—	(139,311)	—	—	(139,311)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	1,510,177	15	18,910	—	—	—	—	18,925
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	798,878	8	92	—	—	(287,397)	(9,417)	(9,317)
Share-based compensation expense	—	—	99,705	—	—	—	—	99,705
Unrealized gain on marketable securities, net of tax provision of $426	—	—	—	1,464	—	—	—	1,464
Net loss	—	—	—	—	(196,620)	—	—	(196,620)
BALANCE — December 31, 2019	160,489,888	$1,602	$2,586,030	$(1,816)	$(1,381,988)	(2,710,886)	$(118,386)	$1,085,442
Issuance of ordinary shares under employee stock plans	682,122	7	8,366	—	—	—	—	8,373
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,097,210	11	(11)	—	—	(397,193)	(7,701)	(7,701)
Share-based compensation expense	—	—	91,262	—	—	—	—	91,262
Unrealized gain on marketable securities, net of tax provision of $130	—	—	—	467	—	—	—	467
Net loss	—	—	—	—	(110,861)	—	—	(110,861)
BALANCE — December 31, 2020	162,269,220	$1,620	$2,685,647	$(1,349)	$(1,492,849)	(3,108,079)	$(126,087)	$1,066,982

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,861)	$(196,620)	$(139,311)
Adjustments to reconcile net loss to cash flows from operating activities:
Share-based compensation expense	90,164	100,977	105,357
Depreciation and amortization	81,854	80,413	103,660
Deferred income taxes	9,985	(319)	10,623
Change in the fair value of contingent consideration	(3,945)	22,800	19,600
Loss on debt refinancing	—	—	2,298
Payment made for debt refinancing	—	—	(2,251)
Impairment of property, plant and equipment	—	—	5,746
Other non-cash charges	2,514	(580)	979
Changes in assets and liabilities, excluding the effect of acquisitions:
Receivables	(18,050)	35,136	(58,632)
Contract assets	(6,015)	(5,156)	880
Inventory	(22,933)	(13,077)	(2,665)
Prepaid expenses and other assets	4,022	(1,784)	(5,990)
Right-of-use assets	17,336	8,399	—
Accounts payable and accrued expenses	50,600	34,847	46,739
Contract liabilities	(4,924)	16,140	3,252
Operating lease liabilities	(16,273)	(9,117)	—
Other long-term liabilities	9,368	18	8,996
Cash flows provided by operating activities	82,842	72,077	99,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(42,219)	(90,942)	(69,431)
Proceeds from the sale of equipment	643	900	507
Proceeds from contingent consideration	3,886	10,000	—
Return of Fountain Healthcare Partners II, L.P. investment	2,751	—	—
Purchases of investments	(229,543)	(277,518)	(397,727)
Sales and maturities of investments	253,001	224,602	444,456
Acquisition of Rodin Therapeutics, Inc.'s net assets, net of cash acquired	—	(8,875)	—
Cash flows used in investing activities	(11,481)	(141,833)	(22,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	8,373	18,925	20,877
Employee taxes paid related to net share settlement of equity awards	(7,701)	(9,317)	(19,622)
Principal payments of long-term debt	(2,843)	(2,843)	(743)
Payment made for debt refinancing	—	—	(2,132)
Cash flows (used in) provided by financing activities	(2,171)	6,765	(1,620)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,190	(62,991)	75,466
CASH AND CASH EQUIVALENTS—Beginning of period	203,771	266,762	191,296
CASH AND CASH EQUIVALENTS—End of period	$272,961	$203,771	$266,762
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$8,288	$13,254	$12,526
Cash paid for taxes	$620	$2,508	$754
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,420	$13,789	$11,720

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

During the year ended December 31, 2020, Alkermes Finance S.à r.l, an indirect subsidiary of Alkermes plc, was liquidated and its net assets were transferred to its parent company, Alkermes Pharma Ireland Limited.

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

Cash and Cash Equivalents

The Company values its cash and cash equivalents at cost plus accrued interest, which the Company believes approximates their market value. The Company considers cash equivalents only those investments that are highly liquid, readily convertible into cash and so near their maturity, generally three months from the date of purchase, that they present insignificant risk of change in value because of interest rate changes.

Investments

The Company has investments in various types of securities, consisting primarily of United States (“U.S.”) government and agency obligations, corporate debt securities and debt securities issued by foreign agencies and backed by foreign governments. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2020, substantially all these investments were classified as available-for-sale and were recorded at fair value.

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

The Company’s held-to-maturity investments are restricted investments held as collateral under letters of credit related to certain of the Company’s agreements and are included in “Investments—long-term,” in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. At December 31, 2020, the Company’s financial assets consisted of cash equivalents, investments and contingent consideration and are classified within the fair value hierarchy as follows:

•

Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2020 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account;

•

Level 2–these valuations are based on quoted prices for identical or similar assets in active markets or other market observable inputs such as interest rates, yield curves, foreign currency spot rates and option pricing valuation models. Assets utilizing Level 2 inputs at December 31, 2020 included U.S. government agency debt securities, debt securities issued by foreign agencies and backed by foreign governments and investments in corporate debt securities that are trading in the credit markets; and

•

Level 3–these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At December 31, 2020, assets utilizing Level 3 inputs included contingent consideration and an investment in a corporate debt security.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short‑term nature.

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of preclinical and clinical products, which have alternative future use and are charged to R&D expense when consumed. The cost elements included within inventory include three primary categories for commercial products: cost of raw materials; direct labor; and overhead. Overhead is based on the normal capacity of the Company’s production facilities and does not include costs from abnormally low production or idle capacity, which are expensed directly to the consolidated statement of operations and comprehensive loss.

The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management’s judgment, future commercialization of the product is considered probable and future economic benefit from such product is expected to be realized. The Company assesses the regulatory approval process and where the particular product stands in relation to that approval process, including any known safety, efficacy or quality concerns, potential labeling restrictions and other potential impediments to approval. The Company also considers the shelf life of the product in relation to the expected timeline for approval and considers issues that may prevent or delay commercialization, including issues that may arise in relation to the manufacturing of the product. The Company expenses previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or significant delay of approval by relevant regulatory agencies or other issues that may make the pre-approval inventory batches less likely or unlikely to be commercialized and to result in future economic benefit.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contingent Consideration

The Company records contingent consideration it is entitled to receive at fair value on the acquisition date. The Company estimates the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the likelihood of achievement of milestones and of receipt of the related payments. The Company revalues its contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones, changes in the assumed probability associated with regulatory approvals and creditworthiness of the counterparty.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset; a significant change in the extent or manner in which an asset is used; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of operating or cash-flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written‑down to their estimated fair values. Long‑lived assets to be disposed of are carried at fair value less costs to sell them.

In the fourth quarter of 2020, the Company determined that an impairment triggering event occurred and evaluated certain of its long-lived assets for impairment under a held-and-used model. The Company concluded that the long-lived assets evaluated for impairment were recoverable based on an analysis of the undiscounted net cash flows to be generated from the use of these assets.

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”). When entering into arrangements with customers, the Company identifies whether its performance obligations under the arrangement represent a distinct good or service or a series of distinct goods or services. If a contract contains more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of performance obligations under the arrangement may be derived using an estimate of selling price if the Company does not sell the goods or services separately.

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

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

•

Medicaid Rebates—the Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization. To date, actual Medicaid rebates have not differed materially from the Company’s estimates;

•

Chargebacks—discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase a product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to the Company the difference between the wholesale acquisition cost and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•

Product Returns—the Company records an estimate for product returns at the time our customers take control of their product. The Company estimates this liability using the expected returns of product sold based on historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a reduction of sales. Once product is returned, it is destroyed; and

•

Medicare Part D—the Company records accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Center for Medicare and Medicaid, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including, among others, Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”) for INVEGA SUSTENNA®/XEPLION® and INVEGA TRINZA®/TREVICTA® as well as RISPERDAL CONSTA®, Acorda Therapeutics, Inc. (“Acorda”) for AMPYRA®/FAMPYRA® and Biogen Swiss Manufacturing GmbH (together with its affiliates, “Biogen”) for VUMERITY®. Substantially all of the products developed under these arrangements are currently being marketed as approved products for which the Company receives payments for manufacturing services and/or royalties on net product sales.

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

Royalty Revenue

The Company recognizes royalty revenues related to the sale by its licensees of products that incorporate the Company’s technologies. Substantially all of the Company’s royalties qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of intellectual property (“IP”) is the sole or predominant

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

item to which such royalties relate. Based on this exemption, these royalties are earned in the period the products are sold by the Company's partner and the Company has a present right to payment.

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

Research and Development Revenue

R&D revenue consists of funding that compensates the Company for formulation, preclinical and clinical testing under R&D arrangements with its partners. The Company generally bills its partners under R&D arrangements using a full‑time equivalent or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the R&D arrangements are performed.

License Revenue

The Company recognizes revenue from the grant of distinct, right-to-use licenses of IP when control of the license is transferred to the customer, which is the point in time the customer is able to direct the use of and obtain substantially all of the benefits from the license.

Receivables, net

Receivables, net, include amounts billed and amounts unbilled but currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company’s unbilled receivable balance was $110.9 million and $89.7 million at December 31, 2020 and 2019, respectively, and related primarily to royalty revenues. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was approximately $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively.

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time, except for $5.0 million of consideration related to the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive in approximately two years, and is included in “Other assets” in the accompanying consolidated balance sheets. The manufacturing-related amounts included in the contract assets table below are classified as “Current assets” in the accompanying consolidated balance sheets, as they related to manufacturing processes that are completed in ten days to eight weeks.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2019	$8,230
Additions	37,911
Transferred to receivables, net	(32,755)
Contract assets at December 31, 2019	13,386
Additions	46,325
Transferred to receivables, net	(40,310)
Contract assets at December 31, 2020	$19,401

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities

The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2019	$12,694
Additions	18,677
Amounts recognized into revenue	(2,537)
Contract liabilities at December 31, 2019	28,834
Additions	—
Amounts recognized into revenue	(4,925)
Contract liabilities at December 31, 2020	$23,909

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020, 2019 and 2018, the Company recorded a gain (loss) on foreign currency translation of $2.4 million, $(0.9) million and $(2.3) million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies and pharmaceutical wholesalers account for the majority of the Company’s receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	30%	33%	29%	28%	27%	29%
Biogen	*	*	*	17%	*	10%
Cardinal Health	16%	21%	12%	*	*	13%
AmerisourceBergen	11%	10%	10%	*	*	*
McKesson	*	14%	*	*	*	*
Acorda	*	*	*	*	15%	10%

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2020, 2019 and 2018, as noted.

The Company holds its interest‑bearing investments with major financial institutions and, in accordance with documented investment policies, the Company limits the amount of credit exposure to any one financial institution or corporate issuer. The Company’s investment objectives are, first, to ensure liquidity and conservation of capital and, second, to obtain investment income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenue by region:
U.S.	$838,995	$966,929	$884,600
Ireland	3,233	3,195	4,915
Rest of world	196,528	200,823	204,759
Assets by region:
Current assets:
U.S.	$662,615	$551,799	$546,533
Ireland	448,356	407,791	433,837
Rest of world	—	2,381	2,882
Long-term assets:
U.S.:
Other	$472,999	$382,029	$312,243
Ireland:
Intangible assets	$111,191	$150,643	$191,001
Goodwill	92,873	92,873	92,873
Other	161,696	217,887	245,638

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are primarily comprised of employee-related expenses associated with selling and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising, financial and legal expenses and other general and administrative costs.

Advertising costs are expensed as incurred. During the years ended December 31, 2020, 2019 and 2018, advertising costs totaled $25.5 million, $31.1 million and $54.7 million, respectively.

Share‑Based Compensation

The Company’s share‑based compensation programs grant awards in the form of stock options and restricted stock unit awards (“RSUs”), which vest with the passage of time and/or vest based on the achievement of certain performance criteria. The Company issues new shares upon the exercise of stock options or the vesting of RSUs. Under the terms of the Company’s stock option plans (the “Plans”), certain of the Company’s employees may, at the discretion of the plan administrator, become eligible upon retirement for accelerated vesting of certain awards granted to them under the Plans. Since there are no effective future service requirements for such employees, the fair value of awards to such employees would be expensed in full on the grant date or upon meeting the retirement eligibility criteria, whichever is later.

Time-Based Stock Options

Except as otherwise provided in the applicable Plan, stock option grants to employees expire ten years from the grant date and generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed with the Company during the applicable vesting period. Except as otherwise provided in the applicable Plan, stock option grants to non-employee directors expire ten years from the grant date and generally vest over a one year period provided that the director continues to serve on the Company’s board of directors through the vesting date. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share‑based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of stock option grants is based on estimates as of the date of grant using a Black‑Scholes option valuation model. The Company uses historical data as the basis for estimating stock option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior are considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors are based on a weighted average of implied volatilities from traded options of the Company’s ordinary shares and historical share price volatility of the Company’s ordinary shares, which is determined based on a review of the weighted average of historical weekly price changes of the Company’s ordinary shares. The risk‑free interest rate for periods commensurate with the expected term of the stock option is based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield on the Company’s ordinary shares is estimated to be zero as the Company has not paid dividends, and does not expect to pay dividends in the near future. The exercise price of options granted is equal to the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant.

The fair value of each stock option grant was estimated on the grant date with the following weighted‑average assumptions:

Year Ended December 31,
	2020	2019	2018
Expected option term	5 - 7 years	5 - 7 years	5 - 8 years
Expected stock volatility	47% - 54%	46% - 50%	44% - 49%
Risk-free interest rate	0.24% - 1.69%	1.34% - 2.59%	2.25% - 3.10%
Expected annual dividend yield	—	—	—

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

Time‑Based Restricted Stock Unit Awards

Except as otherwise provided in the applicable Plan, time‑based RSUs awarded to employees generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed with the Company during the applicable vesting period. Shares subject to these RSUs are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of time‑based RSUs is equal to the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

Performance-Based Restricted Stock Unit Awards

Performance-based RSUs awarded to employees vest upon the achievement of certain performance criteria, typically during or at the end of a specified performance period. The estimated fair value of these RSUs are generally based on the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant, unless the RSU is also subject to a market condition. In that case, the fair value of the RSU is based on a Monte Carlo simulation model. Compensation expense for performance-based RSUs is recognized from the date the Company determines the performance criteria probable of being achieved to the date the award, or relevant portion of the award, is expected to vest. Cumulative adjustments are recorded on a quarterly basis to reflect subsequent changes to the estimated outcome of the performance criteria until the date results are determined.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of Irish and foreign pre‑tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business.

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

Segment Information

The Company operates as one business segment, which is the business of developing, manufacturing and commercializing medicines designed to address unmet medical needs of patients in major therapeutic areas. The Company’s chief decision maker, the Chairman and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.‑based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2020, 2019 and 2018, the Company contributed $14.7 million, $14.8 million and $12.1 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland‑based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to a maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2020, 2019 and 2018, the Company contributed $4.4 million, $4.1 million and $4.0 million, respectively, in contributions to the Defined Contribution Plan.

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. All U.S. states, and many local jurisdictions and countries around the world, including Ireland, have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and/or recommendations, and/or the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, including healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

The Company continues to closely monitor and rapidly respond to the ongoing impact of COVID-19 on its employees, communities and business operations. Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact on the Company’s financial condition and operating results resulting from the pandemic may differ from current projections. These

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, are being or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions, and imposition of social distancing measures; impacts of the pandemic on the Company’s employees, the vendors or distribution channels in the Company’s supply chain and on the Company’s ability to continue to manufacture its products; impacts of the pandemic on the conduct of the Company’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including the Company’s Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.

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

As it relates to the Company’s proprietary marketed products, during the three months ended December 31, 2020, the Company saw a decrease of 5% in the number of VIVITROL units sold compared to the three months ended September 30, 2020. ARISTADA units sold during the three months ended December 31, 2020 increased 12% compared to the three months ended September 30, 2020. During the three months ended December 31, 2020, the Company continued to take actions to support uninterrupted access to its proprietary marketed products. However, the Company currently expects commercial sales of its marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few quarters. These items are discussed in greater detail in the “Results of Operations” section in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2014-09, Topic 606, as of January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption.

The Company adopted ASU 2016-02, Leases (“Topic 842”), as of January 1, 2019, using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU was adopted by the Company in the year ended December 31, 2020. This standard primarily impacts how firms

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

account for credit losses and requires an impairment model, known as the current expected credit loss model (“CECL”), that is based on expected losses rather than incurred losses. Companies are required to carry an allowance for expected credit losses for most debt instruments (except those carried at fair value), trade receivables, certain lease receivables, reinsurance receivables, financial guarantee contracts and loan commitments. Available-for-sale debt securities are largely scoped out of this guidance. The Company’s investment portfolio primarily consists of available-for-sale securities carried at fair value. Further, the Company’s trade receivables do not have abnormally long terms and the Company has rarely ever written off trade receivables. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. This ASU was adopted by the Company in the year ended December 31, 2020 and did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU was adopted by the Company in the year ended December 31, 2020, using the prospective transition method, whereby it applied the requirements to any eligible costs incurred after adoption. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU was adopted by the Company in the year ended December 31, 2020 and after review of its collaborative arrangements, the Company determined that there are no collaborative arrangements that are considered within the scope of this standard.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. This ASU was adopted by the Company in the year ended December 31, 2020 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements not Adopted

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2020, 2019 and 2018, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
VIVITROL	$310,722	$335,365	$302,609
ARISTADA and ARISTADA INITIO	241,038	189,134	147,725
Total product sales, net	$551,760	$524,499	$450,334

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2020, 2019 and 2018, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$274,200	$274,200
RISPERDAL CONSTA	56,893	14,468	71,361
AMPYRA/FAMPYRA	26,909	20,984	47,893
Other	35,232	55,314	90,546
	$119,034	$364,966	$484,000

	Year Ended December 31, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$256,947	$256,947
RISPERDAL CONSTA	50,433	15,950	66,383
AMPYRA/FAMPYRA	22,071	15,170	37,241
Other	31,750	55,561	87,311
	$104,254	$343,628	$447,882

	Year Ended December 31, 2018
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$241,423	$241,423
RISPERDAL CONSTA	52,770	18,352	71,122
AMPYRA/FAMPYRA	53,044	54,009	107,053
Other	27,214	79,863	107,077
	$133,028	$393,647	$526,675

The research and development revenue and license revenue recorded during the years ended December 31, 2020, 2019 and 2018 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for VUMERITY. In addition to the research and development revenue and license revenue, during the year ended December 31, 2020, 2019 and 2018 the Company recognized $22.5 million. $1.0 million and none, respectively, of manufacturing and royalty revenue related to VUMERITY.

Under a license and collaboration agreement with Biogen, which the Company entered into in November 2017 and amended in October 2018, January 2019 and October 2019, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement.

Upon entering into the license and collaboration agreement, the Company received an up-front cash payment of $28.0 million and was also eligible to receive additional payments upon achievement of developmental milestones with respect to VUMERITY. In June 2018, the Company received an additional cash payment of $50.0 million following Biogen’s review of preliminary gastrointestinal tolerability data from the clinical development program for VUMERITY. In November 2019, the Company received an additional payment of $150.0 million following the U.S. Food and Drug Administration’s (“FDA”) approval of the New Drug Application (“NDA”) for VUMERITY and transfer of such NDA to Biogen. The Company is also eligible to receive additional payments upon achievement of developmental milestones with respect to the first two products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement. Biogen paid a portion of the VUMERITY development costs the Company incurred in 2017 and, in January 2018, Biogen became responsible for all VUMERITY development costs that the Company incurred, subject to annual budget limitations. Following FDA approval of the NDA for VUMERITY in October 2019, the NDA and any further development responsibilities with respect to VUMERITY were transferred to Biogen.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company allocated the $150.0 million milestone payment received in November 2019 to the relevant performance obligations as follows: $144.8 million to the delivery of the license; and $5.2 million to future development services and clinical supply. The amounts allocated to the license were recognized upon receipt of the payments as delivery of the license occurred upon entry into the agreement in 2017. The amounts allocated to the development services and clinical supply were recognized over the course of the development work and as clinical supply was delivered to Biogen in 2020.

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

The Company determined that the future development milestones and sales-based royalties that it may be entitled to receive are variable consideration. The Company is using the most likely amount method for estimating the variable consideration to be received related to the milestones under this arrangement. The royalties are subject to the sales-based exception and are recorded when the corresponding sale occurs.

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen has an option to assume responsibility, subject to a transition period, for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of that portion of product that is manufactured by Biogen or its designee. The Company evaluated the commercial supply agreement and the related amendments under Topic 606 and determined that these agreements should be combined and accounted for as a separate contract since the commercial supply agreement and amendment to the November 2017 license and collaboration agreement were negotiated together to achieve a common economic objective and the additional performance obligations under the commercial supply agreement are considered distinct obligations priced at their standalone selling prices. The Company determined that it had two separate performance obligations, the commercial supply of VUMERITY and, upon an election by Biogen to commence a transfer of technology relating to the manufacture of VUMERITY (the “Tech Transfer”), services to be performed by the Company in connection with such Tech Transfer. There are other deliverables under the agreements that were determined to be perfunctory or immaterial.

In connection with the entry into the commercial supply agreement and the related amendments, the Company received payments in the aggregate amount of $5.8 million in the fourth quarter of 2019 and the Company will be eligible to receive an additional $5.0 million payment upon the earlier of successful completion of the Tech Transfer or a date in the fourth quarter of 2022. The $5.8 million received in the fourth quarter of 2019 plus amounts received in connection with the Tech Transfer will be allocated to each of the performance obligations using the standalone selling prices based on the Company’s estimate of selling price for the commercial supply of VUMERITY and the services related to the Tech Transfer, and this additional arrangement consideration will

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be recognized as the Company delivers commercial supply of VUMERITY and/or provides services relating to the Tech Transfer. The Company began performing under this commercial supply agreement in 2020.

4. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Allowance for	Estimated
December 31, 2020	Cost	Gains	One Year	One Year	Credit Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$176,937	$1,105	$(7)	$—	$(977)	$177,058
U.S. government and agency debt securities	103,011	336	(2)	—	—	103,345
International government agency debt securities	79,346	469	(6)	—	—	79,809
	359,294	1,910	(15)	—	(977)	360,212
Held-to-maturity securities:
Fixed term deposit account	1,667	187	—	—	—	1,854
Total short-term investments	360,961	2,097	(15)	—	(977)	362,066
Long-term investments:
Available-for-sale securities:
Corporate debt securities	7,908	—	(10)	—	—	7,898
International government agency debt securities	15,077	—	(15)	—	—	15,062
	22,985	—	(25)	—	—	$22,960
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	24,805	—	(25)	—	—	24,780
Total investments	$385,766	$2,097	$(40)	$—	$(977)	$386,846

December 31, 2019
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$144,161	$676	$—	$—	$—	$144,837
U.S. government and agency debt securities	112,948	434	(1)	(1)	—	113,380
International government agency debt securities	72,753	248	(10)	—	—	72,991
Total short-term investments	329,862	1,358	(11)	(1)	—	331,208
Long-term investments:
Available-for-sale securities:
Corporate debt securities	51,070	—	(45)	(7)	—	$51,018
International government agency debt securities	20,806	—	(18)	—	—	20,788
U.S. government and agency debt securities	4,000	—	(4)	—	—	3,996
	75,876	—	(67)	(7)	—	75,802
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Fixed term deposit account	1,667	102	—	—	—	1,769
	3,487	102	—	—	—	3,589
Total long-term investments	79,363	102	(67)	(7)	—	79,391
Total investments	$409,225	$1,460	$(78)	$(8)	$—	$410,599

At December 31, 2020, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were other-than-temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued by foreign agencies and backed by foreign governments. In making the determination whether the decline in fair value of these securities was other-than-temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis.

If the Company intends to sell a security, or it is more likely than not that the Company would be required to sell a security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or investments that the Company intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on available-for-sale investments related to other factors is recorded as a component of accumulated other comprehensive income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2019, the Company purchased $1.9 million of convertible promissory notes from Synchronicity Pharma, Inc. (“Synchronicity”), a related party. The notes mature on the earlier of June 30, 2021 or the closing of a preferred equity financing or closing of a merger, business combination or sale of stock resulting in Synchronicity’s stockholders owning less than 50% of the surviving entity. The note is classified as a corporate debt instrument and is classified as available-for-sale. During the year ended December 31, 2020, the Company recorded an other-than-temporary credit loss of $1.0 million against the value of this investment. The loss was recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of December 31, 2020, the Company’s total contribution in Fountain was equal to €7.0 million, and its commitment represented approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method.

During the year ended December 31, 2020, two of the companies within the Fountain portfolio were acquired by third parties. The Company’s proportional share of the proceeds from these transactions was $11.1 million, of which $10.4 million was received in September 2020 and $0.7 million is being held in escrow. The Company expects to collect the funds in escrow in 2021. The transactions were accounted for under the cumulative earnings approach whereby the return on investment of $8.3 million was recorded as a gain within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss and the return of investment of $2.8 million was recorded as a reduction in the Company’s net investment in Fountain. The Company’s net investment in Fountain was $6.2 million and $5.9 million at December 31, 2020 and 2019, respectively, and was included within “Other assets” in the accompanying consolidated balance sheets.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded an increase in its investment in Fountain of $0.3 million, a reduction of $0.4 million and an increase of $0.5 million, respectively, which represented the Company’s proportional share of Fountain’s net gains or losses for such periods.

Realized gains and losses on the sales and maturities of marketable securities, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Proceeds from the sales and maturities of marketable securities	$253,001	$224,602	$444,456
Realized gains	$76	$997	$4
Realized losses	$977	$497	$268

The Company’s available‑for‑sale and held‑to‑maturity securities at December 31, 2020 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$242,605	$242,365	$3,487	$3,674
After 1 year through 5 years	139,674	140,807	—	—
Total	$382,279	$383,172	$3,487	$3,674

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,849	$41,849	$—	$—
U.S. government and agency debt securities	103,345	73,451	29,894	—
Corporate debt securities	184,956	—	183,979	977
International government agency debt securities	94,871	—	94,871	—
Contingent consideration	32,451	—	—	32,451
Total	$457,472	$115,300	$308,744	$33,428

	December 31,
	2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,064	$8,064	$—	$—
U.S. government and agency debt securities	117,376	73,795	43,581	—
Corporate debt securities	195,855	—	193,902	1,953
International government agency debt securities	93,779	—	93,779	—
Contingent consideration	32,400	—	—	32,400
Total	$447,474	$81,859	$331,262	$34,353

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the year ended December 31, 2020. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at December 31, 2020:

(In thousands)	Fair Value
Balance, January 1, 2020	$34,353
Change in the fair value of contingent consideration	3,945
Milestone and royalty payments received by the Company related to contingent consideration	(3,886)
Royalty payments due to the Company related to contingent consideration	(7)
Impairment of corporate debt security	(977)
Balance, December 31, 2020	$33,428

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

In April 2015, the Company sold its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam to Recro Pharma, Inc. (“Recro”) and Recro Gainesville LLC (such transaction the “Gainesville Transaction”). The Gainesville Transaction included in the purchase price contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (such products, the “Meloxicam Products”), and milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

In November 2019, Recro spun out its acute care segment to Baudax Bio, Inc. (“Baudax”), a publicly-traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In Baudax’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, Baudax included disclosures around its ability to continue as a going concern. At December 31, 2020, the Company determined the fair value of the contingent consideration to be received as follows:

•

The Company received $3.8 million and $10.0 million in milestone payments during 2020 and 2019, respectively, and is due to receive an additional $1.5 million in June 2021 related to the FDA approval in February 2020 of the NDA for ANJESO, the first Meloxicam Product, and $45.0 million in seven equal, annual installments beginning in February 2021, which is the first anniversary of such approval;

•	The Company is entitled to receive future royalties on net sales of Meloxicam Products; and
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

In order to address the substantial doubt about Baudax’s ability to continue as a going concern, the Company split its fair value analysis into two scenarios and applied an equal weighting to each. In the first scenario, the amounts above were all discounted using a rate of 13%, which the Company believes captures a market participant’s view of the risk associated with the expected payments assuming Baudax is able to continue as a going concern. In the second scenario, the Company used the undiscounted values derived from the amounts summarized above and applied a recovery rate of 18%, based on an analysis performed by Moody’s Investor Service regarding recoveries in a pandemic-driven default cycle.

At December 31, 2020 and 2019, the Company determined that the fair value of the contingent consideration was $32.5 million and $32.4 million, respectively. At December 31, 2020 and 2019, $7.8 million and none, respectively, of the fair value of the contingent consideration was included within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and $24.7 million and $32.4 million, respectively, of the fair value of the contingent consideration was included within “Contingent consideration” in the accompanying consolidated balance sheets. The Company recorded an increase of $3.9 million, and decreases of $22.8 million and $19.6 million during the years ended December 31, 2020, 2019 and 2018, respectively, within “Change in the fair value of contingent consideration” in the accompanying consolidated statements of operations and comprehensive loss.

The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under the 2023 Term Loans, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $275.1 million and $277.9 million at December 31, 2020 and 2019, respectively. Please refer to Note 11, Long-Term Debt within these “Notes to Consolidated Financial Statements” in this Annual Report.

6. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Raw materials	$44,944	$34,577
Work in process	53,243	54,061
Finished goods(1)	27,551	13,165
Total inventory	$125,738	$101,803

(1)	At December 31, 2020 and 2019, the Company had $26.5 million and $7.6 million, respectively, of finished goods inventory located at its third‑party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2020, the Company received a complete response letter, which included a request for information, from the FDA regarding the LYBALVI (formerly referred to as ALKS 3831) NDA, following the FDA’s remote review of manufacturing records to the manufacture of LYBALVI at the Company’s Wilmington, Ohio facility. The NDA was resubmitted in December 2020 and the assigned the NDA a Prescription Drug User Fee Act target action date of June 1, 2021.

In the third quarter of 2020, the Company capitalized a total of $15.3 million of LYBALVI inventory in advance of regulatory approval, of which $6.3 million was subsequently expensed in the fourth quarter of 2020 as the Company determined that certain lots were no longer probable of being sold commercially. As of December 31, 2020 and 2019, the carrying value of inventory included $13.8 million and none, respectively, associated with LYBALVI, which was capitalized in advance of regulatory approval.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Land	$6,560	$6,560
Building and improvements	178,194	177,087
Furniture, fixtures and equipment	366,051	340,146
Leasehold improvements	52,508	20,737
Construction in progress	102,833	134,683
Subtotal	706,146	679,213
Less: accumulated depreciation	(356,143)	(317,045)
Total property, plant and equipment, net	$350,003	$362,168

Depreciation expense was $42.4 million, $40.1 million and $38.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Also, during the years ended December 31, 2020, 2019 and 2018, the Company wrote off furniture, fixtures and equipment that had an approximate carrying value of less than $0.1 million, $0.9 million and $0.5 million, respectively, at the time of disposition.

Amounts included as construction in progress in the consolidated balance sheets primarily include capital expenditures at the Company’s manufacturing facility in Wilmington, Ohio. Approximately $24.2 million of the construction in progress balance at December 31, 2020 relates to certain building and equipment that the Company would place into service upon approval by the FDA of the NDA for LYBALVI. The Company continues to evaluate its manufacturing capacity based on expectations of demand for its products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service. The Company continues to periodically evaluate whether facts and circumstances indicate that the carrying value of its long‑lived assets to be held and used may not be recoverable.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		December 31, 2020			December 31, 2019
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(377,727)	$87,863	$465,590	$(348,595)	$116,995
NanoCrystal technology	13	74,600	(54,391)	20,209	74,600	(46,773)	27,827
OCR(1) technologies	12	42,560	(39,441)	3,119	42,560	(36,739)	5,821
Total		$582,750	$(471,559)	$111,191	$582,750	$(432,107)	$150,643

(1)OCR refers to the Company’s oral controlled release technologies.

The Company’s finite‑lived intangible assets consist of collaborative agreements and the NanoCrystal and OCR technologies acquired as part of the EDT acquisition. The Company recorded $39.5 million, $40.4 million and $65.2 million of amortization expense related to its finite‑lived intangible assets during the years ended December 31, 2020, 2019 and 2018, respectively. Based on the Company’s most recent analysis, amortization of intangible assets included within its consolidated balance sheets at December 31, 2020 is expected to be approximately $40.0 million, $35.0 million, $35.0 million, $1.0 million and none in the years ending

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021 through 2025, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

The Company performed its annual goodwill impairment test as of October 31, 2020. The Company elected to perform a quantitative impairment test and determined that the fair value of the reporting unit exceeded its carrying value.

9. LEASES

Leases are recorded in accordance with FASB Topic 842, which the Company adopted on January 1, 2019 under the modified retrospective transition method. The Company determines if an arrangement includes a lease at the inception of the agreement. For each of the Company’s lease arrangements, a right-of-use asset representing its right to use an underlying asset for the lease term and a lease liability representing its obligation to make lease payments are recorded. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the net present value of lease payments over the term of the lease. See “Item 2—Properties” in this Annual Report for a description of the significant operating leases of offices and laboratory space the Company had as of December 31, 2020. The Company did not assume lease extension options would be exercised in its right-of-use asset and lease liability amounts. The Company has three additional operating leases that are included in its lease accounting but are not considered significant.

The Company determined that the identified operating leases did not contain non-lease components and required no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases. As such, the Company calculated the incremental borrowing rate based on the assumed remaining lease term for each lease in order to calculate the present value of the remaining lease payments. At December 31, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 5.25% and 12.6 years, respectively.

In July 2020, the Company entered into an amendment to its existing lease at 852 Winter Street, Waltham, Massachusetts (as amended, the “852 Winter Street Lease”). The amendment became effective on October 7, 2020. The 852 Winter Street Lease governs approximately 180,000 square feet of corporate office space, administrative areas and laboratories. The amendment served to, among other things, extend the term of the 852 Winter Street Lease for a period of approximately five years, to commence in March 2021 and expire in April 2026 with respect to approximately 163,000 square feet of the 852 Winter Street Lease premises (the “Base Premises”) and to commence in September 2021 and expire in October 2026 with respect to approximately 17,000 square feet of the 852 Winter Street Lease premises (the “Additional Premises”). The Company expects to make annual lease payments of approximately $5.7 million for the Base Premises and $0.5 million for the Additional Premises, subject to annual increases. Under the terms of the 852 Winter Street Lease, the Company will have the option to extend the term for an additional five-year period. The Company determined that the amendment did not grant an additional right-of-use and therefore was not deemed to be a separate new lease and that the 852 Winter Street Lease should be reassessed and remeasured as of the effective date of the amendment. The Company accounted for the amendment prospectively.

In March 2018, the Company entered into a lease agreement for approximately 220,000 square feet of office and laboratory space located in a building that was to be built at 900 Winter Street, Waltham, Massachusetts (the “900 Winter Street Lease”). The initial term of the lease commenced on January 20, 2020 (the “Commencement Date”) and includes an option to extend the term for an additional ten-year period. As the lease had not commenced as of December 31, 2019 and the Company: (a) did not have the right to obtain or control the leased premises during the construction period; (b) did not have the right of payment for the partially constructed assets, and thus, the partially constructed assets could have potentially been leased to another tenant; and (c) did not legally own or control the land on which the property improvements were being constructed, the lease assets were not included as right-of-use assets at December 31, 2019. The future lease payments outlined below do not include the 900 Winter Street Lease payments as of December 31, 2019 under Topic 842.

As of December 31, 2020 and 2019, right-of-use assets arising from operating leases were $131.7 million and $12.4 million, respectively, and right-of-use liabilities arising from operating leases were $135.2 million and $13.8 million, respectively. During the year ended December 31, 2020 and 2019, cash paid for amounts included for the measurement of lease liabilities was $17.3 million and $9.1 million, respectively. The Company recorded operating lease expense of $16.3 million, $8.1 million and $10.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future lease payments under non-cancelable leases as of December 31, 2020 consisted of the following:

December 31,
(In thousands)	2020
2021	$16,882
2022	17,001
2023	17,266
2024	17,536
2025	17,810
Thereafter	109,311
Total lease payments	$195,806
Less: imputed interest	(60,610)
Total operating lease liabilities	$135,196

For comparable purposes, future lease payments under non-cancelable leases as of December 31, 2019 consisted of the following:

December 31,
(In thousands)	2019
2020	$9,053
2021	2,727
2022	500
2023	509
2024	520
Thereafter	2,579
Total lease payments	$15,888
Less: imputed interest	(2,080)
Total operating lease liabilities	$13,808

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Accounts payable	$46,034	$54,261
Accrued compensation	71,178	72,072
Accrued sales discounts, allowances and reserves	218,877	153,902
Accrued other	76,082	92,802
Total accounts payable and accrued expenses	$412,171	$373,037

11. LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,	December 31,
(In thousands)	2020	2019
2023 Term Loans, due March 26, 2023	$274,961	$277,138
Less: current portion	(2,843)	(2,843)
Long-term debt	$272,118	$274,295

2023 Term Loans

In March 2018, the Company amended and refinanced its existing term loan, previously referred to as Term Loan B-1 (as so amended and refinanced, the “2023 Term Loans”), in order to, among other things, extend the due date of the loan from September 25, 2021 to March 26, 2023, reduce the interest payable from LIBOR plus 2.75% with a LIBOR floor of 0.75% to LIBOR plus 2.25% with a 0% LIBOR floor and increase covenant flexibility (the “Refinancing”).

The Refinancing involved multiple lenders who were considered members of a loan syndicate. In determining whether the Refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Scheduled maturities with respect to the 2023 Term Loans are as follows (in thousands):

Year Ending December 31:
2021	$2,843
2022	2,843
2023	270,747
2024	—
2025	—
Total	$276,433

The Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2023 Term Loans, are met. To date, the Company has not been required to make any such mandatory prepayments. The 2023 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. The 2023 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2023 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at December 31, 2020.

At December 31, 2020, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $0.4 million and $1.0 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the 2023 Term Loans using the effective interest method. During each of the years ended December 31, 2020, 2019 and 2018, the Company had amortization expense of $0.7 million related to deferred financing costs and original issue discount.

12. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the years ended December 31, 2020, 2019 and 2018, as the Company was in a net loss position, the diluted loss per share did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stock options	15,274	13,814	11,331
Restricted stock units	3,279	3,177	2,592
Total	18,553	16,991	13,923

13. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 16, 2011, the board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company’s ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At December 31, 2020, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended December 31, 2020 and 2019, the Company did not acquire any ordinary shares under the repurchase program.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHARE‑BASED COMPENSATION

Share‑Based Compensation Expense

The following table presents share‑based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost of goods manufactured and sold	$8,430	$9,948	$9,174
Research and development	26,408	29,924	32,943
Selling, general and administrative	55,326	61,105	63,240
Total share-based compensation expense	$90,164	$100,977	$105,357

During the years ended December 31, 2020, 2019 and 2018, $2.6 million, $1.5 million and $2.7 million, respectively, of share‑based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

Share‑Based Compensation Plans

The Company has one share-based compensation plan pursuant to which awards are currently being made: the 2018 Stock Option and Incentive Plan, as amended (the “2018 Plan”). The Company has two share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended, (the “2008 Plan”) and the Alkermes plc 2011 Stock Option and Incentive Plan, as amended (the “2011 Plan”). Effective May 20, 2020, the 2018 Plan was amended such that any shares underlying any outstanding awards granted under the 2011 Plan or the 2008 Plan that are forfeited, canceled, repurchased or otherwise terminated (other than by exercise) from and after such date will become available for issuance pursuant to the 2018 Plan, notwithstanding anything to the contrary in the terms of the 2011 Plan or the 2008 Plan.

The 2018 Plan allows for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock units, cash-based awards and performance shares to employees, officers and directors of, and consultants to, the Company in such amounts and with such terms and conditions as may be determined by the compensation committee of the Company's board of directors, subject to the provisions of the 2018 Plan, as applicable.

At December 31, 2020, there were 13.9 million ordinary shares available for issuance in the aggregate under the 2018 Plan. The 2018 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to‑1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2020	15,235,845	$40.34
Granted	3,799,952	$20.20
Exercised	(682,122)	$12.27
Expired	(1,266,999)	$49.81
Forfeited	(974,487)	$36.28
Outstanding, December 31, 2020	16,112,189	$36.27
Exercisable, December 31, 2020	9,842,531	$40.08

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $9.52, $15.57 and $30.47, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $2.0 million, $21.3 million and $35.5 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2020, there were 6.1 million stock options expected to vest with a weighted average exercise price of $30.46 per share, a weighted average contractual remaining life of 8.5 years with an aggregate intrinsic value of $0.2 million. At December 31, 2020, the aggregate intrinsic value of stock options exercisable was $6.9 million with a weighted average remaining contractual term of 4.3 years. The number of stock options expected to vest was determined by applying the pre‑vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

At December 31, 2020, there was $34.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years. Included within the outstanding stock option balances at December 31, 2020 was 0.4 million performance-based stock options that were granted in 2019 and valued using a Monte Carlo simulation model. The weighted average grant date fair value of such performance-based stock options was $16.78. The unrecognized compensation cost related to these performance-based stock options was $1.9 million at December 31, 2020 and is included in the unrecognized compensation cost noted above. Cash received from option exercises under the Company’s award plans during the years ended December 31, 2020, 2019 and 2018 was $8.4 million, $18.9 million and $20.9 million, respectively.

Time‑Based Restricted Stock Unit Awards

A summary of time‑vested RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2020	3,744,800	$38.99
Granted	3,494,759	$20.22
Vested	(1,097,210)	$41.84
Forfeited	(587,087)	$31.16
Unvested, December 31, 2020	5,555,262	$27.45

The weighted average grant date fair value of time‑vested RSUs granted during the years ended December 31, 2020, 2019 and 2018 were $20.22, $30.47 and $63.01, respectively. The total fair value of time‑vested RSUs that vested during the years ended December 31, 2020, 2019 and 2018, was $45.9 million, $42.4 million and $34.5 million, respectively.

At December 31, 2020, there was $61.0 million of total unrecognized compensation cost related to unvested time‑vested RSUs, which will be recognized over a weighted average remaining contractual term of 1.8 years.

Performance-Based Restricted Stock Unit Awards

In February 2020, the compensation committee of the Company’s board of directors approved awards of performance-based RSUs to employees of the Company at the Senior Vice President level and above, in each case subject to vesting on the achievement of certain commercial and R&D performance criteria to be assessed over a performance period of three years from the date of the grant, and subject, at the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2020	543,554	$54.75
Granted	529,578	$23.43
Forfeited	(574,148)	$53.08
Vested	—	$—
Unvested, December 31, 2020	498,984	$23.43

As the performance-based RSUs granted in February 2020 are subject to a market condition, the grant date fair value for such RSUs was based on a Monte Carlo simulation model. At December 31, 2020, the Company believed it probable that commercial performance criteria underlying the RSUs will be met and, accordingly, has recognized share-based compensation expense related to this portion of the performance-based RSUs. At December 31, 2020, the Company did not consider it probable that the performance criteria related to the R&D portion of the awards will be met and has not recognized any additional share-based compensation expense

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to this portion of the performance-based RSUs. At December 31, 2020, there was $10.4 million of unrecognized compensation cost related to the R&D portion of the performance-based RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met. The unvested awards will expire if it is determined that the performance criteria have not been met on or before December 31, 2022.

In February 2017, the compensation committee of the Company’s board of directors approved awards of RSUs to all employees employed by the Company during 2017, in each case subject to vesting on the achievement of certain performance criteria which were to be assessed over a performance period of three years from the date of the grant (the “2017 Performance Awards”). The grant date fair value of the 2017 Performance Awards was equal to the closing price of the Company’s stock on the Nasdaq Global Select Market on the dates of grant.

In December 2018, the Company achieved one such performance criteria, resulting in the vesting of a portion of the 2017 Performance Awards. Prior to December 2018, the Company did not consider it probable that the performance criteria related to the awards would be met and had not recognized any share-based compensation expense related to the 2017 Performance Awards. Once it was deemed probable that certain performance conditions would be achieved, the Company recognized $17.1 million in share-based compensation expense related to such awards. The Company recognized $2.1 million, $6.7 million and $8.3 million of this expense in cost of goods manufactured and sold, R&D expense and SG&A expense, respectively.

In the first quarter of 2020, the compensation committee of the Company’s board of directors determined the two remaining performance criteria of the 2017 Performance Awards were not achieved. The unvested portion of the 2017 Performance Awards expired as the performance conditions were not met on or before the three year anniversary of the grant date.

15. RESTRUCTURING

On October 18, 2019, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Restructuring included a reduction in headcount of approximately 160 employees across the Company. The Company recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which resulted in cash expenditures and substantially all of which were paid out by December 31, 2020. Restructuring activity during the year ended December 31, 2020 was as follows:

(In thousands)
Balance, January 1, 2020	$9,201
Amounts paid during the period:
Severance	(7,354)
Outplacement services	(108)
Benefits	(1,277)
Balance, December 31, 2020	$462

At December 31, 2020 and 2019, $0.5 million and $9.0 million of the restructuring accrual were included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets, respectively, and none and $0.2 million of the restructuring accrual were included within “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.

16. ACQUISITION

On November 18, 2019, the Company entered into a definitive agreement to acquire Rodin Therapeutics, Inc. (“Rodin”), a privately held biopharmaceutical company focused on developing novel, small molecule therapeutics for synaptopathies. The acquisition was completed on November 25, 2019 and, under the terms of the agreement, the Company made an upfront cash payment of $98.1 million to Rodin’s former security holders and may make up to $850.0 million in future payments, $225.0 million of which are triggered upon achievement by the development candidates acquired in the acquisition of Rodin of certain specified clinical milestones, $300.0 million of which are triggered by the development candidates acquired in the acquisition of Rodin of certain regulatory milestones and $325.0 million of which are triggered upon the attainment of certain sales thresholds.

The Company accounted for the transaction, as an asset acquisition as substantially all of the fair value of Rodin’s gross assets acquired were concentrated in its in-process research and development (“IPR&D”), which was largely in the preclinical stage. As the IPR&D was determined to not have an alternative future use, the Company recorded a charge to R&D expense in the accompanying consolidated statements of operations and comprehensive loss of $86.6 million, which was the amount determined to be the relative fair value of the $98.1 million payment attributed to the acquired IPR&D. The Company has not recorded any of the $850.0 million in

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingent consideration as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2020 and 2019.

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

17. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Item 1— Business” of this Annual Report for information with respect to IP protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2020, 2019 and 2018 is summarized in Note 3, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

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

Under this license agreement, the Company received milestone payments upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. The Company receives tiered royalty payments between 5% and 9% of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA end-market net sales in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents claiming the product in such country. The know‑how royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know‑how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from first commercial sale of a product, subject to the expiry of the license agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement expires upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company is entitled to receive the following milestone payments under its amended and restated license agreement with Acorda for each of the third and fourth new indications of the product developed thereunder: (i) initiation of a phase 3 clinical trial: $1.0 million; (ii) acceptance of an NDA by the FDA: $1.0 million; (iii) approval of the NDA by the FDA: $1.5 million; and (iv) the first commercial sale: $1.5 million.

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

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Biogen has elected to initiate a technology transfer and, following a transition period, assume responsibility for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of that portion of product that is manufactured by Biogen or its designee.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party. Upon termination of the license and collaboration agreement by either party, then, at the Company’s request, the VUMERITY program will revert to the Company.

18. INCOME TAXES

The Company’s provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current income tax provision (benefit):
U.S. federal	$2,943	$(471)	$(53)
U.S. state	1,396	354	1,774
Rest of world	—	—	—
Deferred income tax provision (benefit):
U.S. federal	9,876	(1,503)	10,624
U.S. state	109	881	62
Ireland	—	303	(63)
Total tax provision (benefit)	$14,324	$(436)	$12,344

The income tax provision in 2020, the income tax benefit in 2019 and the income tax provision in 2018 were primarily due to U.S. federal and state taxes. The unfavorable change in income taxes in 2020, as compared to 2019, and the favorable change in income taxes in 2019, as compared to 2018 was primarily due to a significant benefit recorded in 2019 relating to the foreign derived intangible income (“FDII”) proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law by the President of the United States. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits have limited impact on the Company’s income tax provision.

No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $369.0 million at December 31, 2020. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $38.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

The distribution of the Company’s loss before the provision (benefit) for income taxes by geographical area consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Ireland	$(138,070)	$(141,869)	$(180,195)
U.S.	41,599	(55,102)	53,287
Rest of world	(66)	(85)	(59)
Loss before provision (benefit) for income taxes	$(96,537)	$(197,056)	$(126,967)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
(In thousands)	2020	2019
Deferred tax assets:
NOL carryforwards	$233,755	$227,872
Tax credits	59,098	57,385
Accrued expenses and reserves	49,730	20,337
Share-based compensation	44,480	45,214
Other	6,651	8,756
Less: valuation allowance	(253,649)	(242,059)
Total deferred tax assets	140,065	117,505
Deferred tax liabilities:
Property, plant and equipment	(52,707)	(19,926)
Other	(1,697)	(1,590)
Total deferred tax liabilities	(54,404)	(21,516)
Net deferred tax assets	$85,661	$95,989

The activity in the valuation allowance associated with deferred taxes consisted of the following:

(In thousands)	Balance at Beginning of Period	Additions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2018	$(172,797)	$(46,296)	$(219,093)
Deferred tax asset valuation allowance for the year ended December 31, 2019	$(219,093)	$(22,966)	$(242,059)
Deferred tax asset valuation allowance for the year ended December 31, 2020	$(242,059)	$(11,590)	$(253,649)

(1)

The additions in each of the periods presented relate primarily to Irish NOLs. Additionally, in 2019 the Company’s valuation allowance was increased by $3.0 million as a result of the attributes acquired as part of the acquisition of Rodin.

At December 31, 2020, the Company maintained a valuation allowance of $20.9 million against certain U.S. state deferred tax assets and $232.8 million against certain Irish deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the remaining valuation allowances could be released in part or in whole. If the Company incurs losses in the U.S. in the future, or experiences significant excess tax benefits arising from the future exercise of stock options and/or the vesting of RSUs, the evaluation of the recoverability of the U.S. deferred tax assets could change and a valuation allowance against the U.S. deferred tax assets may be required in part or in whole.

As of December 31, 2020, the Company had $1.6 billion of Irish NOL carryforwards, $33.3 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $48.6 million of federal R&D credits and $23.0 million of state tax credits which will either expire on various dates through 2040 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

As a result of the acquisition of Rodin, the Company acquired $51.3 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $0.7 million of U.S. federal R&D credit carryforwards and $0.4 million of state R&D credit carryforwards. These attributes are subject to multiple limitations based upon prior changes in the ownership of the ordinary shares of Rodin.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2020	2019	2018
Statutory tax rate	12.5%	12.5%	12.5%

Loss before income taxes at statutory rate	$(12,067)	$(24,632)	$(15,871)

Change in valuation allowance	11,590	19,882	28,371
Share-based compensation	8,972	6,287	1,163
Foreign rate differential(1)	7,798	5,390	5,405
Intercompany amounts(2)	6,234	(1,125)	(751)
U.S. state income taxes, net of U.S. federal benefit	1,298	1,051	1,732
Irish rate differential(3)	2,511	(146)	(2,350)
Uncertain tax positions	811	776	563
Non deductible lobbying expenses	683	736	661
Federal tax law change(4)	248	(8,111)	—
In-process R&D(5)	84	10,824	—
Foreign derived intangible income	(3,125)	(3,450)	—
R&D credit	(11,198)	(8,846)	(7,698)
Other permanent items(6)	485	928	1,119
Income tax provision (benefit)	$14,324	$(436)	$12,344

Effective tax rate	(14.8)%	0.2%	(9.7)%

(1)	Represents income or losses of non-Irish subsidiaries, including U.S. subsidiaries, subject to tax at a rate other than the Irish statutory rate.
(2)	Intercompany amounts include cross-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company's consolidated loss before taxes.
(3)	Represents income or losses of Irish companies subject to tax at a rate other than the Irish statutory rate.
(4)

During the year ended December 31, 2019, federal tax law change represents federal income tax benefit related to the foreign derived intangible income deductions for 2018 following the publications by the IRS and the Department of Treasury of proposed regulations in March 2019.

(5)	Represents the tax effect of the research and development expense recorded on the acquisition of Rodin.
(6)	Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses and non-deductible compensation of senior officers of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2017	$5,518
Additions based on tax positions related to prior periods	4
Additions based on tax positions related to the current period	559
Balance, December 31, 2018	$6,081
Additions based on tax positions related to prior periods	38
Additions based on tax positions related to the current period	738
Balance, December 31, 2019	$6,857
Additions based on tax positions related to prior periods	15
Additions based on tax positions related to the current period	796
Balance, December 31, 2020	$7,668

The unrecognized tax benefits at December 31, 2020, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2020, 2019 and 2018, the Company's accrued interest and penalties related to uncertain tax positions were not material.

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2017 through 2020 fiscal years remain subject to examination by the respective tax authorities.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In Ireland, the years 2016 to 2020 remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 1999 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

The years ended December 31, 2018 and 2017 for Alkermes Finance S.a.r.l are currently under examination by the Tax Authorities in Luxembourg. There are no uncertain tax positions or adjustments associated with the audit at this time.

19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2020, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceuticals NV and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”), Mylan Pharmaceuticals Inc. (“Mylan”), and Mylan Institutional LLC and in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC, following the respective filings by each of Teva, Mylan Labs, and Pharmascience of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2020, a trial was held in the lawsuit between the Janssen entities and the Teva entities. Requested judicial remedies in each of the lawsuits included recovery of litigation costs and injunctive relief. The Company is not a party to any of these proceedings.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIVITROL ANDA Litigation

In September 2020, Alkermes, Inc. and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the NJ District Court against Teva and Teva PI following the filing by Teva of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VIVITROL (naltrexone for extended-release injectable suspension) before the expiration of the Company’s U.S. Patent No. 7,919,499. Teva filed its Answer on November 16, 2020, which included counterclaims against the Company. The Company filed its Reply to Teva’s counterclaims on December 7, 2020. The Company intends to vigorously defend its intellectual property. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act).

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

Purchase Commitments

The Company has open purchase orders for plant and equipment as part of the normal course of business. At December 31, 2020, the Company’s open purchase orders were $3.5 million for capital commitments.