Form 10-Q
period 2021-03-31
Alkermes plc.
filed 2021-04-28
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 23, 2021 was 160,451,949 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Cautionary Note Concerning Forward-Looking Statements

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. Forward‑looking statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include, without limitation, statements regarding:

•	our expectations regarding our financial performance, including revenues, expenses, liquidity, capital expenditures and income taxes;
•

our expectations regarding our products, including those related to product development, regulatory filings, approvals and timelines, therapeutic and commercial scope and potential, and the costs and expenses related to such activities and expectations;

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

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding collaborations, licensing arrangements and other significant agreements with third parties relating to our products and our development programs;
•	our expectations regarding the impact of new legislation, rules, regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; and
•	other expectations discussed elsewhere in this Form 10-Q.

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
•

we rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, our revenues could be materially adversely affected;

•	we face competition in the biopharmaceutical industry;
•	our revenues may decrease or grow at a slower than expected rate due to many factors;
•

revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our financial obligation to payers could result in decreased sales of our products and/or decreased revenues;

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

•

the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies may not agree with our regulatory approval strategies or components of our filings for our products, including our clinical trial designs, conduct and methodologies and the adequacy of the data and other information included in our submissions, and may not approve our products or may delay approval;

•	the FDA or other regulatory agencies may impose limitations or post approval requirements on approvals for our products;
•	we are subject to risks related to the manufacture of our products;
•	we rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture;
•	patent and other IP protection for our products is key to our business and our competitive position but is uncertain;
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

•	if there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could face costs, penalties and a loss of business;
•	we may not become profitable on a sustained basis;
•	our level of indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business;
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

For additional discussion regarding these risks, assumptions and uncertainties, and other material risks to our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).  In light of these risks, assumptions and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Form 10-Q may also include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report. These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.

Note Regarding Company and Product References

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a portfolio of proprietary commercial products focused on addiction and schizophrenia, and a pipeline of product candidates in development for schizophrenia, bipolar I disorder, neurodegenerative disorders and cancer. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our product candidates and product candidates using our proprietary technologies (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LYBALVITM, NanoCrystal® and VIVITROL®.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,028	$272,961
Investments—short-term	335,967	362,066
Receivables, net	243,514	275,143
Contract assets	9,279	14,401
Inventory	134,178	125,738
Prepaid expenses and other current assets	78,043	60,662
Total current assets	1,006,009	1,110,971
PROPERTY, PLANT AND EQUIPMENT, NET	346,327	350,003
RIGHT-OF-USE ASSETS	127,430	131,718
INTANGIBLE ASSETS, NET	101,785	111,191
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	81,124	86,228
INVESTMENTS—LONG-TERM	86,448	24,780
CONTINGENT CONSIDERATION	19,412	24,651
OTHER ASSETS	16,813	17,315
TOTAL ASSETS	$1,878,221	$1,949,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$339,088	$412,171
Operating lease liabilities—short-term	15,833	15,732
Contract liabilities—short-term	7,921	7,512
Current portion of long-term debt	3,000	2,843
Total current liabilities	365,842	438,258
LONG-TERM DEBT	294,702	272,118
OPERATING LEASE LIABILITIES—LONG-TERM	115,504	119,464
CONTRACT LIABILITIES—LONG-TERM	14,745	16,397
OTHER LONG-TERM LIABILITIES	36,273	36,511
Total liabilities	827,066	882,748
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 163,835,905 and 162,269,220 shares issued; 160,198,009 and 159,161,141 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,638	1,620
Treasury shares, at cost (3,637,896 and 3,108,079 shares at March 31, 2021 and December 31, 2020, respectively)	(136,500)	(126,087)
Additional paid-in capital	2,703,234	2,685,647
Accumulated other comprehensive loss	(1,950)	(1,349)
Accumulated deficit	(1,515,267)	(1,492,849)
Total shareholders’ equity	1,051,155	1,066,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,878,221	$1,949,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$129,963	$129,726
Manufacturing and royalty revenues	119,847	116,251
License revenue	1,500	—
Research and development revenue	120	243
Total revenues	251,430	246,220
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	41,020	47,211
Research and development	92,268	93,279
Selling, general and administrative	125,168	133,372
Amortization of acquired intangible assets	9,406	9,728
Total expenses	267,862	283,590
OPERATING LOSS	(16,432)	(37,370)
OTHER (EXPENSE) INCOME, NET:
Interest income	864	2,760
Interest expense	(3,970)	(2,857)
Change in the fair value of contingent consideration	1,278	6,800
Other expense, net	(393)	(658)
Total other (expense) income, net	(2,221)	6,045
LOSS BEFORE INCOME TAXES	(18,653)	(31,325)
INCOME TAX PROVISION	3,765	7,329
NET LOSS	$(22,418)	$(38,654)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.14)	$(0.24)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	159,634	158,095
COMPREHENSIVE LOSS:
Net loss	$(22,418)	$(38,654)
Holding (loss) gain, net of a tax (benefit) provision of $(174) and $87, respectively	(601)	317
COMPREHENSIVE LOSS	$(23,019)	$(38,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,418)	$(38,654)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	19,643	20,608
Share-based compensation expense	15,451	19,813
Deferred income taxes	5,255	3,665
Change in the fair value of contingent consideration	(1,278)	(6,800)
Loss on debt extinguishment	171	—
Payment made for debt modification	(248)	—
Other non-cash charges	195	283
Changes in assets and liabilities:
Receivables	31,648	10,370
Contract assets	5,122	(5,813)
Inventory	(8,652)	(6,842)
Prepaid expenses and other assets	(16,807)	13,615
Right-of-use assets	4,177	3,926
Accounts payable and accrued expenses	(71,949)	(51,254)
Contract liabilities	(1,243)	(859)
Operating lease liabilities	(3,996)	(2,378)
Other long-term liabilities	(217)	48
Cash flows used in operating activities	(45,146)	(40,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(7,986)	(19,799)
Proceeds from the sale of equipment	176	3
Proceeds from contingent consideration	6,430	—
Purchases of investments	(122,545)	(27,212)
Sales and maturities of investments	86,193	64,500
Cash flows (used in) provided by investing activities	(37,732)	17,492
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	2,053	3,070
Employee taxes paid related to net share settlement of equity awards	(10,413)	(7,283)
Proceeds from the issuance of long-term debt	23,567	—
Payment made for debt extinguishment	(262)	—
Principal payments of long-term debt	—	(711)
Cash flows provided by (used in) financing activities	14,945	(4,924)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,933)	(27,704)
CASH AND CASH EQUIVALENTS—Beginning of period	272,961	203,771
CASH AND CASH EQUIVALENTS—End of period	$205,028	$176,067
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$995	$5,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2020	162,269,220	$1,620	$2,685,647	$(1,349)	$(1,492,849)	(3,108,079)	$(126,087)	$1,066,982
Issuance of ordinary shares under employee stock plans	134,163	4	2,049	—	—	—	—	2,053
Receipt of Alkermes’ shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,432,522	14	(14)	—	—	(529,817)	(10,413)	(10,413)
Share-based compensation	—	—	15,552	—	—	—	—	15,552
Unrealized loss on marketable securities, net of tax benefit of $174	—	—	—	(601)	—	—	—	(601)
Net loss	—	—	—	—	(22,418)	—	—	(22,418)
BALANCE — March 31, 2021	163,835,905	$1,638	$2,703,234	$(1,950)	$(1,515,267)	(3,637,896)	$(136,500)	$1,051,155

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	160,489,888	$1,602	$2,586,030	$(1,816)	$(1,381,988)	(2,710,886)	$(118,386)	$1,085,442
Issuance of ordinary shares under employee stock plans	258,137	3	3,068	—	—	—	—	3,071
Receipt of Alkermes’ shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,020,510	10	(10)	—	—	(372,846)	(7,283)	(7,283)
Share-based compensation	—	—	20,125	—	—	—	—	20,125
Unrealized gain on marketable securities, net of tax provision of $87	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	(38,654)	—	—	(38,654)
BALANCE — March 31, 2020	161,768,535	$1,615	$2,609,213	$(1,499)	$(1,420,642)	(3,083,732)	$(125,669)	$1,063,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a portfolio of proprietary commercial products focused on addiction and schizophrenia, and a pipeline of product candidates in development for schizophrenia, bipolar I disorder, neurodegenerative disorders and cancer. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2021 and 2020 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and/or recommendations, and/or the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, including healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

The Company continues to closely monitor and respond to the ongoing impact of COVID-19 on its employees, communities and business operations. Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on the Company’s financial condition and operating results may differ from current projections. These uncertainties include, among others, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, are being or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions, and imposition of social distancing measures; impacts of the pandemic on the Company’s employees, the vendors or distribution channels in the Company’s supply chain and on the Company’s ability to continue to manufacture its products; impacts of the pandemic on the conduct of the Company’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including the Company’s Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the Irish, U.S. and global economies more broadly.

The Company relies upon third parties for many aspects of its business, including the provision of goods and services related to the manufacture of its clinical products and its and its partners’ marketed products, the conduct of its clinical trials, and the sale of its proprietary marketed products and the marketed products of its licensees from which the Company receives manufacturing and royalty revenue. Any prolonged material disruption to the third parties on which the Company relies could negatively impact the Company’s ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

The marketed products from which the Company derives revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, social distancing requirements and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees and the Company expects commercial sales of these marketed products to continue to be adversely impacted while the pandemic persists.

During the three months ended March 31, 2021, the Company continued to take actions to support uninterrupted access to its proprietary marketed products. However, the Company currently expects commercial sales of its marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few months. These items are discussed in greater detail in the “Results of Operations” section in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This ASU applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU became effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing the impact that this ASU may have on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Under FASB Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract(s); and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL and ARISTADA (together with ARISTADA INITIO) in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

During the three months ended March 31, 2021 and 2020, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
VIVITROL	$74,534	$78,769
ARISTADA and ARISTADA INITIO	55,429	50,957
Total product sales, net	$129,963	$129,726

Manufacturing and Royalty Revenues

During the three months ended March 31, 2021 and 2020, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended March 31, 2021
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$61,570	$61,570
RISPERDAL CONSTA	10,683	3,479	14,162
AMPYRA/FAMPYRA	8,078	6,594	14,672
VUMERITY	2,448	10,992	13,440
Other	3,876	12,127	16,003
	$25,085	$94,762	$119,847

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended March 31, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$54,927	$54,927
RISPERDAL CONSTA	23,583	3,733	27,316
AMPYRA/FAMPYRA	7,822	7,147	14,969
VUMERITY	1,327	365	1,692
Other	7,479	9,868	17,347
	$40,211	$76,040	$116,251

Contract assets include unbilled amounts under certain of the Company’s contracts with customers where revenue is recognized over time. Total contract assets as of March 31, 2021 included $9.3 million of assets that were classified as “Current assets” in the accompanying condensed consolidated balance sheets, as they related to manufacturing processes that are completed in ten days to eight weeks, and $5.0 million that was classified as “Other assets” in the accompanying condensed consolidated balance sheets, as it consisted of consideration from the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive within the next two years.

Total contract assets at March 31, 2021 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2020	$19,401
Additions	8,785
Transferred to receivables, net	(13,907)
Contract assets at March 31, 2021	$14,279

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue.

Total contract liabilities at March 31, 2021 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2020	$23,909
Additions	—
Amounts recognized into revenue	(1,243)
Contract liabilities at March 31, 2021	$22,666

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Allowance for	Estimated
March 31, 2021	Cost	Gains	One Year	One Year	Credit Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$154,429	$730	$(29)	$—	$—	$155,130
International government agency debt securities	97,419	289	(19)	—	—	97,689
U.S. government and agency debt securities	81,079	223	—	—	—	81,302
	332,927	1,242	(48)	—	—	334,121
Held-to-maturity securities:
Fixed term deposit account	1,667	179	—	—	—	1,846
Total short-term investments	334,594	1,421	(48)	—	—	335,967
Long-term investments:
Available-for-sale securities:
Corporate debt securities	34,670	—	(47)	—	—	34,623
International government agency debt securities	30,165	—	(40)	—	—	30,125
U.S. government and agency debt securities	19,891	—	(11)	—	—	19,880
	84,726	—	(98)	—	—	84,628
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	86,546	—	(98)	—	—	86,448
Total investments	$421,140	$1,421	$(146)	$—	$—	$422,415

December 31, 2020
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$176,937	$1,105	$(7)	$—	$(977)	$177,058
U.S. government and agency debt securities	103,011	336	(2)	—	—	103,345
International government agency debt securities	79,346	469	(6)	—	—	79,809
	359,294	1,910	(15)	—	(977)	360,212
Held-to-maturity securities:
Fixed term deposit account	1,667	187	—	—	—	1,854
Total short-term investments	360,961	2,097	(15)	—	(977)	362,066
Long-term investments:
Available-for-sale securities:
Corporate debt securities	7,908	—	(10)	—	—	7,898
International government agency debt securities	15,077	—	(15)	—	—	15,062
	22,985	—	(25)	—	—	22,960
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	24,805	—	(25)	—	—	24,780
Total investments	$385,766	$2,097	$(40)	$—	$(977)	$386,846

At March 31, 2021, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were other-than-temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. In making the determination whether the decline in fair value of these securities was other-than-temporary, the Company

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis.

If the Company intends to sell a security, or it is more likely than not that the Company would be required to sell a security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or investments that the Company intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on available-for-sale investments related to other factors is recorded as a component of accumulated other comprehensive income. During the three months ended March 31, 2021 and 2020, no other-than-temporary impairment charges were recognized.

In May 2014, the Company entered into an agreement whereby it committed to provide up to €7.4 million to Fountain Healthcare Partners II, L.P., an Irish partnership (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment to Fountain represents approximately 7% of Fountain’s total funding. As of March 31, 2021, the Company had invested €7.0 million in Fountain. The Company is accounting for its investment in Fountain under the equity method.

The Company’s net investment in Fountain was $5.6 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively, and was included within “Other assets” in the accompanying condensed consolidated balance sheets.

The proceeds from sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Proceeds from the sales and maturities of marketable securities	$86,193	$64,500
Realized gains	$—	$9
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at March 31, 2021 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$238,884	$239,281	$3,488	$3,667
After 1 year through 5 years	178,768	179,467	—	—
Total	$417,652	$418,748	$3,488	$3,667

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities at March 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
(In thousands)	2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,844	$31,844	$—	$—
U.S. government and agency debt securities	101,182	66,595	34,587	—
Corporate debt securities	189,753	—	188,776	977
International government agency debt securities	127,814	—	127,814	—
Contingent consideration	27,282	—	—	27,282
Total	$477,875	$98,439	$351,177	$28,259

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,849	$41,849	$—	$—
U.S. government and agency debt securities	103,345	73,451	29,894	—
Corporate debt securities	184,956	—	183,979	977
International government agency debt securities	94,871	—	94,871	—
Contingent consideration	32,451	—	—	32,451
Total	$457,472	$115,300	$308,744	$33,428

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the three months ended March 31, 2021. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at March 31, 2021:

(In thousands)	Fair Value
Balance, January 1, 2021	$33,428
Change in the fair value of contingent consideration	1,278
Milestone payments received by the Company related to contingent consideration	(6,429)
Royalty payments due to the Company related to contingent consideration	(18)
Balance, March 31, 2021	$28,259

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

In April 2015, the Company sold its Gainesville, GA manufacturing facility, the manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam to Recro Pharma, Inc. (“Recro”) and Recro Gainesville LLC (such transaction, the “Gainesville Transaction”). The Gainesville Transaction included in the purchase price contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (such products, the “Meloxicam Products”), and milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products.

In November 2019, Recro spun out its acute care segment to Baudax Bio, Inc. (“Baudax”), a publicly-traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay the Company certain contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

In Baudax’s Annual Report on Form 10-K for the period ended December 31, 2020, Baudax included disclosures regarding its ability to continue as a going concern. At March 31, 2021, the Company determined the fair value of the contingent consideration as follows:

•

The Company is due to receive $1.4 million in June 2021 related to the FDA approval in February 2020 of the New Drug Application (“NDA”) for ANJESO, the first Meloxicam Product, and an additional $38.6 million to be paid in six equal, annual installments on each anniversary of such approval beginning in February 2022;

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

In order to address the substantial doubt about Baudax’s ability to continue as a going concern, the Company split its fair value analysis into two scenarios and applied an equal weighting to each. In the first scenario, the amounts above were all discounted using a rate of 13% at March 31, 2021 and December 31, 2020, which the Company believes captures a market participant’s view of the risk associated with the expected payments assuming Baudax is able to continue as a going concern. In the second scenario, the Company used the undiscounted values derived from the amounts summarized above and applied a recovery rate of 18% at March 31, 2021 and December 31, 2020, based on an analysis performed by Moody’s Investor Service regarding recoveries in a pandemic-driven default cycle.

At March 31, 2021 and December 31, 2020, the Company determined that the fair value of the contingent consideration related to the Gainesville Transaction was $27.3 million and $32.5 million, respectively. At March 31, 2021 and December 31, 2020, $7.9 million and $7.8 million, respectively, of the fair value of the contingent consideration was included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets, and $19.4 million and $24.7 million, respectively, of the fair value of the contingent consideration was included within “Contingent consideration” in the accompanying condensed consolidated balance sheets. The Company recorded an increase of $1.3 million and $6.8 million during the three months ended March 31, 2021 and 2020, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss.

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $298.5 million and $275.1 million at March 31, 2021 and December 31, 2020, respectively. See Note 11, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Raw materials	$47,788	$44,944
Work in process	56,081	53,243
Finished goods(1)	30,309	27,551
Total inventory	$134,178	$125,738

(1)	At March 31, 2021 and December 31, 2020, the Company had $25.4 million and $26.5 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

As of March 31, 2021 and December 31, 2020, the carrying value of inventory included $14.0 million and $13.8 million, respectively, associated with LYBALVI, which was capitalized in advance of regulatory approval.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Land	$6,560	$6,560
Building and improvements	178,235	178,194
Furniture, fixtures and equipment	369,162	366,051
Leasehold improvements	52,508	52,508
Construction in progress	105,743	102,833
Subtotal	712,208	706,146
Less: accumulated depreciation	(365,881)	(356,143)
Total property, plant and equipment, net	$346,327	$350,003

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		March 31, 2021
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(384,948)	$80,642
NanoCrystal technology	13	74,600	(56,168)	18,432
OCR(1) technologies	12	42,560	(39,849)	2,711
Total		$582,750	$(480,965)	$101,785

(1)	OCR refers to the Company’s oral controlled release technologies.

Based on the Company’s most recent analysis, amortization of intangible assets included within its condensed consolidated balance sheet at March 31, 2021 is expected to be approximately $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2021 through 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. LEASES

Future lease payments under non-cancelable leases as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
2021	$12,865	$16,882
2022	17,001	17,001
2023	17,266	17,266
2024	17,536	17,536
2025	17,810	17,810
Thereafter	109,002	109,311
Total lease payments	$191,480	$195,806
Less: imputed interest	(60,143)	(60,610)
Total operating lease liabilities	$131,337	$135,196

At March 31, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.25% and 12.4 years, respectively. During the three months

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

ended March 31, 2021 and 2020, cash paid for amounts included for the measurement of lease liabilities was $3.7 million and $2.4 million, respectively, and the Company recorded operating lease expense of $4.2 million and $3.9 million, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Accounts payable	$36,097	$46,034
Accrued compensation	49,357	71,178
Accrued sales discounts, allowances and reserves	191,113	218,877
Accrued other	62,521	76,082
Total accounts payable and accrued expenses	$339,088	$412,171

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
2026 Term Loans, due March 12, 2026	$297,702	$—
2023 Term Loans, due March 26, 2023	—	274,961
Less: current portion	(3,000)	(2,843)
Long-term debt	$294,702	$272,118

In March 2021, the Company amended and refinanced its existing term loans, previously referred to as the 2023 Term Loans (as so amended and refinanced the “2026 Term Loans”), in order to, among other things, provide for a new class of replacement term loans equal to $300.0 million; extend the due date from March 26, 2023 to March 12, 2026; amend the interest payable from LIBOR plus 2.25% with no LIBOR floor to LIBOR plus 2.50% with a LIBOR floor of 0.50%; and increase covenant flexibility (such refinancing, the “Term Loan Refinancing”).

Under the 2026 Term Loans, the Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2026 Term Loans, are met. To date, the Company has not been required to make any such mandatory prepayments. The 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. The 2026 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2026 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at March 31, 2021.

The Term Loan Refinancing involved multiple lenders who were considered members of a loan syndicate. In determining whether the Term Loan Refinancing should be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial. A change in the debt terms was considered to be substantial if the present value of the remaining cash flows under the new terms of the 2026 Term Loans were at least 10% different from the present value of the remaining cash flows under the 2023 Term Loans (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual creditor participating in the loan syndication. With the exception of three lenders with respective holdings ranging from 2%-7% of the total outstanding principal amount of the 2023 Term Loans at the date of the Term Loan Refinancing whose holding amounts were accounted for as a debt extinguishment, the Term Loan Refinancing was otherwise accounted for as a debt modification.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Term Loan Refinancing resulted in a $2.1 million charge in the three months ended March 31, 2021, which was included in “Interest expense” in the accompanying condensed consolidated statement of operations and comprehensive loss.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cost of goods manufactured and sold	$2,178	$1,965
Research and development	4,063	6,160
Selling, general and administrative	9,210	11,688
Total share-based compensation expense	$15,451	$19,813

At March 31, 2021 and December 31, 2020, $2.7 million and $2.6 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three months ended March 31, 2021 and 2020, as the Company was in a net loss position, the diluted loss per ordinary share calculation did not assume conversion or exercise of stock options and restricted stock unit awards, as they would have had an anti-dilutive effect on loss per ordinary share.

The following potential ordinary share equivalents have not been included in the loss per ordinary share calculations because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Stock options	15,451	14,829
Restricted stock unit awards	2,877	4,416
Total	18,328	19,245

14. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2021, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In October 2020, a trial was held in the lawsuit between the Janssen entities and the Teva entities and closing arguments for such trial were heard in March 2021. Requested judicial remedies in each of the lawsuits include recovery of litigation costs and injunctive relief. The Company is not a party to any of these proceedings.

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

RISPERDAL CONSTA European Opposition Proceedings

In December 2016, Nanjing Luye Pharmaceutical Co., Ltd., Pharmathen SA, Teva PI and Dehns Ltd (a law firm representing an unidentified opponent) filed notices of opposition with the European Patent Office (the “EPO”) in respect of EP 2 269 577 B (the “EP ’577 Patent”), which is a patent directed to certain risperidone microsphere compositions, including RISPERDAL CONSTA. Following a hearing on the matter in January 2019, the EPO issued a written decision revoking the EP ’577 Patent in April 2019. The Company filed a notice of appeal of the decision to the EPO’s Technical Boards of Appeal in June 2019. Pharmathen SA submitted a reply in November 2019 and Nanjing Luye Pharmaceutical Co., Ltd. and Teva PI submitted replies in December 2019. The Company will continue to vigorously defend the EP ’577 Patent.

VIVITROL ANDA Litigation

In September 2020, Alkermes, Inc. and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the NJ District Court against Teva and Teva PI following the filing by Teva of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VIVITROL (naltrexone for extended-release injectable suspension) before the expiration of the Company’s U.S. Patent No. 7,919,499. Teva filed its Answer in November 2020, which included counterclaims against the Company. The Company filed its Reply to Teva’s counterclaims in December 2020. The Company intends to vigorously defend its intellectual property. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

VUMERITY ANDA Litigation

On March 17, 2021, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals Development Inc. (“Teva PD”) following the filing by Teva PD of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) before the expiration of the Company’s U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the Hatch-Waxman Act.

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and federal governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

Securities Litigation

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the U.S. District Court for the Eastern District of New York (the “EDNY District Court”) captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the EDNY District Court consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint in July 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. On February 26, 2021, the EDNY District Court entered a final judgment and order dismissing the action in its entirety (the “Final Judgment and Order”). On March 26, 2021, the plaintiff filed a notice of appeal, appealing the Final Judgment and Order to the United States Court of Appeals for the Second Circuit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 6 in this Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report.

Executive Summary

Net loss for the three months ended March 31, 2021 was $22.4 million or $0.14 per ordinary share—basic and diluted, as compared to a net loss of $38.7 million or $0.24 per ordinary share—basic and diluted for the three months ended March 31, 2020. The decrease in net loss in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $15.7 million decrease in operating expenses and a $5.2 million increase in revenue. The decrease in net loss was partially offset by the $2.1 million charge that resulted from the completion of the Term Loan Refinancing during the three months ended March 31, 2021.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and/or recommendations, and/or the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, including healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

We continue to closely monitor and respond to the ongoing impact of COVID-19 on our employees, our communities and our business operations. We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, we instituted a global remote work policy for those of our employees who are able to work remotely. Certain of our field-based employees have since resumed in-person interactions, as appropriate and on a voluntary basis, in accordance with location-specific guidance.

At the same time, we have worked to continue our critical business functions, including continued operation of our manufacturing facilities and our laboratories, and have continued to conduct our discovery efforts and supply our medicines. For those of our employees who work in our manufacturing facilities and laboratories or who otherwise enter any of our sites, we have instituted additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment, implementation of a daily health screening application and physical distancing practices to help protect their health and safety. We have also taken actions to support people living with schizophrenia, opioid dependence and alcohol dependence to help assure that they have access to the information, resources and medicines that may assist in their treatment.

The marketed products from which we derive revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, social distancing requirements and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees and we expect commercial sales of these marketed products to continue to be adversely impacted while the pandemic persists.

During the three months ended March 31, 2021, we continued to take actions to support uninterrupted access to our proprietary marketed products. However, we currently expect commercial sales of our marketed products, particularly VIVITROL, to continue to be impacted by the COVID-19 pandemic over the next few months. These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

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

Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on our financial condition and operating results may differ from our current projections. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, are being, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on our employees, the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence and schizophrenia; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the Irish, U.S. and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part I, Item 1A—Risk Factors” in our Annual Report.

Products

Marketed Products

Our portfolio of marketed products is designed to help address unmet medical needs of patients in major therapeutic areas. See the descriptions of the marketed products below, and see “Part I, Item 1A—Risk Factors” in our Annual Report for important factors that could adversely affect our marketed products.  For information with respect to the IP protection for these marketed products, see the descriptions of the marketed products below and the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report.

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

Proprietary Products

We have developed and now commercialize products designed to help address the unmet needs of patients suffering from opioid dependence, alcohol dependence and schizophrenia. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our proprietary products.

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA utilizes our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is available in four dose strengths with once-monthly dosing options (441 mg, 662 mg and 882 mg), a six-week dosing option (882 mg) and a two-month dosing option (1064 mg). ARISTADA is packaged in a ready-to-use, pre-filled syringe product format. We developed ARISTADA and exclusively manufacture and commercialize it in the U.S.

In April 2021, U.S. Patent No. 10,973,816 relating to ARISTADA was granted. The patent has claims to ARISTADA’s commercial process and expires in 2035.

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

For a discussion of legal proceedings related to VIVITROL, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the sections entitled “—Patent and other IP protection for our products is key to our business and our competitive position but is uncertain,” “—Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business” and “—Litigation or arbitration filed against Alkermes, including securities litigation, or regulatory actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA, INVEGA TRINZA and RISPERDAL CONSTA, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

VIVITROL (Russia and CIS)

VIVITROL is described more fully under the heading “Proprietary Products” above in this Form 10-Q. We developed and exclusively manufacture VIVITROL for Cilag. Cilag exclusively commercializes VIVITROL in Russia and certain countries of the CIS.

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

For a discussion of legal proceedings related to certain of the patents covering VUMERITY, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

Key Development Programs

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the intellectual property protection for our key development candidates.

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

The LYBALVI NDA is a 505(b)(2) NDA that relies in part on the FDA’s findings of safety and effectiveness for ZYPREXA and in part on original preclinical and clinical data generated by Alkermes. For more information about 505(b)(2) NDAs, see the “Regulatory, Hatch-Waxman Act” section of “Part I, Item 1—Business” in our Annual Report. We are seeking approval of LYBALVI for the treatment of schizophrenia and for the treatment of manic and mixed episodes associated with bipolar I disorder as a monotherapy or adjunct to lithium or valproate and for maintenance treatment of bipolar I disorder, and of fixed dosage strengths of LYBALVI composed of 10 mg of samidorphan co-formulated with 5 mg, 10 mg, 15 mg or 20 mg of olanzapine.

In November 2020, we received a Complete Response Letter (“CRL”), which included a request for information, from the FDA regarding the LYBALVI NDA, following the FDA’s remote review of manufacturing records requested under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) relating to the manufacture of LYBALVI at our Wilmington, Ohio facility. In December 2020, we resubmitted the NDA, and the FDA acknowledged receipt of our NDA resubmission and assigned the NDA a Prescription Drug User Fee Act (“PDUFA”) target action date of June 1, 2021. Following our NDA resubmission, the FDA issued a new request for records under Section 704(a)(4) of the FDCA to supplement the information that we previously provided.

Nemvaleukin alfa (formerly referred to as ALKS 4230)

Nemvaleukin alfa (“nemvaleukin”) is an investigational, novel, engineered fusion protein comprised of modified interleukin-2 (“IL-2”) and the high affinity IL-2 alpha receptor chain, designed to selectively expand tumor-killing immune cells while avoiding the activation of immunosuppressive cells by preferentially binding to the intermediate-affinity IL-2 receptor complex. The selectivity of nemvaleukin is designed to leverage the proven anti-tumor effects of existing IL-2 therapy while mitigating certain limitations.

ARTISTRY is our clinical development program evaluating nemvaleukin in patients with advanced solid tumors. ARTISTRY-1 and ARTISTRY-2 are phase 1/2 studies evaluating the safety, tolerability, efficacy and PK and pharmacodynamic effects of nemvaleukin in patients with refractory advanced solid tumors, in both monotherapy and combination settings with the PD-1 inhibitor pembrolizumab. Nemvaleukin is being evaluated with intravenous (“IV”) administration in ARTISTRY-1 and with subcutaneous (“SC”) administration in ARTISTRY-2. ARTISTRY-3 is a phase

2 study evaluating the clinical and immunologic effects of IV nemvaleukin monotherapy on the tumor microenvironment in a variety of advanced, malignant solid tumors.

In March 2021, the FDA granted nemvaleukin orphan drug designation for the treatment of mucosal melanoma. In April 2021, we announced the initiation of ARTISTRY-6, a phase 2 study evaluating the anti-tumor activity, safety and tolerability of IV nemvaleukin monotherapy in patients with mucosal melanoma and SC nemvaleukin monotherapy in patients with advanced cutaneous melanoma.

Results of Operations

Product Sales, Net

Our product sales, net consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In millions, except for % of Sales)	2021	% of Sales	2020	% of Sales
Product sales, gross	$272.6	100.0%	$260.2	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(70.9)	(26.0)%	(61.9)	(23.8)%
Chargebacks	(25.0)	(9.2)%	(22.6)	(8.7)%
Product discounts	(21.4)	(7.9)%	(20.2)	(7.8)%
Medicare Part D	(13.1)	(4.8)%	(12.3)	(4.7)%
Other	(12.2)	(4.4)%	(13.5)	(5.2)%
Total adjustments	(142.6)	(52.3)%	(130.5)	(50.2)%
Product sales, net	$130.0	47.7%	$129.7	49.8%

Our product sales, net, for VIVITROL in the three months ended March 31, 2021 were $74.5 million, as compared to $78.8 million in the three months ended March 31, 2020. Product sales, net for ARISTADA and ARISTADA INITIO in the three months ended March 31, 2021 were $55.5 million, as compared to $50.9 million in the three months ended March 31, 2020.

ARISTADA and ARISTADA INITIO product sales, gross, increased by 12% in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, which was primarily due to a 6% increase in the number of ARISTADA and ARISTADA INITIO units sold and a 6% increase in the selling price of ARISTADA and ARISTADA INITIO that went into effect in April 2020. VIVITROL product sales, gross, decreased by less than 1% in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a 6% decrease in the number of VIVITROL units sold, primarily as a result of COVID-19-related disruptions, partially offset by a 6% increase in the selling price of VIVITROL that went into effect in June 2020. The increase in Medicaid rebates, as a percentage of sales, is primarily due to an increase in utilization related to the COVID-19 pandemic.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$61.6	$54.9	$6.7
RISPERDAL CONSTA	14.2	27.3	(13.1)
AMPYRA/FAMPYRA	14.7	15.0	(0.3)
VUMERITY	13.4	1.7	11.7
Other	15.9	17.4	$(1.5)
Manufacturing and royalty revenues	$119.8	$116.3	3.5

We earn tiered royalty payments for INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the royalty-bearing patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to the expiry of the license agreement.

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three months ended March 31, 2021, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $965.0 million, as compared to $883.0 million during the three months ended March 31, 2020.

We recognize manufacturing revenue, equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA, at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sale of RISPERDAL CONSTA occurs. The decrease in revenue from RISPERDAL CONSTA in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to a $13.9 million decrease in manufacturing revenue and a $0.3 million decrease in royalty revenue. The decrease in manufacturing revenue in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a 58% decrease in the amount of RISPERDAL CONSTA fully manufactured for Janssen. The decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which were $157.0 million during the three months ended March 31, 2021, as compared to $170.0 million during the three months ended March 31, 2020.

We expect revenues from our long‑acting, atypical franchise to decrease over time. While we expect continued growth from sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA in the near term, we are aware of potential generic competition for RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure in 2021. We are also aware of generic challenges to INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. For a discussion of legal proceedings related to RISPERDAL CONSTA, INVEGA SUSTENNA and INVEGA TRINZA, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. In addition, a number of companies, including us, are working to develop new products to treat schizophrenia and/or bipolar disorder that may compete with INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA. Increased competition from new products or generic versions of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA or RISPERDAL CONSTA may lead to reduced unit sales of INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and RISPERDAL CONSTA, and increased pricing pressure.

We recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon release for bulk batches of VUMERITY and upon shipment for packaged lots of VUMERITY. We also receive a 15% royalty on worldwide net sales of VUMERITY. The increase in revenue from VUMERITY in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to a $10.6 million increase in royalty revenue and a $1.1 million increase in manufacturing revenue. The increase in royalty revenue was due to an increase in worldwide net sales of VUMERITY, which were approximately $73.3 million during the three months ended March 31, 2021, as compared to approximately $2.4 million during the three months ended March 31, 2020. The increase in manufacturing revenue during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily the result of increased manufacturing to satisfy increased demand for the product. For a discussion of legal proceedings related to VUMERITY, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Cost of goods manufactured and sold	$41.0	$47.2	$(6.2)

The decrease in cost of goods manufactured and sold in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $5.0 million decrease in the cost of goods manufactured for RISPERDAL CONSTA and a $1.3 million decrease in the cost of goods sold for VIVITROL. The decreases related to decreases in the number of units manufactured for RISPERDAL CONSTA and the number of units sold for VIVITROL, as discussed above.

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

The following table sets forth our external R&D expenses for the three months ended March 31, 2021 and 2020 relating to our then current key development programs and all other development programs, and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
External R&D Expenses:
Development programs:
nemvaleukin	$18.6	$12.3	$6.3
LYBALVI	6.8	8.1	(1.3)
Other external R&D expenses	15.4	18.2	(2.8)
Total external R&D expenses	40.8	38.6	2.2
Internal R&D expenses:
Employee-related	37.9	40.7	(2.8)
Occupancy	4.8	4.8	—
Depreciation	3.4	3.7	(0.3)
Other	5.4	5.5	(0.1)
Total internal R&D expenses	51.5	54.7	(3.2)
Research and development expenses	$92.3	$93.3	$(1.0)

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

The increase in expenses related to nemvaleukin was primarily due to the advancement of the ARTISTRY development program for the product. The decrease in expenses related to LYBALVI was primarily due to a decrease in clinical activity across the LYBALVI program following submission to the FDA of the NDA for LYBALVI in November 2019. For additional details on the status of our key development programs, see the “Key Development Programs” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

The decrease in employee-related expenses in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $2.1 million decrease in R&D-related share-based compensation expense, partially as a result of a decrease in R&D headcount of 9% from March 31, 2020 to March 31, 2021.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Selling and marketing expense	$79.7	$87.8	$(8.1)
General and administrative expense	45.5	45.6	(0.1)
Selling, general and administrative expense	$125.2	$133.4	$(8.2)

The decrease in selling and marketing expense during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a decrease in marketing expense of $4.7 million, and a decrease in employee-related expenses of $5.6 million. The decrease in marketing expense was primarily due to a reduction in the number of speaker programs and speaker trainings and a reduction in spend related to conferences, primarily due to the impacts of the COVID-19 pandemic and certain targeted expense reductions. The decrease in employee-related expenses was primarily due to a decrease in employee travel related to the impacts of the COVID-19 pandemic.

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Amortization of acquired intangible assets	$9.4	$9.7	$(0.3)

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at March 31, 2021 is expected to be approximately $40.0 million, $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2021 through 2024, respectively.

Other (Expense) Income, Net

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Interest income	$0.9	$2.8	$(1.9)
Interest expense	(4.0)	(2.9)	(1.1)
Change in the fair value of contingent consideration	1.3	6.8	(5.5)
Other expense, net	(0.4)	(0.7)	0.3
Total other (expense) income, net	$(2.2)	$6.0	$(8.2)

The decrease in interest income during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 was primarily due to a decrease in interest rates. Interest income consists primarily of interest earned on our available-for-sale investments.

The increase in interest expense during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 was due to the Term Loan Refinancing completed in March 2021. The Term Loan Refinancing resulted in a charge of $2.1 million in the three months ended March 31, 2021, partially offset by a decrease in interest rates. The Term Loan Refinancing is discussed in greater detail in Note 11, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

The decrease in the change in the fair value of contingent consideration in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to the approval of the NDA for ANJESO by the FDA in February 2020 and an increase in the risk of non-payment. As a result of the product’s approval, we increased the probability of success in our fair value analysis at March 31, 2020 to 100%. In Baudax’s Annual Report on Form 10-K for the period ended December 31, 2020, Baudax included disclosures regarding its ability to continue as a going concern. As a result of this disclosure, we altered the model used to determine the fair value of the contingent consideration. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Provision

	Three Months Ended
	March 31,
(In millions)	2021	2020	Change
Income tax provision	3.8	$7.3	$(3.5)

The income tax provision in the three months ended March 31, 2021 and 2020 primarily related to U.S. federal and state taxes. The favorable change in the income tax provision in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a decrease in income earned in the U.S.

The income tax provision in the three months ended March 31, 2021 primarily related to a $3.8 million discrete tax expense related to employee equity activity. The income tax provision in the three months ended March 31, 2020 primarily related to a $2.6 million tax expense on income earned in the U.S. and a $4.7 million discrete tax expense related to employee equity activity.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2021			December 31, 2020
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$99.8	$105.2	$205.0	$152.8	$120.2	$273.0
Investments—short-term	270.0	66.0	336.0	293.5	68.5	362.0
Investments—long-term	83.4	3.0	86.4	23.2	1.6	24.8
Total cash and investments	$453.2	$174.2	$627.4	$469.5	$190.3	$659.8
Outstanding borrowings—short and long-term	$297.7	$—	$297.7	$275.0	$—	$275.0

At March 31, 2021 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$332.9	$1.2	$—	$—	$334.1
Investments—short-term held-to-maturity	1.7	0.2	—	—	1.9
Investments—long-term available-for-sale	84.7	—	(0.1)	—	84.6
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$421.1	$1.4	$(0.1)	$—	$422.4

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

Our available‑for‑sale investments consist primarily of short‑ and long‑term U.S. government and agency debt securities and corporate debt securities. We classify available‑for‑sale investments in an unrealized loss position, which do not mature within 12 months, as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2021, we performed an analysis of our investments with unrealized losses for impairment and determined that they were not impaired.

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

Information about our cash flows, by category, is presented in “Part I, Item 1—Condensed Consolidated Financial Statements of Cash Flows” in this Form 10-Q. The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash and cash equivalents, beginning of period	$273.0	$203.8
Cash flows used in operating activities	(45.1)	(40.3)
Cash flows (used in) provided by investing activities	(37.8)	17.5
Cash flows provided by (used in) financing activities	14.9	(4.9)
Cash and cash equivalents, end of period	$205.0	$176.1

The increase in cash flows used in operating activities in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, is primarily due to an increase in cash used for working capital, primarily due to a decrease in receivables and contract assets and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory and prepaid expenses and other current assets. The increase in cash used for working capital was partially offset by the decrease in our net loss, net of adjustments to reconcile net loss to cash flows from operating activities.

The change in cash flows from investing activities in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $73.6 million increase in net purchase of investments, partially offset by a $13.2 million decrease in cash paid for property, plant and equipment and a $6.4 million increase in payments we received in connection with the contingent consideration resulting from the Gainesville Transaction.

The change in cash flows from financing activities in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to $23.6 million in proceeds from the Term Loan Refinancing, partially offset by a $4.1 million decrease in the amount of cash we received upon exercises of employee stock options, net of employee taxes.

Borrowings

At March 31, 2021, the principal balance of our borrowings consisted of $300.0 million outstanding under our 2026 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

Contractual Obligations

See the “Contractual Obligations” section in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

At March 31, 2021, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. See the “Critical Accounting Estimates” section in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a discussion of our critical accounting estimates.

New Accounting Standards

See the “New Accounting Pronouncements” section in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for discussion of certain recent accounting standards applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2020, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

We are exposed to non-U.S. currency exchange risk related to manufacturing and royalty revenues we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2020.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

For a discussion of our risk factors, see “Part I, Item 1A—Risk Factors” in our Annual Report. There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2021. As of March 31, 2021, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.

During the three months ended March 31, 2021, we acquired 529,817 of our ordinary shares, at an average price of $19.65 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2021, each of Dr. Craig C. Hopkinson and Messrs. Iain M. Brown, David J. Gaffin, Michael J. Landine and Richard F. Pops, each an executive officer of the Company and Messrs. David W. Anstice and Robert A. Breyer and Dr. Wendy L. Dixon, each a director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #

Amendment No. 6, dated as of March 12, 2021, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, as further amended by Amendment No. 2 on February 14, 2013, as amended by Amendment No. 3 and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2013, as amended by Amendment No. 4 dated as of October 12, 2016, and as amended by Amendment No. 5 dated as of March 26, 2018, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.

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

ALKERMES plc

(Registrant)

By:	/s/ Richard F. Pops
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Iain M. Brown
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2021