Form 10-K/A
period 2020-12-31
Alkermes plc.
filed 2021-04-29
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 23, 2021, 160,451,949 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File Number 001-35299), as filed by the Registrant with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2021 (the “2020 Annual Report”). The principal purpose of this Amendment is to amend Part III to include the information that was intended to be incorporated by reference from the Registrant’s definitive proxy statement for its 2021 annual general meeting of shareholders (the “2021 Annual Meeting”), and to update certain of the information included on the cover page of the 2020 Annual Report and in the list of exhibits included in Item 15 and the Exhibit Index of this Amendment. This Amendment hereby amends the cover page, Part III (Items 10 through 14) and Part IV (Item 15) of the 2020 Annual Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Annual Report. This Amendment does not reflect events occurring after the filing of the 2020 Annual Report (i.e., those events occurring after February 11, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report and the registrant’s other filings with the SEC.

ALKERMES PLC AND

SUBSIDIARIES

Amendment No.1 TO

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2020

Cautionary Note Concerning Forward-Looking Statements

This Amendment contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words.

Actual results, performance, time frames or achievements might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. These risks, assumptions and uncertainties, and other material risks to our business are discussed in “Part I, Item 1A—Risk Factors” in our 2020 Annual Report.  In light of these risks, assumptions and uncertainties, the forward-looking events discussed in this Amendment might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Amendment, which speak only as of the date of this Amendment. All subsequent written and oral forward-looking statements concerning the matters addressed in this Amendment and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Note Regarding Company and Product References

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed products focused on central nervous system disorders such as addiction and schizophrenia and a pipeline of product candidates in the fields of neuroscience and oncology. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Amendment is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Amendment include our marketed products, marketed products using our proprietary technologies, our product candidates and product candidates using our proprietary technologies and (b) references to the “biopharmaceutical industry” in this Amendment are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry”.

Note Regarding Trademarks

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LYBALVITM and VIVITROL®. Other trademarks, trade names and service marks appearing in this Amendment are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Amendment are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Director Biographical Information

The following is a brief biography of each member of the Company’s Board of Directors (the “Board”), including their respective ages as of the date of this Amendment, with each biography including information regarding the specific qualifications and skills that led the Nominating and Corporate Governance Committee of the Board and the Board to determine that each member of the Board should serve as a director.

David W. Anstice AO
Age: 72 Director since: September 2011 Current Public Company Boards: None

Experience: Mr. Anstice served as Executive Vice President of Merck & Co., Inc. (“Merck”) from 2006 until his retirement in 2008, with responsibility for enterprise strategy and implementation. During separate parts of this period he served as acting President, Global Human Health and as President of Merck’s business in Japan. Prior to that, Mr. Anstice served as President of Merck from 2003 to 2006, with responsibility for Merck’s Asia Pacific businesses. In his 34 years with Merck, he held a variety of positions including President, U.S. Human Health; President, Human Health, the Americas; President, U.S./Canada; and President, Human Health, Europe. He reported to the Chief Executive Officer of Merck from 1994 until his retirement in 2008. Mr. Anstice currently serves as a non-executive director of NeuClone Pharmaceuticals Ltd., an unlisted clinical-stage biopharmaceutical company based in Australia. Mr. Anstice previously served as a non-executive director of CSL Limited, a global biopharmaceutical company, from September 2008 until October 2018. Mr. Anstice is also a member of the board of the University of Sydney USA Foundation, and an Adjunct Professor at the University of Sydney Business School.

Qualifications and Skills: Mr. Anstice’s lengthy service with Merck, which included oversight of, and responsibility for, all aspects of pharmaceutical drug development and commercialization in the U.S. and in many countries outside the U.S., provides our Board with broad global research-based pharmaceutical industry experience. Mr. Anstice’s prior leadership positions in industry organizations, including as a board and executive committee member of the Biotechnology Innovation Organization (“BIO”) for approximately ten years and as a former Chairman of the National Pharmaceutical Council, augment his pharmaceutical management, industry knowledge and organizational expertise with knowledge of public policy issues involving pharmaceutical care. Mr. Anstice also has expertise in the areas of strategic planning, risk management and corporate governance.

Robert A. Breyer
Age: 77 Director since: September 2011* Current Public Company Boards: None *Mr. Breyer has announced his retirement from the Board effective as of the close of the 2021 Annual Meeting.

Experience: Mr. Breyer served as President of Alkermes, Inc. from July 1994 until his retirement in December 2001 and as Chief Operating Officer from July 1994 to February 2001. Prior to joining Alkermes, Inc., Mr. Breyer was an executive and held various positions in the global pharmaceutical and medical device industries, including general manager of Eli Lilly Benelux S.A and Eli Lilly Italia S.p.A. Mr. Breyer also served on the board of directors of Lentigen, Inc., a privately held, diversified biology company, from 2007 to 2009.

Qualifications and Skills: Mr. Breyer’s experience as an executive in the global pharmaceutical and medical device industries provides management and operational skills to our Board. Mr. Breyer has experience with managing the overall financial performance of pharmaceutical and medical device units and in pharmaceutical manufacturing and sales and marketing operations in multiple locations in the U.S. and Europe. As a former executive at Alkermes, Inc., Mr. Breyer also has first-hand knowledge of our technology, manufacturing operations, research and development and management team.

Shane M. Cooke
Age: 58 Director since: March 2018 Current Public Company Boards: Prothena Corporation plc (since 2012); Endo International plc (since 2014); UDG Healthcare plc (since February 2019)

Experience: Mr. Cooke served as our President and as President of Alkermes Pharma Ireland Limited (“APIL”), a wholly-owned subsidiary of the Company, from September 2011 until his retirement in March 2018. He became a member of our Board upon his retirement. In addition, Mr. Cooke has been chairman of the board of directors of APIL since September 2011. Mr. Cooke served as Executive Vice President of Elan Corporation, plc (“Elan”) and Head of Elan Drug Technologies from May 2007 to September 16, 2011 and as the Chief Financial Officer of Elan from July 2001 until May 2011. Mr. Cooke served as a director of Elan from May 2005 to September 16, 2011. Prior to joining Elan, Mr. Cooke was Chief Executive of Pembroke Capital Limited, an aviation leasing company, and prior to that, he held a number of senior finance positions in the banking and aviation industries. He is a chartered accountant.

Qualifications and Skills: Mr. Cooke is an Irish citizen, resident in Ireland. His depth of experience in managing Irish corporate entities and his extensive network within the Irish business and finance community, as well as his familiarity with Irish policy and regulation, are highly beneficial to the Company as an Irish-incorporated entity. In addition to Mr. Cooke’s global experience in the pharmaceutical industry, he also has significant experience in business development and transactional activities. Mr. Cooke’s substantial experience as an executive in the biopharmaceutical industry, including having served as a chief financial officer and as a president of publicly-traded companies, brings strategic leadership attributes and expertise in operations, finance, and commercial management to our Board.

David A. Daglio, Jr.
Age: 54 Director since: December 2020 Current Public Company Boards: Total Brain Ltd. (since January 2020)

Experience: Mr. Daglio most recently served as a non-executive director of Mellon Investments Corporation (“Mellon”), a global investment manager, from 2019 to January 2020 and as Executive Vice President, Chief Investment Officer and Executive Director of Mellon from 2017 to 2019. He also served as Mellon’s head of Opportunistic Value Strategies. Since joining Mellon in 1998, Mr. Daglio worked with institutional clients and boards around the world, managed numerous investors and grew portfolio assets by more than five-fold, and helped to design, launch, and manage a unique equity investing approach.  Prior to his investing career, Mr. Daglio was a management consultant at Deloitte and an engineer for The Dannon Company. Mr. Daglio previously served as a director of The Boston Company and Mellon and currently serves as a director of Total Brain Ltd., an Australian publicly-traded company. Mr. Daglio earned a bachelor’s degree in mechanical engineering from Rensselaer Polytechnic Institute and a Master of Business Administration from New York University’s Stern School of Business.

Qualifications and Skills: Mr. Daglio brings to our Board a seasoned institutional investment management perspective and strong management and leadership experience. The Board benefits from his experience in portfolio management, value creation, and transactional matters, and from his service on other boards of directors, including his current service on the Board and remuneration committee of Total Brain Ltd.

Wendy L. Dixon, Ph.D.
Age: 65 Director since: September 2011 Current Public Company Boards: Incyte Corporation (since 2010); bluebird bio, Inc. (since 2013); Arvinas, Inc. (since June 2020)

Experience: Dr. Dixon has extensive experience in the pharmaceutical and biotechnology industries, combining a technical background with experience in drug development, regulatory affairs and marketing, and has directed the launch and growth of more than twenty pharmaceutical products. Dr. Dixon was Chief Marketing Officer and President, Global Marketing for Bristol-Myers Squibb and served on its Executive Committee from 2001 to 2009. She was Senior Vice President, Marketing at Merck from 1996 to 2001 and, prior to that, held executive management positions at West Pharmaceuticals, Osteotech and Centocor and various positions in marketing, regulatory affairs, project management and as a biochemist at SmithKline and French (now GlaxoSmithKline). Dr. Dixon was formerly on the boards of directors of then-public companies Ardea Biosciences, Inc., Dentsply International and Furiex Pharmaceuticals during various periods from 2005 to 2014, and more recently on the boards of directors of public companies Orexigen Therapeutics, Inc. from 2010 to January 2016, Sesen Bio, Inc. (formerly Eleven Biotherapeutics, Inc.) from 2014 to February 2020 and Voyager Therapeutics, Inc. from January 2017 to January 2021. She is also the principal of Great Meadow Consultancy. She was a Senior Advisor to The Monitor Group, now Deloitte, from 2010 to 2012.

Qualifications and Skills: Dr. Dixon brings to our Board a depth of experience in the global marketing of pharmaceutical products across a broad variety of disease states. Dr. Dixon has a strong technical background, direct experience in product development and regulatory affairs, and has successfully built and grown commercial organizations in the U.S. and Europe, all of which provide valuable insight to our Board regarding the development and commercialization of pharmaceutical products. Dr. Dixon’s additional qualifications include her deep industry knowledge and her reputation as a strategic thinker with a focus on execution, as well as the ability to provide direction regarding improvements to the interface between research and development and marketing. Dr. Dixon’s service on other company boards of directors provides experience relevant to good corporate governance practices.

Richard B. Gaynor, M.D.
Age: 71 Director since: September 2019 Current Public Company Boards: Infinity Pharmaceuticals, Inc. (since March 2020)

Experience: Since May 2020, Dr. Gaynor has served as President, Chief of Research and Development at BioNTech US Inc. (f/k/a Neon Therapeutics, Inc. (“Neon”)), a wholly-owned subsidiary of BioNTech SE focused on the development of novel neoantigen-targeted T cell therapies. Dr. Gaynor had previously served as President of Research and Development at Neon since November 2016. Prior to joining Neon, Dr. Gaynor held roles in clinical development and medical affairs at Eli Lilly and Company (“Lilly”) from August 2002 to October 2016, including serving as Senior Vice President, Clinical Development and Medical Affairs of Lilly Oncology. During his time at Lilly, Dr. Gaynor chaired the Lilly Oncology Research and Development Committee and helped oversee various collaborations, including with General Electric, AstraZeneca, Merck and Bristol-Myers Squibb. Dr. Gaynor started his career in academia, initially serving on the faculty at UCLA School of Medicine, followed by eleven years at the University of Texas Southwestern Medical School, during which he spent time as the Chief of Hematology-Oncology and Director of the Simmons Cancer Center. Dr. Gaynor holds an M.D. from the University of Texas Southwestern Medical School and completed fellowship training in hematology-oncology at UCLA School of Medicine. Dr. Gaynor is on the editorial board of several scientific journals and has published extensively, including over 140 scientific articles. He serves on the board of directors of the Damon Runyon Cancer Research Foundation and sits on several committees for the American Association of Cancer Research and other leading cancer organizations. Dr. Gaynor is a licensed physician with board certifications in oncology and hematology.

Qualifications and Skills: Dr. Gaynor brings to our Board a deep background in the field of oncology, having practiced in academic medicine, conducted extensive scientific research and held leadership roles at companies focusing in the field of oncology. The Board benefits from his technical expertise in oncology research and development, clinical development and business development and his insights from years as an academic and practicing physician.

Brian P. McKeon
Age: 59 Director since: December 2020 Current Public Company Boards: None

Experience: Since 2014, Mr. McKeon has served as the Executive Vice President, Chief Financial Officer, and Treasurer of IDEXX Laboratories, Inc. (“IDEXX”), a public multinational corporation providing products and services in the veterinary, livestock and poultry, dairy and water testing markets. He leads IDEXX’s finance, corporate development and strategy, and investor relations functions and, since June 2019, has overseen IDEXX’s livestock, water and human diagnostics businesses. Mr. McKeon served on the board of directors of IDEXX from 2003 to 2013, including serving as Chair of its Audit Committee and as a member of its Compensation Committee. Prior to joining IDEXX, Mr. McKeon served as Executive Vice President and Chief Financial Officer of Iron Mountain Incorporated from 2007 to 2013 and as Executive Vice President and Chief Financial Officer of Timberland Company from 2000 to 2007. Prior to these roles, he held several finance and strategic planning roles at PepsiCo Inc., serving most recently as Vice President, Finance, at Pepsi-Cola, North America. Mr. McKeon previously served as a director of athenahealth, Inc. from September 2017 to February 2019. Mr. McKeon holds a bachelor’s degree in accounting from the University of Connecticut and an MBA with high distinction from Harvard University.

Qualifications and Skills: Mr. McKeon brings to our Board strong financial and management expertise as well as public company executive and director leadership experience. The Board benefits from his experience in finance, strategic planning, corporate development and investor relations, and from his prior service on public company boards of directors, including as a member of audit and compensation committees.

Paul J. Mitchell
Age: 68 Director since: September 2011* Current Public Company Boards: None *Mr. Mitchell has announced his retirement from the Board effective as of the close of the 2021 Annual Meeting.

Experience: Mr. Mitchell served as the Chief Financial Officer and Treasurer of Kenet, Inc. from April 2002 until January 2009. Prior to joining Kenet, Mr. Mitchell was the Chief Financial Officer and Treasurer of Kopin Corporation from April 1985 through September 1998 and served in a consulting role as Kopin’s Director of Strategic Planning from September 1998 through June 2001. Prior to joining Kopin, Mr. Mitchell worked for the international accounting firm of Touche Ross & Co. from 1975 to 1984. Mr. Mitchell is President of Mitchell Financial Group and a member of the boards of directors of several private companies, including Informatics in Context, Inc., as well as several nonprofit organizations. Mr. Mitchell was previously a certified public accountant.

Qualifications and Skills: Mr. Mitchell’s background as the chief financial officer of several companies, including a publicly-traded company, and as a former certified public accountant, provides expertise to our Board in the areas of financial reporting, treasury, financing, executive compensation and compliance with securities obligations. His business judgment is relied upon by our Board when contemplating a variety of organizational and strategic issues.

Richard F. Pops
Age: 59 Director since: September 2011 Current Public Company Boards: Neurocrine Biosciences, Inc. (since 1998)

Experience: Prior to assuming his current positions, Mr. Pops served as Chief Executive Officer of Alkermes, Inc. from February 1991 to April 2007 and as Chief Executive Officer and President from September 2009 to September 2011. Mr. Pops serves on the board of directors of BIO and the Pharmaceutical Research and Manufacturers of America (“PhRMA”). He previously served on the boards of directors of Acceleron Pharma, Inc., a publicly-traded biopharmaceutical company, from 2004 to December 2019, Epizyme, Inc., a publicly-traded biopharmaceutical company, from 2008 to October 2020, and the National Health Council, a nonprofit organization, from 2016 to December 2019. Mr. Pops also previously served on the advisory board of Polaris Venture Partners and as a member of the Harvard Medical School Board of Fellows through June 2012.

Qualifications and Skills: Mr. Pops’ qualifications for our Board include his leadership experience, business judgment and deep industry knowledge. As a senior executive of Alkermes for over 25 years, he provides in-depth knowledge of the Company derived from leading our day-to-day operations. His ongoing involvement as a board member of BIO and PhRMA, brings to the organization extensive knowledge of the current state of the pharmaceutical industry and the policy issues impacting healthcare today. As a Co-Chair of BIO’s Regulatory Environment Committee, and a member of its Health Section Governing Board, and as a member of PhRMA’s FDA and Biomedical Research Committee, Mr. Pops is an influential industry leader on U.S. Food and Drug Administration (“FDA”) regulatory policy issues, including recent Prescription Drug User Fee Act reauthorizations. Mr. Pops has also played a leadership role in the industry in identifying pathways to allow patient voices to be incorporated into the drug development and approval process, which is a fundamental principle on which we operate our business.

Nancy L. Snyderman, M.D.
Age: 69 Director since: May 2016 Current Public Company Boards: Axonics Modulation Technologies, Inc. (since April 2019); Lyra Therapeutics, Inc. (since October 2020)

Experience: Dr. Snyderman is a board-certified otolaryngologist and is currently a consulting professor at Stanford University Center for Innovation in Global Health. She served as Chief Medical Editor at NBC News from 2006 until 2015 and was a clinical professor of otolaryngology at the University of Pennsylvania from August 2003 to December 2015. Dr. Snyderman was Senior Vice President Corporate Communications at Johnson & Johnson, a publicly-traded pharmaceutical company, from January 2003 to September 2006. She practiced as an otolaryngologist at California Pacific Medical Center from July 1994 to June 2003, and acted as Medical Editor for ABC News from 1987 until May 2003. Dr. Snyderman is a fellow in the American College of Surgeons. She previously served on the board of directors of the Fair Food Network, a nonprofit organization dedicated to the growth of community health and wealth through food. During Dr. Snyderman’s tenure as a medical journalist at NBC News and ABC News, she received Emmy Awards, Edward R. Murrow Awards, a Columbia University DuPont Award, and a Gracie Award for her reporting. Dr. Snyderman attended medical school at the University of Nebraska and completed residencies in pediatrics and otolaryngology at the University of Pittsburgh.

Qualifications and Skills: Dr. Snyderman’s experiences as a veteran healthcare journalist, a practicing physician, and an executive at a pharmaceutical company, as well as her roles in academia and as advisor to policy organizations, make her uniquely qualified for our Board. The Board benefits from her expert insight into the intersection of healthcare policy, public relations, and journalism from the perspective of both a practitioner and an academic.

Frank Anders “Andy” Wilson

Age: 62

Director since: September 2019

Current Public Company Boards: Cabot Corporation (since September 2018)*

*Mr. Wilson is nominated for election to the board of directors of Novanta Inc., subject to shareholder approval at its annual and special shareholder meeting to be held in May 2021.

Experience: Mr. Wilson most recently served as Chief Financial Officer and Senior Vice President of PerkinElmer, Inc., a life sciences diagnostics, discovery and analytical solutions company, from 2009 to 2018, with responsibility for oversight of the organization’s growth strategy. Prior to PerkinElmer, Mr. Wilson held key business development and finance roles at Danaher Corporation, a global science and technology conglomerate, from 1997 to 2009, including the position of Corporate Vice President of Investor Relations. Earlier in his career, Mr. Wilson worked at AlliedSignal, Inc., now Honeywell International Inc., where he served as Vice President of Finance and Chief Financial Officer for the Commercial Avionics Systems division. Prior to that, Mr. Wilson’s work included financial and controllership positions of increasing responsibility at PepsiCo, Inc., as well as roles at E.F. Hutton and Company and KPMG Peat Marwick. He was previously a member of the board of directors of Sparton Corporation, a provider of complex and sophisticated electromechanical devices, from 2015 to early 2019, where he last served as chairman of the board. Mr. Wilson is a certified public accountant.

Qualifications and Skills: Mr. Wilson’s financial expertise and decades of experience in strategic planning, investor relations and business development for global public companies provide valuable insight for our Board as the Company’s strategic priorities expand and evolve. His background as a chief financial officer and certified public accountant provide significant expertise to our Board in matters relating to finance, value creation and commercial growth.

Nancy J. Wysenski
Age: 63 Director since: May 2013 Current Public Company Boards: Provention Bio, Inc. (since May 2020); Cytokinetics, Inc. (since November 2020)

Experience: Ms. Wysenski served as the Executive Vice President and Chief Commercial Officer of Vertex Pharmaceuticals Incorporated (“Vertex”) from December 2009 through June 2012. Prior to joining Vertex, Ms. Wysenski held the position of Chief Operating Officer of Endo Pharmaceuticals plc (“Endo”), a specialty pharmaceutical company, where she led sales, marketing, commercial operations, supply chain management, human resources and various business development initiatives. Prior to her role at Endo, Ms. Wysenski participated in the establishment of EMD Pharmaceuticals, Inc., where she held various leadership positions, including the role of President and Chief Executive Officer from 2001 to 2006 and Vice President of Commercial from 1999 to 2001. From 1984 to 1998, Ms. Wysenski held several sales-focused roles at major pharmaceutical companies, including Vice President of Field Sales for Astra Merck, Inc. Ms. Wysenski formerly served as a director for Reata Pharmaceuticals, Inc., now a publicly-traded biopharmaceutical company, and more recently served as a director for Inovio Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from March 2015 to May 2017, Tetraphase Pharmaceuticals, Inc., formerly a publicly-traded biopharmaceutical company, from March 2014 to July 2020, and Dova Pharmaceuticals Inc., formerly a publicly-traded biopharmaceutical company, from June 2018 to November 2019. She is a founder of the Research Triangle Park chapter of the Healthcare Business Women’s Association and served on the Nominating Committee and National Advisory Board of the Healthcare Businesswomen’s Association.

Qualifications and Skills: Ms. Wysenski is a proven leader who brings to our Board extensive experience building and leading life sciences companies. Ms. Wysenski’s background includes executive management roles with responsibility over key operational and product commercialization functions, including substantial direct experience in sales, marketing, commercial operations, supply chain management, human resources and various business development initiatives. Her experience, leadership skills and knowledge of the life sciences industry provide valuable insight to our Board with respect to the launch and commercialization of pharmaceutical products.

Executive Officers

The following table sets forth our executive officers, their ages and the position held by each such person as of the date of this Amendment, and the biographical descriptions that follow set forth additional information regarding each executive officer, including such officer’s business experience that is most relevant to his current position(s). Each of our executive officers is employed by Alkermes, Inc., our U.S. operating subsidiary.

Name	Age	Position
Iain M. Brown	52	Senior Vice President, Chief Financial Officer
David J. Gaffin	49	Senior Vice President, Chief Legal Officer and Chief Compliance Officer*
Craig C. Hopkinson, M.D.	53	Executive Vice President, Research and Development and Chief Medical Officer
Blair C. Jackson	48	Executive Vice President, Chief Operating Officer
Michael J. Landine	67	Senior Vice President, Corporate Development and Chief Risk Officer
C. Todd Nichols	52	Senior Vice President, Chief Commercial Officer
Richard F. Pops	59	Chief Executive Officer and Chairman of the Board

*  Mr. Gaffin also serves as Secretary of the Company.

Information about the number of our ordinary shares beneficially owned by our executive officers, directly and indirectly, appears in the section entitled “Ownership of the Company’s Ordinary Shares” beginning on page 48 of this Amendment.

Executive Officer Biographical Information

Richard F. Pops Chief Executive Officer and Chairman of the Board
Appointment to Current Position(s): September 2011

Experience: Prior to assuming his current positions, Mr. Pops served as Chief Executive Officer of Alkermes, Inc. from February 1991 to April 2007 and as Chief Executive Officer and President from September 2009 to September 2011. Mr. Pops currently serves on the boards of directors of Neurocrine Biosciences, Inc., a publicly-traded biotechnology company, BIO and PhRMA. He previously served on the boards of directors of Acceleron Pharma, Inc., a publicly-traded biotechnology company, from 2004 to December 2019, Epizyme, Inc., a publicly-traded biotechnology company, from 2008 to October 2020, and the National Health Council, a nonprofit organization, from 2016 to December 2019. Mr. Pops also previously served on the advisory board of Polaris Venture Partners and as a member of the Harvard Medical School Board of Fellows through June 2012.

Iain M. Brown Senior Vice President, Chief Financial Officer
Appointment to Current Position(s): January 2021

Experience: Prior to assuming his current position, Mr. Brown served as our Senior Vice President, Finance and Chief Accounting Officer from May 2016 to January 2021 and as Vice President, Finance and Chief Accounting Officer from May 2015 to May 2016. From September 16, 2011 to May 2015, Mr. Brown was our Vice President, Finance. From June 2006 to September 16, 2011, Mr. Brown served as Vice President, Finance of Alkermes, Inc. From March 2005 to June 2006, Mr. Brown served as Director of Finance of Alkermes, Inc. From July 2004 to March 2005, Mr. Brown served as Director of Financial Planning and Analysis of Alkermes, Inc. Mr. Brown joined Alkermes, Inc. in June 2003 as Associate Director of Financial Planning and Analysis. Prior to joining Alkermes, Inc., Mr. Brown was Vice President of Finance, North America at Serono, Inc.

David J. Gaffin Senior Vice President, Chief Legal Officer and Chief Compliance Officer; Secretary of Alkermes plc
Appointment to Current Position(s): March 2018

Experience: Prior to assuming his current positions, Mr. Gaffin served as Senior Vice President and Chief Legal Officer of Alkermes, Inc. and Secretary of the Company from December 2017 to March 2018. Mr. Gaffin served as Senior Vice President and Chief Legal Officer of Alkermes, Inc. from May 2016 to December 2017. Mr. Gaffin served as Vice President, U.S. General Counsel of Alkermes, Inc., from January 2014 to May 2016. Mr. Gaffin served as Vice President, Deputy General Counsel of Alkermes, Inc. from October 2011 to January 2014, and prior to that in roles of increasing responsibility since joining Alkermes, Inc. in 2005. Prior to joining the company, Mr. Gaffin held the role of Assistant General Counsel at Biogen Inc., where he provided legal counsel on product-related matters and collaboration and licensing transactions.

Craig C. Hopkinson, M.D. Executive Vice President, Research and Development and Chief Medical Officer
Appointment to Current Position(s): January 2020

Experience: Prior to assuming his current positions, Dr. Hopkinson was our Chief Medical Officer, and Senior Vice President of Medicines Development and Medical Affairs of Alkermes, Inc. from February 2018 to January 2020, and Chief Medical Officer and Senior Vice President of Clinical Development and Medical Affairs of Alkermes, Inc. from May 2017 to February 2018. Prior to joining the Company, Dr. Hopkinson served as Senior Vice President of Clinical Development and Head of Global Medical Affairs at Vertex Pharmaceuticals Incorporated, a global biopharmaceutical company, from July 2014 until May 2017. Prior to that, Dr. Hopkinson held various executive management positions at Eisai Pharmaceuticals, including President Eisai Value Maximization Systems from January 2013 to July 2014 and President and Chief Medical Officer of the Frontier Product Creation Unit from October 2011 to December 2012. Dr. Hopkinson has extensive experience in research and development, medical affairs, and interactions with the FDA.

Blair C. Jackson Executive Vice President, Chief Operating Officer
Appointment to Current Position(s): January 2021

Experience: Prior to assuming his current position, Mr. Jackson served as Senior Vice President, Corporate Planning of Alkermes, Inc. from July 2018 to January 2021, responsible for our business development and alliance management, business planning, new product planning, data analytics and market research and corporate operations functions. From May 2016 to July 2018, Mr. Jackson served as Senior Vice President, Business Development of Alkermes, Inc. From 2006 to May 2016, Mr. Jackson served as Vice President, Business Development of Alkermes, Inc. Prior to that, Mr. Jackson held various scientific and corporate roles within Alkermes, Inc. since joining the company in 1999. Mr. Jackson is a member of the board of directors of Synchronicity Pharma, Inc., a private clinical-stage biopharmaceutical company.

Michael J. Landine Senior Vice President, Corporate Development and Chief Risk Officer
Appointment to Current Position(s): March 2018

Experience: Prior to assuming his current positions, from September 2011 to March 2018, Mr. Landine served as Senior Vice President, Corporate Development of Alkermes, Inc. From May 2007 to September 16, 2011, Mr. Landine served as Senior Vice President, Corporate Development of Alkermes, Inc. From March 1999 until May 2007, Mr. Landine served as Vice President, Corporate Development of Alkermes, Inc. From March 1988 until June 1998, he was Chief Financial Officer and Treasurer of Alkermes, Inc. Mr. Landine was formerly a member of the board of directors of Kopin Corporation, a publicly traded manufacturer of components for electronic products, ECI Biotech, a privately held protein sensor company, and GTC Biotherapeutics, Inc., a publicly traded biotechnology company. Mr. Landine was previously a Certified Public Accountant.

C. Todd Nichols Senior Vice President, Chief Commercial Officer
Appointment to Current Position(s): May 2020

Experience: Prior to assuming his current position, Mr. Nichols served as Senior Vice President, Sales and Marketing of Alkermes, Inc. from May 2019 to May 2020. Prior to joining Alkermes, Inc., Mr. Nichols served as Vice President of Sales and Marketing, Inflammation and Immunology at Celgene Corporation, a global biopharmaceutical company, from 2018 to 2019 and as Vice President of Sales and Field Operations, Neurology and Hemophilia at Biogen, Inc., a global biopharmaceutical company, from 2014 to 2017. Prior to that, Mr. Nichols worked for Merck & Co., Inc. (“Merck”), serving as Vice President and Head of the US Vaccines Business Unit from 2011 to 2014 and as National Sales Leader, Specialty Commercial Operations-Women’s Health Care from 2009 to 2011. Prior to that, Mr. Nichols held a variety of positions at Schering-Plough Corporation (acquired by Merck in 2009), including Area Vice President, Sales and Regional Sales Director.

There are no family relationships among any of our directors or executive officers.

Certain Corporate Governance Matters

Audit and Risk Committee of the Board

The Audit and Risk Committee of the Board (the “Audit and Risk Committee”) is currently comprised of four members: Paul J. Mitchell (Chair), Robert A. Breyer, Nancy L. Snyderman, M.D. and Frank Anders Wilson, each of whom is independent as defined in Rule 5605(a)(2) and 5605(c)(2) of the Nasdaq listing standards and the applicable requirements of the Exchange Act. In compliance with the Sarbanes-Oxley Act of 2002, the Board has determined based on available facts and circumstances that each of Messrs. Breyer, Mitchell and Wilson is an “audit committee financial expert” as defined by the SEC.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of the Company’s directors, employees and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Business Conduct and Ethics meets the requirements of a “code of ethics” (as defined in the regulations promulgated under the Securities Act and the Exchange Act) and a “code of conduct” (as defined in the applicable rules and regulations of the Nasdaq Stock Market (the “Nasdaq Rules”)). A current copy of this Code of Business Conduct and Ethics is available on the Corporate Governance page of the Investors section of our website at www.alkermes.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements, on our website. A copy of our Code of Business Conduct and Ethics may also be obtained, free of charge, from the Company upon request directed to: Alkermes plc, Attention: Investor Relations, Connaught House, 1 Burlington Road, Dublin 4, Ireland, D04 C5Y6.

Members of the Board shall act at all times in accordance with the requirements of the Company’s Code of Business Conduct and Ethics, which is applicable to each director in connection with his or her activities relating to the Company. This obligation shall at all times include, without limitation, adherence to the Company’s policies with respect to conflicts of interest, confidentiality, protection of the Company’s assets, ethical conduct in business dealings and respect for, and compliance with, applicable law. Any request for a waiver of any of the requirements of the Code of Business Conduct and Ethics with respect to any individual director or any executive officer shall be reported to the Board and subject to its approval.

Procedure for Recommendation by Shareholders of Director Nominees

No material changes have been made to the procedures by which shareholders may recommend nominees to our Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of our ordinary shares, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. To the Company’s knowledge, all such reports were timely filed during 2020, except that, due to technical difficulties, one report on Form 4 for Mr. Anstice relating to three reportable transactions resulting from a broker-assisted cashless exercise of a stock option was inadvertently filed late.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses our executive compensation policies and arrangements as they relate to the following individuals to whom we refer as our “named executive officers” for 2020:

Named Executive Officer	Position
Richard F. Pops	Chief Executive Officer and Chairman of the Board
James M. Frates(1)	Former Senior Vice President, Chief Financial Officer
Craig C. Hopkinson, M.D.	Executive Vice President, Research and Development and Chief Medical Officer
David J. Gaffin	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary
Michael J. Landine	Senior Vice President, Corporate Development and Chief Risk Officer
(1)	Mr. Frates terminated his employment with the Company in January 2021.

Executive Summary

Business Overview

We are a fully-integrated, global biopharmaceutical company that applies our scientific expertise and proprietary technologies to research, develop, manufacture and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas.

We are currently developing a pipeline of potential new proprietary products in the fields of neuroscience and oncology. We manufacture and commercialize VIVITROL® for the treatment of alcohol dependence and opioid dependence, ARISTADA® for the treatment of schizophrenia, and ARISTADA INITIO® for initiation onto ARISTADA for the treatment of schizophrenia, and we are preparing for the potential launch of LYBALVITM for the treatment of schizophrenia and bipolar I disorder, which, pending FDA approval, we intend to manufacture and commercialize. We also manufacture commercial products, incorporating our proprietary technologies under license, that are owned and commercialized by other biopharmaceutical companies and for which we receive manufacturing and/or royalty revenues. Headquartered in Dublin, Ireland, we have a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

COVID-19 Impact and Response

The COVID-19 pandemic has profoundly impacted our employees, their families, the economies and communities in which we live and work, and the patients that our medicines are designed to serve. Following the emergence of the pandemic in early 2020, we quickly adapted our business practices to support employee health, safety and wellness, and to support uninterrupted supply of, and patient and provider access to, our development products for people enrolled in our clinical studies and our marketed products for people living with opioid dependence, alcohol dependence and schizophrenia. We adopted work from home and virtual engagement policies for employees who could do their jobs remotely, instituted new health and safety protocols for employees performing essential tasks in our manufacturing facilities, and expanded our injection site network to facilitate patient access to our marketed products. We also expanded our corporate giving programs to support nonprofit organizations focused on pandemic-related needs.

The COVID-19 pandemic significantly and negatively impacted healthcare providers, patients and caregivers involved in the treatment of opioid and alcohol dependence in the U.S. Many addiction treatment provider healthcare practices closed, access to detoxification services decreased, and social distancing and other restrictions decreased patients’ desire to seek care and ability to engage with healthcare providers. Initiation and continuation of treatment with VIVITROL (naltrexone for extended-release injectable suspension), our intramuscular injectable product for the treatment of opioid and alcohol dependence, require in-person interactions with healthcare providers. As a result, the severe disruptions caused by the pandemic significantly and negatively impacted VIVITROL sales in 2020.

2020 Financial and Commercial Highlights

•

We achieved net loss according to generally accepted accounting principles in the U.S. (“GAAP”) of approximately $111 million and non-GAAP net income of approximately $69 million, reaching the high end of our non-GAAP net income guidance issued in February 2020, prior to the widespread implementation of restrictions related to COVID-19. See the section entitled “GAAP to Non-GAAP Reconciliation” on page 34 of this Amendment for a reconciliation of this GAAP to non-GAAP financial measure.

•	We increased ARISTADA unit sales by approximately 27% year-over-year, and exceeded the high end of ARISTADA annual net sales guidance issued in February 2020 by approximately $6 million.
•	We announced a Value Enhancement Plan and long-term profitability targets that reflect our commitment to creating long-term value for our stakeholders.

•

We rapidly adapted our commercial model in response to the COVID-19 pandemic, expanding our network of injection site locations for patients using our products and implementing new digital technologies and ways of engaging with healthcare providers, both remotely and in-person, to support uninterrupted access to VIVITROL and ARISTADA for people living with addiction and schizophrenia.

2020 Pipeline Highlights

•

We had a successful Advisory Committee meeting for LYBALVI (olanzapine/samidorphan), our oral antipsychotic product candidate for schizophrenia and bipolar I disorder, with the FDA’s joint advisory committee voting that samidorphan meaningfully mitigated olanzapine-associated weight gain (16 yes, 1 no) and that the safety profile of LYBALVI had been adequately characterized (13 yes, 3 no, 1 abstention).

•

We significantly expanded our oncology clinical trial site network, activating more than 50 new sites in the ARTISTRY development program for nemvaleukin alfa, our product candidate in immuno-oncology, and advanced into phase 2 in our ARTISTRY-1 and ARTISTRY-2 studies.

•	We nominated a new candidate for development, ALKS 1140, a novel selective histone deacetylase (“HDAC”) inhibitor candidate, with potential application in a number of neuropsychiatric indications.

2020 Corporate and ESG Highlights

•	We further strengthened our Board by appointing two new independent directors who bring investment management perspective and strong financial and operational expertise to the Board.
•

We expanded our diversity, inclusion and belonging efforts and launched three employee resource groups – Pride@Work, an LGBTQ+ and ally network; Mosaic, a multicultural network; and Women Inspired Network (WIN), a women’s network.

•	We published our 3rd Corporate Responsibility Report, in which we demonstrated significant waste, energy, carbon and water performance improvements.
•

We advanced our advocacy efforts on behalf of patients and secured new federal and state funding for use with medications for the treatment of alcohol dependence, opioid dependence and serious mental illness.

•

Through our COVID-19 Relief Fund, we awarded grants to 10 nonprofit organizations to assist in their work to address COVID-19-related needs for people living with addiction, serious mental illness or cancer.

Shareholder Engagement and Board Responsiveness

Our management team and our Board are committed to executive compensation practices that support the Company’s strategic objectives and align with the interests of our shareholders. We participate in investor conferences throughout the year and regularly engage with our shareholders through open dialogue and direct communication on a variety of topics of interest. In particular, since our say-on-pay vote in 2019, we have engaged in a multi-year effort to respond to shareholder concerns around our executive compensation program. The following highlights the key phases of those efforts.

Shareholder Outreach Prior to 2020 Annual General Meeting – Spring 2020. In 2020, during the period following the filing of our proxy statement until the date of our annual general meeting of shareholders in May 2020, we proactively engaged with a number of our larger institutional shareholders to seek support for proposals to be voted upon at our upcoming annual general meeting of shareholders, and discussed, among other topics of interest to them, the significant changes that our Compensation Committee of the Board (the “Compensation Committee”) made to our 2020 executive compensation program. Overall, these changes were very well received. While many of our shareholders commended the Board’s responsiveness to shareholder feedback and acknowledged that our 2020 executive compensation program had addressed their previously stated concerns, a few shareholders noted that the say-on-pay vote in 2020 was to be in respect of our 2019 executive compensation program (and not our 2020 executive compensation program) and, in that context, expressed concern with the performance component of our Chief Executive Officer’s (“CEO”) 2019 equity award—which would vest on the achievement of a 50% increase of our share price for 30 consecutive days—given the lack of inclusion of a relative metric against which to assess such share price movement.

2020 Say-on-Pay Advisory Vote on 2019 Executive Compensation. Our shareholders are provided the opportunity, on an annual basis, to cast an advisory vote on our executive compensation program. The Compensation Committee takes the results of this vote into account when making determinations regarding the compensation of the Company’s named executive officers.

At our annual general meeting of shareholders held in May 2020, approximately 70% of the votes cast were voted in favor of our say-on-pay proposal in respect of our 2019 executive compensation, representing a significant improvement from our 2019 say-on-pay results, but not a full return to our desired level of support.

Shareholder Outreach After 2020 Say-on-Pay Advisory Vote – Summer/Fall 2020. In the summer and fall of 2020, we continued to conduct extensive “offseason” engagement activities to further understand our shareholders’ perspectives on our executive compensation program and corporate governance. We conducted outreach to holders of over 75% of our outstanding ordinary shares and held meetings with holders of over 65% of our outstanding ordinary shares and with ISS and Glass Lewis. David Anstice, our Lead Independent Director and Chair of our Compensation Committee, and members of management participated in these meetings. Feedback received during these meetings was then communicated to our Compensation Committee and to our full Board, and discussed with management as appropriate.

Board Responsiveness and Enhancements to Compensation

After careful consideration of the feedback received during our engagement efforts, and taking into account the evolving needs of our business, the Compensation Committee implemented the following changes to our executive compensation program to enhance its performance-based nature and alignment with the interests of our shareholders:

Shareholder Feedback	Actions We Took in Response

Incorporate multiple objective, performance-based elements, including relative total shareholder return (“TSR”), into the long-term incentive plan (“LTIP”) on a consistent basis

CEO’s 2019 performance-based award tied to single condition (increase in the Company’s share price) and lacks relative comparator against which to assess performance

Incorporate the Value Enhancement Plan into the 2021 LTIP

2020 LTIP. In February 2020, the Compensation Committee redesigned our LTIP and conditioned vesting of greater than 50% of the total target value of our CEO’s annual equity grant and, for the first time, 25% of the total target value of the annual equity grants to our other named executive officers, on the achievement of multiple measurable commercial and pipeline performance objectives over a three-year performance period, and added a relative TSR modifier over the three-year period which may increase or decrease the total number of vested shares underlying the awards by up to 25%. For additional detail, see the discussion in the section entitled “Responsiveness to Shareholder Feedback—2020 Long-Term Incentive Plan (LTIP)” on page 29 of this Amendment.

2021 LTIP. In February 2021, the Compensation Committee continued to condition vesting of greater than 50% of the total target value of our CEO’s annual equity grant and 25% of the total target value of the annual equity grants to our other named executive officers on the achievement of multiple measurable financial, commercial and pipeline performance-based conditions over a three-year performance period and subject to a relative TSR modifier. Included as part of these performance conditions are the 2023 profitability targets (non-GAAP net income margin equal to 25% of the Company’s total revenues; EBITDA margin of 20% of the Company’s total revenues) that form part of the Company’s Value Enhancement Plan announced in December 2020. See the section entitled “Non-GAAP Financial Targets” on page 34 of this Amendment for information regarding these non-GAAP financial targets.

Continue to revisit your peer group to ensure it reflects your company profile

Each year, the Compensation Committee reviews and revises our peer group, as needed, to reflect our then-current company profile. In September 2020, the Compensation Committee revised our peer group as a result of such review. In doing so, the Compensation Committee worked closely with our independent compensation consultant to identify additional companies that met one or more objective criteria relevant to our current profile. As part of this process, the Compensation Committee eliminated certain companies whose market capitalization was significantly higher than ours and added certain companies whose market capitalization was lower than ours. For additional detail on the changes made to our peer group, see the discussion in the section entitled “Peer Group Selection and Review Process” on page 18 of this Amendment.

Develop an objective and measurable approach to the determination of short-term incentive plan (“STIP”) payouts

2020 STIP. In February 2020, the Compensation Committee incorporated into the Company’s 2020 STIP pre-defined objective metrics to assess the Company’s performance against its 2020 objectives, categorized the objectives by type (commercial, pipeline, and corporate social responsibility) and added percentage weightings to the corporate objectives by type to reflect their relative importance in contributing to the Company’s overall business strategy and shareholder value creation. For additional detail, see the discussion in the section entitled “Responsiveness to Shareholder Feedback—New STIP Design in 2020” on page 22 of this Amendment.

2021 STIP. In February 2021, the Compensation Committee retained the same enhanced objectivity and weighting in its design of the Company’s 2021 STIP and added a specific corporate objective and related metrics to incentivize progress toward the achievement of the 2023 and 2024 profitability targets set forth in the Company’s Value Enhancement Plan.

Shareholder Feedback	Actions We Took in Response
Incorporate additional Environmental, Social and Governance (“ESG”) goals into the STIP

2020 STIP. The Company’s 2020 STIP included corporate objectives related to ESG matters, with performance metrics related to human capital development, employee engagement and incorporation of ESG considerations into the operation of our business. For additional detail, see the discussion in the section entitled “Responsiveness to Shareholder Feedback— New STIP Design in 2020” on page 22 of this Amendment.

2021 STIP. The Company’s 2021 STIP also includes corporate objectives related to ESG matters, with performance metrics related to human capital development, diversity and inclusion and our corporate responsibility and sustainability strategy.

Enhance disclosure around the Compensation Committee’s determination of STIP payouts

As reflected in this Compensation Discussion & Analysis, we enhanced our disclosure to more clearly indicate the manner in which our, and our named executive officers’, performance against our 2020 corporate objectives translated into STIP payouts for our named executive officers, including disclosure of the percentage weighting applied to each objective type (commercial, pipeline, and corporate social responsibility) of our STIP, and continued disclosure of individual performance considerations.

Stakeholders are welcome to reach out to our Investor Relations team at investor_relations@alkermes.com with any suggestions, comments or inquiries. Feedback on compensation matters will be reported to our Compensation Committee throughout the year. Shareholder proposals, nominations and other notifications required under the Irish Companies Act 2014, as amended (the “Companies Act”) or our Articles of Association should not be sent to this e-mail address, but rather should be delivered as set forth in our definitive proxy statement, our Articles of Association and in the Companies Act.

Executive Compensation Program Highlights

Our executive compensation program is focused on attracting, retaining and motivating experienced and well-qualified executive officers to advance our critical business objectives and promote the creation of shareholder value over the long-term.

Strong Compensation Governance Attributes

Our policies and practices are designed to enhance governance of our executive compensation program and to further our compensation objectives. These policies and practices include:

Key Features of Our Executive Compensation Program
☑	Alignment of pay with performance	☑	No guaranteed bonuses or base salary increases
☑	Majority of executive compensation is “at-risk”	☑	No tax gross-ups on severance or change in control benefits for individuals hired after 2009
☑	Share ownership and holding guidelines	☑	No repricing of underwater stock options without prior shareholder approval
☑	Use of equity awards with performance-based vesting	☑	No excessive perquisites
☑	Minimum vesting requirements for equity awards	☑	Prohibition of hedging and pledging by executive officers and directors
☑	Clawback policy	☑	Annual advisory vote on executive compensation

Focus on Pay for Performance and Alignment of Executive Compensation Program with Business Strategy

We believe in a pay-for-performance approach to compensation that supports our business strategy and aligns the interests of our named executive officers with those of our shareholders and other stakeholders. The focus of our compensation program is on total direct compensation opportunity utilizing a balance of compensation elements—base salary, short-term cash incentive compensation and long-term equity incentive compensation.

Competitive Benchmarked Pay to Attract, Retain and Motivate Executive Officers

When making compensation decisions, the Compensation Committee uses data from comparable public companies within our industry with whom we compete for top talent. The Compensation Committee reviews and makes adjustments to the composition of our peer group at least annually to account for changes in both our business and the businesses of the companies in our peer group.

Revised 2020 Peer Group

In September 2019, in light of significant changes to our market capitalization during 2018 and 2019, and taking into account feedback received from our shareholder engagement efforts, the Compensation Committee approved a new peer group for its use in making executive compensation decisions for 2020.

Short-Term Cash Compensation: Pay for Performance

The Compensation Committee works with management to set annual performance objectives—including financial, operating, strategic and/or ESG-related—on which it believes our executive officers should focus during the year in order to achieve our short- and long-term business and strategic goals, and it monitors and reviews progress against these objectives during and after each year.

Objectivity and Transparency in Performance Metrics in 2020 and 2021

In response to shareholder feedback, the Compensation Committee has increasingly incorporated objective metrics and relative weightings into its assessment of Company performance against its annual corporate objectives, as set forth in the following table. For additional information, see the section entitled “Short-Term Incentive Plan (STIP) – Annual Cash Performance Pay” beginning on page 21 of this Amendment.

STIP Features	2018	2019	2020	2021
Pre-defined annual corporate objectives	✓	✓	✓	✓
Post-hoc application of objective metrics for assessment of corporate objectives		✓	✓	✓
Pre-defined objective metrics for assessment of corporate objectives			✓	✓
Pre-defined numerical weighting assigned to corporate objectives by type			✓	✓
Pre-defined numerical weighting assigned to Company vs. individual performance			✓	✓
Enhanced disclosure of individual performance assessments			✓	✓

Long-Term Equity Compensation: Equity Mix Aligned with Strategic Focus and Creation of Shareholder Value

The Compensation Committee annually considers the appropriate mix of equity awards and has historically balanced the use of performance-vesting equity awards with time-vesting equity awards, as appropriate, to motivate employees to focus on the Company’s ongoing and future activities, key drivers of business success and share price appreciation.

The Compensation Committee conditions compensation on the achievement of financial and operating metrics, such as the achievement of certain financial, commercial or development milestones, when it determines that such metrics fall primarily within the control of our executive management and when compensation can be structured around such metrics such that it neither encourages excessive risk-taking nor discourages innovative and important development activities aligned with our business strategy.

Performance Conditions Included in Equity Grants to all Named Executive Officers in 2020

In response to shareholder feedback, the Compensation Committee has increasingly utilized performance-vesting awards in the equity mix for the Company’s executives. In February 2020, the Compensation Committee incorporated commercial and pipeline performance conditions into greater than 50% of the total target value of our CEO’s annual equity grant and, for the first time, 25% of the total target value of the annual equity grant to each of our officers at senior vice president level and above (including our named executive officers), in the form of performance-vesting restricted stock unit awards (“PRSUs”) with a three-year performance period, and added to such awards a relative TSR modifier tied to share price performance over the three-year period. For additional details of these grants, see the section entitled “2020 Equity Incentive Mix –Increased Focus on Performance Conditions” on page 29 of this Amendment.

In February 2021, the Compensation Committee maintained the same equity mix for the Company’s executives, conditioning greater than 50% and 25% of the total target value of the annual equity grant to our CEO and our other senior officers, respectively, on achievement of financial, commercial and pipeline objectives over a three-year performance period and subject to a relative TSR modifier.

LTIP Features	2018	2019	2020	2021
Performance-vesting equity awards for CEO		✓	✓	✓
Absolute share price-based performance condition		✓
Relative total shareholder return-based performance condition			✓	✓
Performance-vesting equity awards for named executive officers other than CEO			✓	✓

CEO Pay for Performance Alignment

The Compensation Committee seeks to tie executive pay to Company performance, including share price performance, through its grant of long-term equity awards and through annual performance cash bonus award opportunities. The chart below shows alignment between the CEO’s target total direct compensation and our share price for the years 2018 through 2020. Target total direct compensation for each year is calculated using base salary, the actual annual bonus compensation paid and the aggregate grant date fair value of equity awards granted as reported in the Summary Compensation Table in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”).

CEO Pay Aligned with Share Price
Target Total
Direct Compensation
Share Price
$18,000,000
$16,000,000
$14,000,000
$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$0
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
2018
2019
2020
Target Total Direct Compensation
Share Price

Significant Portion of “At-Risk” Compensation

A significant portion of the total direct compensation opportunity for each of our named executive officers is comprised of “at-risk” compensation in the form of cash performance pay opportunities and long-term equity awards tied to the achievement of pre-defined corporate objectives designed to drive value creation for our shareholders.

The following chart represents the breakdown of 2020 total direct compensation for our CEO and illustrates the predominance of long-term equity incentives, performance-based components, and compensation that is “at-risk” in our CEO’s pay. Included in the chart are: (i) annual base salary for 2020; (ii) annual bonus award paid for 2020; and (iii) the approved target value of equity awards granted in 2020.

Detailed Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our executive compensation program is focused on attracting, retaining and motivating experienced and well-qualified executive officers who will meaningfully contribute to achievement of our critical business objectives, including human capital development, research and product development, manufacturing, commercialization and operational efforts. We structure our executive compensation based on scope of job responsibility, external peer comparisons, individual performance, and our overall Company performance.

The Compensation Committee established our executive compensation program with the following objectives:

MARKET COMPETITIVENESS AND RETENTION	Attract and retain a highly skilled work force by providing a compensation package that is competitive with other employers who compete with us for talent
BALANCE OF SHORT- AND LONG-TERM INCENTIVES	Balance the short-term and long-term focus required for success in the biopharmaceutical industry
ALIGNMENT OF PAY AND PERFORMANCE	Structure an increasing proportion of an individual’s compensation as performance-based
ALIGNMENT WITH SHAREHOLDER INTERESTS

Provide an overall compensation package that rewards individual and Company performance against our corporate objectives as a means to promote the creation and retention of value for us and our shareholders

How Target Compensation is Determined for our Named Executive Officers

Role of the Compensation Committee

The Compensation Committee reviews, oversees and administers our compensation policies, plans and programs, and reviews and determines the compensation to be paid to our executive officers, including our named executive officers. To assist in this work, the Compensation Committee engaged the services of an independent compensation consultant, the role of which we discuss in greater detail in the following section. The Compensation Committee’s full set of roles and responsibilities are set forth in the Compensation Committee’s written charter adopted by the Board, which is available on the Corporate Governance page of the Investors section of our website at www.alkermes.com.

Role of the Independent Compensation Consultant

A factor considered by the Compensation Committee in determining executive compensation is the high demand for well-qualified personnel in our industry. Given such demand, the Compensation Committee strives to maintain compensation levels that are competitive with the compensation of other executives in the industry. The Compensation Committee engaged Radford, an Aon Hewitt Company, as its independent compensation consultant (“Radford” or the “Compensation Consultant”) to review market data and various incentive programs and to provide assistance in establishing our cash and equity-based compensation targets and awards based, in large part, upon a peer group identification and assessment that Radford was retained to conduct, and upon an analysis of the retention value of equity awards. Radford took direction from, and provided reports to, our Senior Vice President of Human Resources and our Vice President of Compensation, Performance and Engagement, who acted on behalf, and at the direction, of the Compensation Committee. Radford did not provide us with any services other than the services requested by the Compensation Committee. The Compensation Committee considered whether the work of Radford as a compensation consultant has caused any conflict of interest and concluded that there was no conflict. The Compensation Committee, in its sole authority, has the right to hire or terminate outside compensation consultants. Radford was the only compensation consultant engaged by the Compensation Committee in 2020.

Competitive Assessment of Compensation – Peer Companies and Market Data

We seek to attract and retain highly qualified executive officers in an extremely competitive market. The Compensation Committee believes that it is important, when making its compensation decisions, to be informed as to the current practices of comparable public companies with which we compete for top executive talent.

Market Data. At the direction of the Compensation Committee, the Compensation Consultant periodically conducts peer group analyses to enable the Compensation Committee to compare our executive compensation program as a whole, and also the pay of individual executives, to that of the companies in our peer group. The Compensation Consultant also includes data from a broader survey group of public commercial-stage biopharmaceutical companies within a relevant revenue range in each of its analyses. The Compensation Consultant collects such data from public SEC filings of such companies and the Radford Global Life Sciences Survey, and applies a proprietary methodology to the data to construct a benchmark for compensation comparison purposes.

Peer Group Selection and Review Process. The Compensation Committee reviews and makes adjustments to the composition of our peer group at least annually to account for changes in both our business and the businesses of the companies in our peer group.

As a fully-integrated, global biopharmaceutical company, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional organization designed to support product development from discovery through commercialization and lifecycle management. This investment includes, but is not limited to, investment in the following areas: R&D, including early discovery, translational medicine, formulation and clinical development capabilities; intellectual property prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access, including managed markets, patient access services, and institutional sales.

There are a limited number of companies who are similar to us in terms of the diversity and complexity of our business. As such, the companies with which we compete directly for executive talent are not always similar to us in size, revenue or market capitalization. As a result, when developing the recommended lists of peer group companies to be used in connection with our compensation decisions for our named executive officers in 2020 and 2021, the Compensation Consultant considered a mix of quantitative and qualitative factors, including the factors listed in the following table.

Factor Considered	What We Look For
Similar industry	Biotechnology or pharmaceutical industry (GICS codes 352010 or 352020)
Commercial operations	Companies who market and sell commercial biopharmaceutical medicines
R&D expenditure as percentage of revenue	Significant investment in R&D to develop and advance products from discovery through to regulatory approval and commercialization
Revenue	Revenue of approximately 0.3 times to 3 times our then-projected revenue, resulting in a range of $350 million to $3 billion as of September 2019 and September 2020
Market capitalization

Market capitalization of approximately 0.3 times to 3 times our market value at the time; or, in times of particular share price volatility, companies with thirty (30)-day average market value between 0.3 and 3 times our average value for the same period, resulting in a lower market capitalization range of $1 billion to $9 billion as of September 2020 (as compared to a range of $1.2 billion to $11 billion as of September 2019)

Number of employees	Employee headcount of approximately 0.3 times to 3 times our then- current headcount, resulting in a range of 850 to 7,500 employees as of September 2019 and 2020
Geography / market competition	Companies with whom we compete directly for executive talent, including those in geographic proximity to our sites of operation
Companies that use Alkermes as a peer	Inclusion of Alkermes in a company’s peer group, as reported in its proxy statement from the prior year

2020 and 2021 Peer Groups

When selecting our 2020 and 2021 peer groups, the Compensation Committee targeted a group of 10 to 20 peers. Since few companies align with us on all of the factors listed above, the Compensation Committee considered, and included in our peer groups, those companies meeting a majority of our qualitative and quantitative criteria, with a greater weight placed on companies with a similar business model to ours––namely, those that market and sell commercial biopharmaceutical products, generate substantial revenue from such commercial activities and invest significantly in R&D and manufacturing—and with less of a focus placed on market capitalization, as the Compensation Committee believes that revenue is a better indicator of the complexity of a company’s business model in our industry. In this context, the Compensation Committee excluded from our peer groups those biopharmaceutical companies with business models that are dissimilar to ours, such as those that focus on over-the-counter and generic pharmaceuticals, medical diagnostics or veterinary pharmaceuticals, as we do not compete for senior executive talent with these companies and including them within our peer group could disadvantage us in attracting and retaining leadership talent.

In light of significant changes to our market capitalization during 2018, 2019 and 2020, and taking into account feedback received from our shareholder engagement efforts, the Compensation Consultant recommended, and the Compensation Committee approved, the following refinements to our peer group to align with our evolving company profile:

Acadia Pharmaceuticals Inc.

Alexion Pharmaceuticals, Inc.

Alnylam Pharmaceuticals, Inc.

Biogen Inc.

BioMarin Pharmaceutical Inc.

Endo International plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Regeneron Pharmaceuticals

Seagen Inc.**

United Therapeutics Corporation

Vertex Pharmaceuticals Incorporated

Removed: -Alnylam Pharmaceuticals, Inc. -Biogen Inc. -Regeneron Pharmaceuticals -Vertex Pharmaceuticals Incorporated Added: +Emergent BioSolutions Inc. +Exelixis, Inc. +Horizon Therapeutics plc

Acadia Pharmaceuticals Inc.

Alexion Pharmaceuticals, Inc.

BioMarin Pharmaceutical Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Seagen Inc.

United Therapeutics Corporation

Removed: -Alexion Pharmaceuticals, Inc. -BioMarin Pharmaceutical Inc. Added: +bluebird bio, Inc. +Ironwood Pharmaceuticals, Inc. +Sage Therapeutics, Inc. +Sarepta Therapeutics, Inc.

Acadia Pharmaceuticals Inc.

bluebird bio, Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Sage Therapeutics, Inc.

Sarepta Therapeutics, Inc.

Seagen Inc.

United Therapeutics Corporation

*All companies in our 2020 peer group included us in their self-selected peer groups, as disclosed in their respective 2020 proxy statements.

** Seagen Inc. was formerly known as Seattle Genetics, Inc.

Use of Peer Group Data

The Compensation Consultant uses our peer group data and other market data to prepare its executive compensation review for the Compensation Committee each year. The below table shows the timing of the Compensation Committee’s decision-making with respect to compensation for each of our named executive officers, in each instance utilizing the Compensation Consultant’s executive compensation review:

December	Set performance pay targets and performance pay ranges for the upcoming year
January	Review and adjust salaries for the current year Determine performance pay cash awards for the prior year
February	Determine target equity award values

The Compensation Committee generally targets around the 50th percentile for all elements of pay for our named executive officers; however, the comparative data provided by the Compensation Consultant is just one of many factors that the Compensation Committee takes into consideration in determining executive compensation, and the Compensation Committee increases or decreases the variable elements of pay from the 50th percentile based upon actual individual and company performance and a number of other considerations, as discussed in detail in this “Compensation Discussion and Analysis” section of this Amendment.

Executive Compensation Program Design and Key Elements

The Compensation Committee uses its judgment to establish a compensation opportunity for each named executive officer that is a mix of fixed, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve our executive compensation program goals and our corporate objectives. A significant portion of the target total direct compensation opportunity for our named executive officers is comprised of “at-risk” compensation in the form of cash performance pay opportunities and long-term equity awards in order to align the named executive officers’ incentives with the interests of our shareholders and our corporate goals.

The table below explains the key features and purpose of each element of our executive compensation program utilized by the Compensation Committee to structure overall compensation that can reward both short- and long-term performance of the individual and our Company and foster retention of high-performing executives. As set forth below, the Compensation Committee incorporated each of these elements into its compensation decisions for 2020.

Element	Key Features			Purpose
Base Salary	■	Fixed cash compensation to recognize the executive’s day-to-day responsibilities	■	Provides a fixed level of compensation that is competitive within our industry and geographic area of our site locations
	■	No amount is guaranteed
	■	Reviewed and adjusted annually after the conclusion of the previous year
Annual Cash Performance Pay (STIP)	■

Variable cash compensation awarded after the conclusion of the previous year based on Company performance against pre-determined corporate objectives and individual contributions to such performance during the prior year

■ ■

Aligns executive officers with business strategy and motivates them to achieve short-term corporate objectives

Enables us to reward executive officers who contribute to achievement of performance targets

	■	No guaranteed amount
	■	Determined annually
Restricted stock unit awards (or performance-vesting restricted stock unit awards)	■	Value and mix determined annually	■	Appropriately reward and retain key employees
	■	The number of shares underlying stock options is determined using an approved value and the Black-Scholes stock option pricing model
	■	The number of shares underlying stock awards is determined using an approved value and the then-current price of the Company’s ordinary shares	■	Align interests of executives with the Company’s long-term business strategy and creation of shareholder value
	■	Restricted stock unit awards, including performance-based awards, do not vest, and stock options do not become exercisable, until one year from the date of grant at the earliest
	■	No guaranteed amount	■	Provide executives with the opportunity to share in the future value they are responsible for creating
Time-Vesting
Stock Options	■	Time-vesting equity awards typically vest in equal annual installments over a four-year period
■

Restricted stock awards and restricted stock unit awards with a time-based restriction are required to have at least a three-year restriction period, although after twelve months, vesting can occur incrementally over such three-year period

			■	Performance-vesting equity awards align executive compensation with specific milestones expected to drive value for our shareholders
Performance-Vesting
	■	Performance-vesting equity awards that vest upon the achievement of key performance milestones

Base Salary

In January 2020, the Compensation Committee reviewed and adjusted the base salaries of our executive officers. In determining such base salary adjustments, the Compensation Committee considered a number of factors, such as cost-of-living indices, market data for our peer group, achievement of our 2019 corporate objectives (as described in detail in our proxy statement filed in 2020), individual contributions to the achievement of our 2019 corporate objectives, the Compensation Committee’s competitive positioning philosophy and, for those executive officers other than Mr. Pops, the recommendation of Mr. Pops.

Based on this review, the Compensation Committee determined that, consistent with market practices, each named executive officer should receive an increase of approximately 3.5% in his base salary for 2020, with the exception of Dr. Hopkinson, for whom the Compensation Committee recommended an increase of 4.7% in acknowledgement of his January 2020 promotion to the position of Executive Vice President and increased responsibilities within the Company, and to approximate the median base salary of executives in similar positions at companies in our peer group. The following are the base salaries of each of our named executive officers for 2020:

Named Executive Officer	2019 Base Salary	2020 Base Salary	Approximate Percentage Increase
Richard F. Pops	$1,037,400	$1,073,712	3.5%
James M. Frates	$556,000	$575,460	3.5%
Craig C. Hopkinson, M.D.	$621,000	$650,000	4.7%
David J. Gaffin	$550,000	$569,250	3.5%
Michael J. Landine	$499,000	$516,465	3.5%

There were no other adjustments to the base salaries of our named executive officers during 2020.

Short-Term Incentive Plan (STIP) – Annual Cash Performance Pay

The Compensation Committee works with management to set annual performance objectives—including financial, operating, strategic and/or ESG-related—on which it believes our executive officers, including our named executive officers, should focus during the year in order to achieve our short-term business and strategic goals, which are an integral part of our long-term strategy. The Board and the Compensation Committee monitor and review progress against these objectives during and after the conclusion of each year. These annual corporate objectives form the basis of our reporting officer performance pay plan, our STIP that the Compensation Committee approves each year to incentivize our reporting officers to achieve the strongest possible performance against our corporate objectives.

Under the reporting officer performance pay plan, each executive officer is eligible to receive an annual cash performance pay award, the amount of which is determined by the Compensation Committee following the end of the performance period based on the Company’s performance against its corporate objectives and, for named executive officers other than the CEO, the contributions of each named executive officer to the achievement of our corporate objectives. For more detail, see the discussion in the section entitled “2020 Cash Performance Payouts” on page 29 of this Amendment.

2020 Corporate Objectives

In December 2019, the Compensation Committee endorsed, and the Board subsequently approved, nine corporate objectives to measure the performance of our Company and our reporting officers (including our named executive officers) in 2020. The 2020 corporate objectives, set forth in the table beginning on page 23 of this Amendment, were designed to focus our employees’ efforts around short-term activities that we believe are important to our business and to the creation of shareholder value, and include: sales and commercial goals; research, development and clinical goals; financial goals; manufacturing, supply and quality goals; regulatory goals; policy and patient advocacy goals; and organizational human capital development and sustainability goals. The Compensation Committee believes that the goals were challenging and that achieving them would require continued strong commercial, R&D and organizational performance, and a high level of effort and execution by our named executive officers.

Responsiveness to Shareholder Feedback—New STIP Design in 2020

In response to shareholder feedback, the Compensation Committee made significant changes to our 2020 STIP design to further enhance the methodology utilized to assess overall Company performance and individual performance against the 2020 corporate objectives and to determine an overall cash performance award for each reporting officer, including our named executive officers. Specifically, the Compensation Committee:

•

pre-defined and approved objective quantitative and qualitative metrics to assess the Company’s performance in 2020 against each of the 2020 corporate objectives (see the table entitled “2020 Corporate Objectives: Performance Assessment” beginning on page 23 of this Amendment);

• •

categorized the 2020 corporate objectives into three “Goal Types” and assigned percentage weightings for each of the three Goal Types (Financial and Commercial; Pipeline; and Corporate Social Responsibility), reflecting the Compensation Committee’s assessment of each Goal Type’s relative importance in contributing to the Company’s overall business strategy and to shareholder value creation; and

approved relative percentage weightings of corporate and individual performance for the CEO and for other executive officers, including our named executive officers, for use in the determination of their annual cash performance pay, as follows:

CEO	100% Company Performance
Other NEOs	75% Company Performance; 25% Individual Performance

2020 STIP - Cash Performance Targets and Pay Ranges

The Compensation Committee annually reviews and approves individual performance pay targets and performance pay ranges for each of our named executive officers, taking into consideration comparable competitive market data and targeting performance around the 50th percentile of such market data.

In December 2019, the Compensation Committee determined that the performance pay targets and performance pay ranges for the 2020 performance period should remain at the same levels as the targets and pay ranges for the 2019 performance period for all named executive officers, with the exception of Dr. Hopkinson for whom the Compensation Committee approved a performance pay target increase from 50% to 60%, and a corresponding increased performance pay range of 0 to 120%, in acknowledgement of his January 2020 promotion to the position of Executive Vice President and increased responsibilities within the Company. The approved target performance payouts and target performance pay ranges for each of our named executive officers for 2020 are set forth in the following table.

Named Executive Officer	2020 Target Performance Pay Range as % of Base Salary	2020 Target Performance Pay as % of Base Salary
Richard F. Pops	0% to 200%	100%
James M. Frates	0% to 100%	50%
Craig C. Hopkinson, M.D.	0% to 120%	60%
David J. Gaffin	0% to 100%	50%
Michael J. Landine	0% to 100%	50%

2020 STIP - Company Performance Assessment

The Compensation Committee’s evaluation of our performance against the 2020 corporate objectives serves as the starting point for determining cash performance pay under our STIP. During 2020, management reported regularly to the Compensation Committee and the Board on the Company’s performance against its 2020 corporate objectives, which was negatively affected by the impact of the evolving COVID-19 pandemic.

Impacts of the COVID-19 Pandemic on the Business

The COVID-19 pandemic significantly and negatively impacted healthcare providers, patients and caregivers involved in the treatment of opioid and alcohol dependence in the U.S. Many addiction treatment provider healthcare practices closed, access to detoxification services decreased, and social distancing and other restrictions decreased patients’ desire to seek care and ability to engage with healthcare providers. Initiation and continuation of treatment with VIVITROL (naltrexone for extended-release injectable suspension), our intramuscular injectable product for the treatment of opioid and alcohol dependence, require in-person interactions with healthcare providers. The severe disruptions caused by the pandemic significantly and negatively impacted sales of VIVITROL in 2020.

No Changes to 2020 Corporate Objectives or Metrics Used to Assess Performance

Despite the impacts of the COVID-19 pandemic on the Company’s ability to achieve certain of its corporate objectives, as described in the table below, the Compensation Committee elected not to adjust the Company’s 2020 corporate objectives or the pre-determined metrics used to assess the Company’s performance against such objectives.

2020 Corporate Objectives: Performance Assessment

The following table provides details of the Compensation Committee’s assessment of the Company’s performance against each of the 2020 corporate objectives, as reviewed with the full Board:

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Financial and Commercial Goals: 45% weighting
Achieve financial guidance for non-GAAP net income

Achievement of non-GAAP net income (NGNI)* of between $40-$70 million, as was set forth in the first issuance of financial guidance in February 2020 (which was established prior to the proliferation of COVID-19 and related restrictions)

✓+  Achieved this objective by achieving NGNI* of approximately $69 million, toward the high end of the NGNI range set forth in our first issuance of financial guidance in February 2020, despite the impact of COVID-19 on the business.

✓    This was achieved through responsive, dynamic and thoughtful management of the business and expenses in response to evolving COVID-19 challenges and impacts on our product revenues.

* See the section entitled “GAAP to Non-GAAP Reconciliation” on page 34 of this Amendment for reconciliation of this GAAP to non-GAAP financial measure.

Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Grow use of VIVITROL and ARISTADA among appropriate patients

▪     Achieve VIVITROL and ARISTADA annual net sales of $347 million and $227 million, respectively.

▪     Increase in:

(a) the number of prescribers writing prescriptions for VIVITROL and ARISTADA, as compared to 2019; and

(b) the number of prescriptions of VIVITROL and ARISTADA written by prescribers, as compared to 2019, in each case for clinically appropriate patients

✓   Achieved ARISTADA annual net sales of ~$241 million, exceeding the annual net sales goal by ~$14 million.

✓   Achieved units sold, patient-, and prescriber-based metrics for ARISTADA, each as compared to 2019:

✓   Increased unit sales of ARISTADA by ~27%.

✓   Increased the number of patients on ARISTADA by ~31%, as measured by months of therapy (MOT).

✓   Increased the number of prescribers writing ARISTADA prescriptions by ~14%.

✘   Did not achieve VIVITROL annual net sales goal.

✘   Overall, did not achieve units sold, patient- and prescriber-based metrics for VIVITROL, likely due to the impacts of COVID-19 on healthcare provider practices and patient access to addiction treatment services, each as compared to 2019:

✘    Units sales of VIVITROL decreased by ~9%.

✘    Number of patients on VIVITROL decreased by ~7%, as measured by MOT.

✓   Slight increase of ~3% in the number of accounts writing VIVITROL prescriptions.

Mitigating Factors

▪    The COVID-19 pandemic significantly impacted the addiction treatment infrastructure (including healthcare providers, patients and healthcare facilities), including large-scale disruption in the healthcare system for opioid and alcohol dependence treatment with VIVITROL, and net sales of VIVITROL were severely curtailed beginning in April 2020.

▪     Prior to the onset of the pandemic, VIVITROL was on track to meet its annual net sales goal, with net sales of ~$79 million in Q1 of 2020, exceeding the estimate of ~$77 million for the quarter.

▪    Our commercial team quickly shifted from in-person to virtual interactions, expanded the provider networks and locators for administration of our injectable medicines, and developed new digital technologies for engaging with healthcare providers, thereby significantly lessening the negative impact on VIVITROL annual net sales.

Did not achieve
Execute cross-functional pre-launch plans for LYBALVI	▪ Execution of disease state education program ▪ Generation and submission of publications ▪ Completion of training material development ▪ Identification of potential 2021 hires

✓   Achieved the LYBALVI pre-launch metrics:

✓   Developed disease state educational website which had greater than 150,000 visits, and delivered more than 20 disease state symposiums, the majority of which were rapidly transitioned to be conducted virtually due to the COVID-19 pandemic.

✓   Doubled unaided product awareness.

✓   Created launch capabilities and training materials with flexibility to be used virtually and incorporated optionality into launch plan based on the FDA’s final approved labeling.

✓   Strong execution across scientific communications plan, medical field team readiness and health economics and outcomes research (“HEOR”) strategy, including HEOR and pivotal data manuscript publications, presentations to payers and presentations at scientific congresses.

✓   Developed 2021 hiring strategy, including diversity recruiting strategy, for launch expansion hires.

Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Manufacture commercial products and clinical trial material to meet the Company’s goals of quality, quantity, reliability and efficiency

▪  Ensure clinical drug product is ready for distribution to clinical study site at time of scheduled dosing

▪  Meet commercial product demand from customers

▪  Meet LYBALVI commercial product needs at the time of FDA approval and launch

▪  No critical findings from regulatory authority (FDA, U.S. Environmental Protection Agency (“EPA”), U.S. Drug Enforcement Administration (“DEA”)) inspections and audits of the Company’s manufacturing facilities

✓   Clinical drug product was in inventory ready for distribution to clinical study sites at the time of scheduled patient dosing 98.6% of the time.

✓   Met customer demand for commercial product at a fulfilment rate of 99.9%.

✘   FDA requested additional information related to the manufacture of LYBALVI as part of a complete response letter (“CRL”) issued in respect of the LYBALVI new drug application (“NDA”).

✘   FDA, HPRA, DEA, EPA regulatory inspections with no critical findings; HPRA, the Irish Health Products Regulatory Authority, conducted a virtual GMP audit of our Athlone facility in July 2020 as part of its routine inspection program and identified deficiencies, which have since been successfully addressed.

Mitigating Factors

▪    Uncertainty in the ongoing operations and continued reliability of supply chain partners, including raw material vendors and downstream supply chain partners.

▪    Implementation of COVID-19 physical distancing and other protocols throughout manufacturing facilities and clinical and commercial supply chain.

Did not achieve
Pipeline Goals: 35% weighting
Execute the nemvaleukin alfa clinical development plans, including monotherapy and combination studies	Activation of at least 45 new clinical trial sites for nemvaleukin alfa ARTISTRY-1 and ARTISTRY-2 clinical studies

✓+  Exceeded this goal by activating more than 50 new clinical trial sites for nemvaleukin alfa ARTISTRY-1 and ARTISTRY-2 clinical studies in the face of enormous global disruptions to clinical trial research caused by the COVID-19 pandemic.

Exceeded
Obtain FDA approval of the NDA for LYBALVI	Receipt of FDA approval of LYBALVI for the treatment of schizophrenia and the treatment of bipolar I disorder

✘   Did not achieve due to receipt of a CRL for LYBALVI in which FDA requested additional information related to the manufacture of LYBALVI as the basis for non-approval. The CRL did not raise any clinical or non-clinical issues.

Mitigating Factors

▪     COVID-19 negatively impacted FDA’s review of LYBALVI. FDA relied on remote records review instead of on-site Pre-Approval Inspection. We believe the remote records review hindered our ability to address FDA concerns in real-time as they arose and to understand any unresolved FDA concerns with the LYBALVI manufacturing process.

▪     Advisory Committee meeting for LYBALVI was successful, with the FDA’s joint advisory committee voting that samidorphan meaningfully mitigated olanzapine-associated weight gain (16 yes, 1 no) and that the safety profile of LYBALVI had been adequately characterized (13 yes, 3 no, 1 abstention).

Did not achieve
Nominate at least one new candidate for clinical development	Nomination of new candidate for clinical development pursuant to Alkermes’ nomination processes	✓ Achieved this objective by nominating ALKS 1140, the first candidate to emerge from our HDAC inhibitor platform, in December 2020.	Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Corporate Social Responsibility Goals: 20% weighting
Engage with patient advocacy and public policy stakeholders to improve the treatment systems for severe mental illness and addiction

▪  Appropriately engage in concerted efforts to (a) maintain federal funding available for use with VIVITROL, and (b) secure new, and maintain existing, state appropriations for VIVITROL

▪  Advance policies to increase access to (i) VIVITROL for appropriate persons with alcohol dependence or opioid dependence, and (ii) ARISTADA for appropriate patients with schizophrenia, in each case in clinically indicated settings of care

✓+  Exceeded this objective. U.S. federal and state funding available for use with long-acting injectable (“LAI”) medications for the treatment of substance use disorders (“SUD”) and serious mental illness (“SMI”) increased significantly, even in the face of severe political disruptions, caused in part by the COVID-19 pandemic, the partisan U.S. political landscape and the November 2020 elections. In addition, Alkermes worked alone and in concert with other stakeholders to advance policies that promote increased access to LAI medications for the treatment of SUD and SMI.

✓    Federal Policy Highlights in 2020 included expansion of, and/or increased funding for, SUD and SMI treatment grant programs available for use with LAIs (including Comprehensive Opioid Recovery Centers, targeted capacity expansion grants and residential substance abuse programs), expansion of Veterans Administration’s training on alcohol use disorder (“AUD”) and the advancement of legislation relating to Medicaid coverage for our products.

✓    State Policy Highlights in 2020 included the existence of over 900 initiatives with funding available for use with SUD medication assisted therapy (“MAT”), including the expansion of MAT programs in a number of states, and legislation allowing for Medicaid coverage of pharmacist administration of LAIs in multiple states.

Exceeded
Continue to adapt and strengthen the company’s organizational infrastructure and capabilities to meet the needs of the Company’s business while maintaining its corporate values

Develop strong organizational talent, based on an annual assessment of talent at the Vice President level and higher, which will also be focused on ensuring succession plans for key roles. This assessment will be reviewed annually by the Nominating and Corporate Governance Committee

▪  Maintain positive ratings in respect of company culture and values, as assessed, in part, based on the results of an employee engagement survey in comparison to benchmark data from other comparable life sciences companies

✓+  Conducted organizational talent review, including an assessment of talent in each function from a performance, leadership potential and retention perspective and detailed cross-functional discussions of organizational talent and succession planning.

✓   Discussed the organizational talent review methodology, results and next steps with the Nominating and Corporate Governance Committee.

✓   2020 company-wide employee engagement survey results demonstrated high performance in comparison to biotechnology industry benchmarks and improvement in employee engagement metrics relative to 2018 employee engagement survey, despite challenges in workplace environments due to the COVID-19 pandemic, including a significant portion of the workface working remotely.

Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
(Cont.)

Continued integration of ESG considerations—including energy, carbon, water and waste reductions; EHSS excellence; human capital development; and community support and involvement—into the operation of the Company’s business, and publication of a 2020 Corporate Social Responsibility Report, or equivalent document, detailing such integration

✓   Published our third Corporate Responsibility Report in July 2020, highlighting our investment in, and engagement with, the communities in which we work, our health, safety and environmental accomplishments, and our employee wellness and career development activities, including actions taken in response to the COVID-19 pandemic.

✓   Expanded our diversity and inclusion efforts:

✓   Our Diversity, Inclusion & Belonging Steering Committee spearheaded company-wide diversity education and training, sponsored recognition events and developed an approach to incorporate diversity considerations when recruiting candidates for open positions. This Committee also organized opportunities for discussion and outreach in response to social justice movements, including Black Lives Matter protests in 2020.

✓  Launched our first three employee resource groups—Pride@Work, Mosaic Network and Women Inspired Network (WIN)—voluntary, employee-led groups based on shared identities and/or interests with a common purpose of supporting and enhancing the inclusiveness of our company culture, building community, providing opportunities for professional development and networking, and having a positive impact on the business.

✓   Responded rapidly to the COVID-19 pandemic to protect the health and safety of our employees and ensure healthcare providers and patients had uninterrupted access to our medicines.

✓   Implemented a comprehensive crisis response strategy, creating a Core Crisis Management Team and sub-teams comprised of persons from across the company, to address the various risks and challenges that the pandemic presented, and continues to present, to the company’s business, employees, and stakeholders.

Exceeded

Company Performance Payout Percentage

The Compensation Committee considered the range of accomplishments (three objectives were not met, four were achieved and three were exceeded), and the weightings of the three goal types, and determined an overall Company performance assessment of ‘ACHIEVED’.

Company performance serves as a significant factor, together with individual performance for named executive officers other than the CEO, in the Compensation Committee’s determination of individual cash performance payouts for our named executive officers. The Compensation Committee determined the Company performance assessment of ‘ACHIEVED’ to correspond to a payout of approximately 85% of target performance pay (the “Company Performance Payout Percentage”). For named executive officers other than the CEO, this Company Performance Payout Percentage was subject to upward or downward adjustment based on the executive officer’s individual performance.

Increased Company Performance Payout Percentage for Non-Executive Employees

For our non-executive employees, the Company Performance Payout Percentage is used as one factor in determining overall cash performance pay for each employee, subject to upward or downward adjustment based on each such employee’s individual performance. In recognition of the significant efforts of our non-executive employees to mitigate the impacts of the COVID-19 pandemic on the business, including those highlighted in the chart above, and the contribution of these efforts to the overall performance of the Company during 2020, the Compensation Committee approved an increase to the Company Performance Payout Percentage for use in determining the cash performance pay for all non-executive employees.

2020 Individual Performance Assessments

Each named executive officer was responsible for contributing to the achievement of the Company’s 2020 corporate objectives, individually and as part of the leadership team, and to overall management and success of the business.

Individual Performance for Named Executive Officers other than Mr. Pops

In January 2021, Mr. Pops presented to the Compensation Committee, and the Compensation Committee considered, an assessment of the individual performance during 2020 of each of the named executive officers (other than Mr. Pops) still employed by the Company at such time, including an assessment of each named executive officer’s overall leadership of his respective organization and the contributions of each named executive officer to the business and the achievement of the Company’s corporate objectives. Specifically, the Compensation Committee considered the following contributions:

NEO	Individual Performance Contributions
Craig C. Hopkinson, M.D.

✓    Strong overall leadership of our research and development, clinical development, medical affairs and regulatory organizations

✓+   Contributed significantly to the achievement of our pipeline corporate objectives in 2020, including:

–    Significant expansion and advancement of the nemvaleukin alfa development program, despite the broad impacts of the COVID-19 pandemic on global clinical research activities, including initiation of more than 50 new sites, increased patient enrollment across the ARTISTRY-1 and ARTISTRY-2 clinical trials and advancement of each of ARTISTRY-1 and ARTISTRY-2 into their phase 2 expansion stages; and

–    Nomination of ALKS 1140, a new drug candidate with potential application in neuropsychiatric disorders

✓   Supported activities related to the LYBALVI NDA, including execution of a successful FDA advisory committee meeting, acceptance for publication of pivotal data manuscripts and prompt resubmission to the FDA of the NDA and supplemental information following receipt of a CRL and subsequent records requests related to the manufacturing of LYBALVI

David J. Gaffin

✓    Strong overall leadership of our legal-IP and compliance organizations

✓+   Contributed significantly to the achievement of our financial, commercial, pipeline and corporate social responsibility corporate objectives in 2020, including:

–    Management of VIVITROL paragraph IV litigation and other legal proceedings;

–    Legal assistance to address complete response letter and supplemental records requests related to the NDA for LYBALVI;

–    Support of, and analysis relating to, our advancement of legislation relating to Medicaid coverage for our products;

–    Involvement in the development of the Company’s strategic Value Enhancement Plan and related communications; and

–    Co-executive sponsor of Mosaic, our newly formed multicultural employee resource group

✓    Led extensive shareholder engagement outreach and preparedness efforts and collaborated with the Compensation Committee and Nominating and Corporate Governance Committee to formulate and communicate substantive actions in response to shareholder feedback received, including:

–    Re-design of the Company’s short-term and long-term incentive compensation plans;

–    Updates to the Company’s corporate governance practices and policies; and

–    Board refreshment efforts and new director onboarding activities

Michael J. Landine

✓    Strong overall leadership of our corporate development, information technology and public affairs organizations

✓    Contributed to the achievement of certain of our financial objectives in 2020 despite the significant impact of the COVID-19 pandemic on our topline, including integral involvement in achieving enterprise-wide expense savings to budget, resulting in the Company’s reaching the high end of its pre-pandemic full year 2020 guidance for non-GAAP net income

✓    Involved in strategic development of the Company’s Value Enhancement Plan

Based on this information, the Compensation Committee determined the cash performance payout for each of Dr. Hopkinson and Mr. Gaffin should be slightly higher than the Company Performance Payout Percentage and maintained the cash performance payout for Mr. Landine at the same level as the Company Performance Payout Percentage.

2020 Cash Performance Payouts

In January 2021, the Compensation Committee—considering overall 2020 Company performance against the 2020 corporate objectives (and the corresponding Company Performance Payout Percentage), the individual performance of each of our named executive officers (other than Mr. Pops), the target cash performance pay and cash performance pay range set by the Compensation Committee in December 2019 for each executive officer, data from the Compensation Consultant regarding cash performance pay for executive officers of our peer group companies, comparable market data for experienced executive officers in the biopharmaceutical industry and the recommendations of Mr. Pops with respect to cash performance pay amounts for each named executive officer (other than Mr. Pops)—approved the following 2020 STIP cash performance payout amounts for each of our named executive officers still employed by the Company at such time:

Named Executive Officer	2020 Performance Payout Amount	2020 Target Performance Pay as a % of Base Salary	2020 Actual Performance Pay as a % of Base Salary	2020 Actual Performance Pay as a % of Target Performance Pay
Richard F. Pops	$912,655	100%	85%	85%
James M. Frates*	—	50%	—	—
Craig C. Hopkinson, M.D.	$351,000	60%	54%	90%
David J. Gaffin	$256,163	50%	45%	90%
Michael J. Landine	$219,498	50%	43%	85%

*Mr. Frates terminated his employment with the Company in January 2021 and was therefore not eligible to receive a performance payout for 2020.

Long-Term Equity Incentives

We utilize long-term equity awards to align executive compensation and performance, incentivize the advancement of our critical business objectives, promote the creation of shareholder value over the long-term, and reward and retain key employees. Consistent with this approach, a significant portion of our named executive officers’ annual compensation is in the form of long-term equity awards.

2020 Equity Incentive Mix – Increased Focus on Performance Conditions

The Compensation Committee annually considers the appropriate mix of equity awards for our named executive officers and incorporates performance-based equity awards when it determines that such awards would not promote excessive risk taking that could adversely impact the Company or its research, development or commercialization of pharmaceutical products.

Responsiveness to Shareholder Feedback – 2020 Long-Term Incentive Plan (LTIP)

In its design of the 2020 LTIP, the Compensation Committee considered feedback from shareholders and proxy advisory firms with respect to long-term equity incentive plan design, the Company’s prior year performance (including our share price performance), ongoing and future strategic focus, and market practices with respect to equity mix. In February 2020, the Compensation Committee approved significant changes to our LTIP for 2020 to further align pay and performance, including the incorporation of performance-vesting restricted stock unit awards tied to a broad spectrum of strategically important Company activities and the grant of such awards to all of our employees that hold positions at senior vice president level and above. Specifically, the Compensation Committee:

•

for the first time, broadened the mix of equity in the annual grant to our named executives officers to include PRSUs that vest based on the achievement of specified commercial and development goals over a three-year performance period, and that are subject to a TSR modifier tied to relative share price performance (as compared to the Nasdaq Biotechnology Index) over the three-year performance period; this TSR modifier may increase or decrease the total number of vested shares underlying the PRSUs by up to 25%;

•

continued to apply performance conditions to greater than 50% of the total target value of our CEO’s 2020 annual equity grant (in the form of the PRSUs discussed above), with his remaining target equity award value consisting of time-vesting stock options that vest over four years in annual installments commencing on the first anniversary of the February 2020 grant date; and

•

for the first time, added performance conditions to 25% of the total target value of the 2020 annual equity grant to each of our named executive officers other than the CEO (in the form of the PRSUs discussed above), with their remaining 75% in target equity award value consisting of a mix of time-vesting stock options and time-vesting restricted stock unit awards, all of which vest over four years in annual installments commencing on the first anniversary of the February 2020 grant date.

* Percentages listed in graphic are approximate.

2020 PRSU Design

The below chart shows the design of the 2020 PRSUs granted in February 2020 to each of our employees that hold positions at senior vice president level and above.

How Sizes of Awards Were Determined in 2020

Determination of Target Aggregate Values. The Compensation Committee grants all awards to our named executive officers based on an aggregate target dollar value for each award. In February 2020, in determining the target aggregate dollar value of the equity awards to be granted to each of our named executive officers for 2020, the Compensation Committee took into consideration comparable peer group equity award value data provided by the Compensation Consultant (see “2020 and 2021 Peer Groups” on page 18 of this Amendment for a discussion of our revised peer group) and targeted the 50th percentile of such peer group for the CEO and the 50th to 75th percentile of such peer group for the other named executive officers based on the criticality of the executive’s skill set and expected future contributions, the overall equity position of each executive and the retentive value of such overall equity position given our significant share price decline. The Compensation Committee also took into account the importance of retaining a consistent and cohesive management team to continue to execute on the Company’s medium- and long-term business strategy and to create shareholder value.

For named executive officers other than Mr. Pops, the Compensation Committee also considered Mr. Pops’ recommendations with respect to equity award values based on his assessment of the criticality of each named executive officer’s skill set and expected future contributions to achievement of the Company’s long-term objectives.

For named executive officers other than Mr. Pops, the Compensation Committee also considered Mr. Pops’ recommendations with respect to equity award values based on his assessment of the criticality of each named executive officer’s skill set and expected future contributions to achievement of the Company’s long-term objectives.

Conversion into Share Amounts. The Compensation Committee converts the target aggregate dollar value of each award into a number of ordinary shares using per share value based on the closing price of our ordinary shares on the Nasdaq Global Select Market on the date of grant and, for awards of stock options, the Black-Scholes valuation model. Based upon the factors and methodology discussed above, the Compensation Committee granted the following awards to each of our named executive officers for 2020:

Named Executive Officer	Time-Vesting Stock Options	Time-Vesting Restricted Stock Unit Awards	Performance-Vesting Restricted Stock Unit Awards
Richard F. Pops	358,466	—	217,817
James M. Frates	102,337	24,474	24,474
Craig C. Hopkinson, M.D.	168,856	40,382	40,382
David J. Gaffin	117,688	28,145	28,145
Michael J. Landine	89,545	21,415	21,415

The equity awards granted to our named executive officers in 2020 are subject to early vesting in certain instances as described in the Alkermes plc 2018 Stock Option and Incentive Plan, as amended (the “2018 Plan”) and below in the section entitled “Potential Payments upon Termination or Change in Control” beginning on page 42 of this Amendment.

Additional Compensation Information

Share Ownership and Holding Guidelines

Our Board members and “officers” (as such term is defined in Section 16a-1(f) of the Exchange Act) are subject to our minimum share ownership and holding guidelines (our “Share Ownership and Holding Guidelines”). These guidelines are designed to align the interests of our Board members and officers with those of our shareholders by ensuring that our Board members and officers have a meaningful financial stake in our long-term success. These guidelines establish minimum required levels of share ownership value by position as set forth below:

Position	Required Share Ownership Value
CEO	6.0 times base salary
Board Members*	3.0 times annual Board member cash retainer
Other Officers*	1.0 times base salary

* First measurement date is the date that is at least five (5) full years from the date of election to the Board or appointment as an officer, as applicable.

For purposes of determining the value of shares owned by a Board member or officer under our Share Ownership and Holding Guidelines, we include the value of all shares directly or beneficially owned by such Board member or reporting officer and the amount by which the market value of any vested but unexercised stock option held by such individual exceeds the strike price of such stock option. We assess compliance with these guidelines annually and use the closing share price on the first business day of each year in our determination.

Our Share Ownership and Holding Guidelines require that each named executive officer retain 50% of the ordinary shares that he or she acquires upon the vesting of restricted stock unit awards and/or the exercise of stock options (net of tax liability and any amounts used to pay exercise price, as applicable) until such named executive officer meets our required levels of share ownership value.

Compliance with the Share Ownership and Holding Guidelines is monitored by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has determined that Mr. Pops and all directors and reporting officers subject to the guidelines are in compliance with the applicable share ownership and holding guidelines. A current copy of our Share Ownership and Holding Guidelines can be found on the Corporate Governance page of the Investors section of our website at www.alkermes.com.

Clawback Policy

Our named executive officers are subject to our Clawback Policy, under which, in the event that the Board determines that (a) a named executive officer engaged in fraud or intentional misconduct that requires a material restatement of our financial results, and (b) such fraud or intentional misconduct resulted in an incorrect determination that an incentive compensation performance goal had been achieved, then (c) the Board may take appropriate action to recoup from such named executive officer any equity incentive compensation that the Board determines had been paid to such named executive officer as a result of such incorrect determination during the three-year period preceding the filing of such material restatement of our financial results. A current copy of our Clawback Policy can be found on the Corporate Governance page of the Investors section of our website at www.alkermes.com.

Retirement Benefits

The terms of our 401(k) Savings Plan (“401k Plan”) provide for broad-based participation by our executive officers and employees resident in the U.S. Under the 401k Plan, all of our U.S. employees are eligible to receive matching contributions from us. Our matching contribution for the 401k Plan for 2020 was as follows: dollar for dollar on each participant’s eligible compensation up to a maximum of 5% of such compensation, subject to applicable U.S. federal limits.

Other Benefits

Executive officers are eligible to participate in our medical, dental and life insurance employee benefit plans on the same terms as all other employees. We may also provide relocation expense reimbursement, which is negotiated on an individual basis with employees, including executive officers, in a manner consistent with our internal guidelines.

Executive officers are also entitled to certain benefits upon death or disability. Under our flexible benefits program, our executive officers receive long-term disability coverage that will pay up to 65% of their base salary, up to a monthly maximum of $27,500, during disability, and, in cases of catastrophic disability, a supplemental amount based on their base salary. Also, under our flexible benefits program, we provide life insurance coverage for all of our eligible U.S. employees, including the named executive officers, equal to two times base salary, with a maximum of $500,000 in coverage paid by us. In addition, all U.S. employees, including the named executive officers, are eligible to participate in optional supplemental life insurance up to a maximum of $500,000.

Post-Termination Compensation and Benefits

We have a program in place under which each of our executive officers receives severance benefits if such executive officer is terminated without “cause” (as defined in each executive officer’s employment agreement with the Company) or resigns for “good reason” (e.g., a material diminution in his or her responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which such executive officer must perform his or her employment), subject to signing a general release of claims. Additionally, each named executive officer receives severance benefits if, within a period of time following a corporate transaction or a change in control, such executive officer is terminated without “cause” or resigns for “good reason.” The terms of, and the amounts payable under, these arrangements are described in more detail below under “Potential Payments upon Termination or Change in Control.” We provide these severance arrangements because we believe that, in a competitive market for talent, severance arrangements are necessary to attract and retain high quality executives. In addition, the change in control benefit allows and incentivizes executives to maintain their focus on our business during a period when they otherwise might be distracted.

Tax and Accounting Considerations

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.

Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its shareholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m) of the Code (“Section 162(m)”). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.

Under ASC 718, the Company is required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis in accordance with ASC 718.

Equity Grant Timing

Annual employee equity grants, including grants to executive officers, are made after the announcement of the Company’s year-end results and after the Company’s window to trade in Company securities has reopened (generally 48 hours after the announcement of such results). New hire equity grants are typically granted on the first Wednesday following the first Monday (or the first business day thereafter if such day is a holiday for which Nasdaq is closed) of each month. For information about non-employee director equity compensation, see the discussion in the section entitled “Non-Employee Director Compensation Program—Equity Compensation” on page 45 of this Amendment. For additional information about our equity compensation plans, see the section entitled “Equity Compensation Plan Information” on page 48 of this Amendment.

Risk Assessment Concerning Compensation Practices and Policies

The Compensation Committee, at the direction of the Board, reviewed our 2020 compensation policies and practices and concluded that these policies and practices, as structured, are not reasonably likely to have a material adverse effect on the Company.

Specifically, our compensation programs contain many features that mitigate the likelihood of inducing excessive risk-taking behavior. These features include:

✓	a balance of fixed cash compensation and variable cash and equity compensation, with variable compensation tied both to short- and long-term objectives and the long-term value of our share price;
✓	Compensation Committee discretion in determining incentive program payouts and equity awards;
✓	limits on payouts under our annual performance incentive plans;
✓	share ownership and holding guidelines applicable to our directors and executive officers;
✓	application of a clawback policy and the anti-hedging and anti-pledging provisions in our Insider Trading Policy; and
✓	mandatory training on our policies that educate our employees on appropriate behaviors and the consequences of taking inappropriate actions.

The Compensation Committee also asked the Compensation Consultant to do a specific risk assessment of the Company’s 2020 cash and equity incentive plans and the Compensation Consultant determined there to be a low risk level under each of the factors assessed.

Report of the Compensation Committee

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act or the Exchange Act.

The Compensation Committee of the Board, which is comprised solely of (i) independent directors within the meaning of applicable Nasdaq Rules, (ii) outside directors within the meaning of Section 162 of the Code, and (iii) non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, has reviewed and discussed with management the Compensation Discussion and Analysis section of this Amendment for 2020. In reliance on the reviews and discussions referred to above, the Compensation Committee has approved the Compensation Discussion and Analysis, and the Board has approved the Compensation Discussion and Analysis for inclusion in this Amendment.

Respectfully submitted by the Compensation Committee,

David W. Anstice AO (Chair)

Richard B. Gaynor, M.D.

Paul J. Mitchell

Nancy J. Wysenski

Compensation Committee Interlocks and Insider Participation

The directors who served as members of the Compensation Committee during 2020 were David W. Anstice AO (Chair), Richard B. Gaynor, M.D., Paul J. Mitchell and Nancy J. Wysenski, none of whom is currently, or ever has been, an officer or employee of our Company, or had any relationship that is required to be disclosed in this Amendment as a transaction with a related party. During 2020, none of our executive officers served as a member of the board of directors or the compensation committee (or other board committee performing equivalent functions) of any entity that had one or more of its executive officers serving on our Compensation Committee or our Board.

GAAP to Non-GAAP Reconciliation

This Amendment includes information about non-GAAP net income, a financial measure that is not prepared in accordance with GAAP. This non-GAAP measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP net income adjusts for certain one-time and non-cash charges by excluding from GAAP results: share-based compensation expense; amortization; depreciation; non-cash net interest expense; certain other one-time or non-cash items; and the income tax effect of these reconciling items.

The Company’s management and board of directors utilize this non-GAAP financial measure to evaluate the Company’s performance. The Company provides this non-GAAP measure of the Company’s performance to investors because management believes that this non-GAAP financial measure, when viewed with the Company’s results under GAAP and the accompanying reconciliations, is useful in identifying underlying trends in ongoing operations. However, non-GAAP net income is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to GAAP measures as an indicator of operating performance. Further, non-GAAP net income should not be considered a measure of the Company’s liquidity.

A reconciliation of GAAP net loss to non-GAAP net income, as provided in this Amendment is as follows:

Condensed Consolidated Statements of Operations - GAAP	Year Ended
(In thousands)	December 31, 2020
Net Loss — GAAP	$(110,861)
Adjustments:
Share-based compensation expense	90,161
Depreciation expense	42,402
Amortization expense	39,452
Income tax effect related to reconciling items	10,092
Non-cash net interest expense	666
Change in the fair value of contingent consideration	(3,945)
Acquisition of IPR&D	674
Non-GAAP Net Income	$68,641

Non-GAAP Financial Targets

This Amendment includes information about certain non-GAAP financial targets, including non-GAAP net income margin (non-GAAP net income/total revenues) and EBITDA margin (EBITDA/total revenues). These non-GAAP financial measures are not prepared in accordance with GAAP, are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income adjusts for certain one-time and non-cash charges by excluding from GAAP results: share-based compensation expense; amortization; depreciation; non-cash net interest expense; certain other one-time or non-cash items; and the income tax effect of these reconciling items. EBITDA is calculated as earnings before interest, taxation, depreciation and amortization.

Executive Compensation Tables

Summary Compensation Table

The following table presents and summarizes the compensation paid to, or earned by, our named executive officers for 2020, 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(2)	(f)(3)	(g)(4)	(h)	(i)(5)	(j)
Richard F. Pops	2020	1,073,712	—	2,551,714	3,489,121	912,655	—	14,500	8,041,702
Chairman and Chief Executive Officer	2019	1,037,400	—	4,221,072	8,384,675	980,000	—	14,000	14,637,147
	2018	1,002,316	—	4,876,350	10,010,722	1,152,664	—	13,750	17,055,802
James M. Frates(1)	2020	575,460	—	786,717	996,096	—	—	14,500	2,372,772
Former Senior Vice President, Chief Financial Officer	2019	556,000	—	758,881	1,475,360	278,000	—	14,000	3,082,241
	2018	536,732	—	908,010	1,849,438	309,000	—	13,750	3,616,930
Craig C. Hopkinson, M.D.	2020	650,000	—	1,298,079	1,643,556	351,000	—	14,500	3,957,135
Executive Vice President, Research and	2019	621,000	—	895,675	1,737,537	388,125	—	14,000	3,656,337
Development and Chief Medical Officer	2018	600,000	—	908,010	1,849,438	420,000	—	13,750	3,791,198
David J. Gaffin	2020	569,250	—	904,709	1,145,513	256,163	—	14,500	2,890,136
Senior Vice President, Chief Legal Officer,	2019	550,000	—	895,675	1,737,537	343,750	—	14,000	3,540,962
Chief Compliance Officer and Secretary	2018	500,000	—	908,010	1,849,438	325,000	—	13,750	3,596,198
Michael J. Landine	2020	516,465	—	688,373	871,585	219,498	—	14,500	2,310,421
Senior Vice President, Corporate Development and Chief Risk Officer	2019	499,000	—	758,881	1,475,360	249,500	—	14,000	2,996,741

Notes to Summary Compensation Table

(1)	Mr. Frates terminated his employment with the Company in January 2021.
(2)

The amounts in column (e) reflect the aggregate grant date fair value of stock awards granted during 2020, 2019 and 2018, as indicated, computed in accordance with ASC 718. The weighted average grant date fair values of stock awards granted during these years are included in footnote 14 “Share-Based Compensation” to our consolidated financial statements for the year ended December 31, 2020 included in our 2020 Annual Report.

Included in the stock awards granted to the named executive officers in 2020 are PRSUs that, in order to vest, require achievement of certain commercial and pipeline performance conditions over a three-year performance period and are subject to a TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Equity Incentives” beginning on page 29 of this Amendment. The grant date fair value of these performance-vesting restricted stock unit awards was determined in accordance with ASC 718 based upon the then-probable outcome of the performance conditions underlying such awards and, because of the market condition component of the awards, was computed using a Monte Carlo simulation. Assuming on the date of grant that the highest level of performance would be achieved, the fair value of such PRSUs calculated in accordance with ASC 718 was $9,568,973, $1,075,173, $1,774,032, $1,236,445 and $940,788 for Messrs. Pops and Frates, Dr. Hopkinson and Messrs. Gaffin and Landine, respectively.

(3)

The amounts in column (f) reflect the aggregate grant date fair value of option awards granted during 2020, 2019 and 2018, as indicated, computed in accordance with ASC 718. The assumptions used in the calculation of the fair value of option awards granted by us during these periods are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2020 included in our 2020 Annual Report under the heading “Share-Based Compensation”. For additional details regarding the equity granted to our named executive officers in 2020, see the discussion in the section entitled “Long-Term Equity Incentives” beginning on page 29 of this Amendment. Included in the option awards granted to Mr. Pops during 2019 are (i) 382,200 time- and performance-vesting stock options that, in order to vest, require a greater than 50% increase in the Company’s share price from their grant date value for 30 consecutive trading days and, once that performance condition is met, remain subject to time-based vesting in equal annual installments over four years commencing on the first anniversary of the grant date, which had a grant date fair value computed using a Monte Carlo simulation model in accordance with ASC 718 of $6,414,272 and (ii) 121,000 time-vesting stock options that vest in equal annual installments over four years commencing on the first anniversary of the grant date, which had a grant date fair value computed using a Black-Scholes model in accordance with ASC 718 of $1,970,403.

(4)

The amounts in column (g) reflect the cash awards paid to our named executive officers for services performed during 2020, 2019 and 2018, as indicated, pursuant to the Alkermes plc Affiliated Company 2020 Reporting Officer Performance Pay Plan (the “2020 Performance Pay Plan”), the Alkermes plc Affiliated Company Fiscal Year 2019 Reporting Officer Performance Pay Plan and the Alkermes plc Affiliated Company Fiscal Year 2018 Reporting Officer Performance Pay Plan, respectively. The cash award amounts paid to our named executive officers for services in 2020 as compared to their target cash awards for 2020 reflect 85% of target for Messrs. Pops and Landine and 90% of target for Dr. Hopkinson and Mr. Gaffin. Mr. Frates terminated his employment with the Company in January 2021 and was therefore not eligible to receive a performance payout for 2020.

(5)	The amounts in column (i) reflect the Company’s match on contributions made by the named executive officers to our 401k Plan.

2020 Grants of Plan-Based Awards Table

The following table presents information on all grants of plan-based awards made in 2020 to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
(a)	(b)	(c)	(d)(1)	(e)(1)	(f)	(g)(2)	(h)(2)	(i)(3)	(j)(4)	(k)	(l)(5)
Richard F. Pops	2/20/2020	—	—	—	—	—	—	—	358,466	20.43	3,489,121
	2/20/2020	—	—	—	—	217,817	408,407	—	—	—	2,551,714
	N/A	—	1,073,712	2,147,424	—	—	—	—	—	—	—
James M. Frates	2/20/2020	—	—	—	—	—	—	24,474	—	—	500,004
	2/20/2020	—	—	—	—	—	—	—	102,337	20.43	996,096
	2/20/2020	—	—	—	—	24,474	45,889	—	—	—	286,713
	N/A	—	287,730	575,460	—	—	—	—	—	—	—
Craig C. Hopkinson, M.D.	2/20/2020	—	—	—	—	—	—	40,382	—	—	825,004
	2/20/2020	—	—	—	—	—	—	—	168,856	20.43	1,643,556
	2/20/2020	—	—	—	—	40,382	75,716	—	—	—	473,075
	N/A	—	390,000	780,000	—	—	—	—	—	—	—
David J. Gaffin	2/20/2020	—	—	—	—	—	—	28,145	—	—	575,002
	2/20/2020	—	—	—	—	—	—	—	117,688	20.43	1,145,513
	2/20/2020	—	—	—	—	28,145	52,772	—	—	—	329,707
	N/A	—	284,625	569,250	—	—	—	—	—	—	—
Michael J. Landine	2/20/2020	—	—	—	—	—	—	21,415	—	—	437,508
	2/20/2020	—	—	—	—	—	—	—	89,545	20.43	871,585
	2/20/2020	—	—	—	—	21,415	40,153	—	—	—	250,865
	N/A	—	258,233	516,465	—	—	—	—	—	—	—

Notes to 2020 Grants of Plan-Based Awards Table

(1)

Represents the target and maximum amounts that could have been earned by each named executive officer under the 2020 Performance Pay Plan for the performance period of January 1, 2020 to December 31, 2020. The cash performance pay range for Mr. Pops was 0% to 200% of base salary with a target cash performance pay of 100% of base salary in effect at the time of award. The cash performance pay range for Dr. Hopkinson was 0% to 120% of base salary with a target cash performance pay of 60% of base salary in effect at the time of award. The cash performance pay range for Messrs. Frates, Gaffin and Landine was 0% to 100% of base salary with a target cash performance pay of 50% of base salary in effect at the time of award. There are no other applicable estimated future payouts under non-equity incentive plan awards for our named executive officers under the 2020 Performance Pay Plan. For more information about the 2020 Performance Pay Plan, see the discussion in the section entitled “Short-Term Incentive Plan (STIP)—Annual Cash Performance Pay” beginning on page 21 of this Amendment, and see the Summary Compensation Table on page 35 of this Amendment for the actual cash performance payment amounts paid to our named executive officers for performance during 2020.

(2)

Represents the target and maximum payouts for PRSUs granted in 2020 under the 2018 Plan that, in order to vest, require achievement of certain commercial and pipeline performance conditions over a three-year performance period and are subject to a TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Equity Incentives” beginning on page 29 of this Amendment. No dividend equivalents are paid on unvested restricted stock unit awards.

(3)

Represents time-vesting restricted stock unit awards granted under the 2018 Plan, which vest in four equal annual installments commencing on the first anniversary of the grant date. No dividend equivalents are paid on unvested restricted stock unit awards.

(4)

Represents time-vesting stock options granted under the 2018 Plan, which vest in four equal annual installments commencing on the first anniversary of the grant date. Certain of the stock options qualify as incentive stock options under Section 422 of the Code.

(5)

Represents the estimated grant date fair value of stock options and restricted stock unit awards granted to the named executive officers during 2020 computed in accordance with ASC 718. Assumptions used in the calculation of the fair value of option awards granted by us during 2020 are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2020 included in our 2020 Annual Report under the heading “Share-Based Compensation”. There can be no assurance that the stock options will be exercised (in which case no value will be realized by the optionee) or that the value realized upon exercise or settlement of a restricted stock unit award will equal the grant date fair value.

Narrative Disclosure to Summary Compensation Table and 2020 Grants of Plan-Based Awards Table

Employment Agreements.  Each of our named executive officers has entered into a written employment agreement with us that provides for payment of base salary, eligibility for cash incentive compensation, participation in incentive compensation plans and employee benefit programs and potential severance benefits. For additional information regarding the base salaries, annual cash performance and long-term equity opportunities for our named executive officers, please see the section entitled “Compensation Discussion and Analysis” beginning on page 11 of this Amendment. For additional information regarding severance benefits provided under the employment agreements, please see the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 42 of this Amendment.

Base Salaries. For information regarding 2020 base salaries for our named executive officers, please see the section entitled “Base Salary” on page 21 of this Amendment.

Annual Cash Performance Pay Awards. Under our reporting officer performance pay plans, our named executive officers are eligible to receive an annual cash performance pay award based on the Company’s performance against its corporate objectives and, for named executive officers other than the CEO, the contributions of each named executive officer to the achievement of our corporate objectives. For additional information regarding 2020 annual cash performance pay for our named executive officers, see the section entitled “Short-Term Incentive Plan (STIP) – Annual Cash Performance Pay” beginning on page 21 of this Amendment.

Equity Awards. Our 2018 Plan provides for the grant of stock options and stock awards to our eligible named executive officers, employees, non-employee directors and consultants. In 2020, we granted to our named executive officers time-vesting stock options, time-vesting restricted stock unit awards and performance-vesting restricted stock unit awards that, in order to vest, require achievement of certain commercial and pipeline performance conditions that are in line with our long-term business strategy. For additional information regarding our 2018 Plan, see the description of our 2018 Plan set forth in our definitive proxy statement filed with the SEC on April 3, 2020, and for additional information regarding the equity awards granted to our named executive officers in 2020, see the 2020 Grants of Plan-Based Awards table and related footnotes above and the section entitled “Long-Term Equity Incentives” beginning on page 29 of this Amendment.

No Option or SAR Repricing. Our 2018 Plan explicitly prohibits repricing of options and stock appreciation rights in any manner without shareholder approval, including cancelling awards in exchange for cash or another award under the 2018 Plan, and we did not engage in any repricings or other modifications to any of our named executive officer equity awards during the year ended December 31, 2020.

Other Compensatory Arrangements. Please see the section entitled “Additional Compensation Information” beginning on page 31 of this Amendment for a description of other compensatory arrangements and policies applicable to our named executive officers, including our Share Ownership and Holding Guidelines, our Clawback Policy and our retirement and other benefits.

Outstanding Equity Awards at 2020 Year End

The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2020:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)(1)	(c)	(d)		(e)	(f)(2)	(g)(3)		(h)(9)	(i)		(j)(9)
Richard F. Pops	—	—	—		—	—	8,750	(4)	174,563	—		—
	—	—	—		—	—	36,250	(5)	723,188	—		—
	—	—	—		—	—	97,200	(6)	1,939,140	—		—
	—	—	—		—	—	—		—	217,817	(10)	4,345,449
	400,000	—	—		18.105	5/20/2021	—		—	—		—
	450,000	—	—		16.55	5/21/2022	—		—	—		—
	300,000	—	—		33.72	5/28/2023	—		—	—		—
	230,000	—	—		47.16	3/3/2024	—		—	—		—
	200,000	—	—		71.23	2/26/2025	—		—	—		—
	300,000	—	—		32.27	2/28/2026	—		—	—		—
	150,000	50,000	—		54.57	2/17/2027	—		—	—		—
	147,500	147,500	—		67.26	2/16/2028	—		—	—		—
	30,250	90,750	382,200	(11)	32.57	2/21/2029	—		—	—		—
	—	358,466	—		20.43	2/20/2030	—		—	—		—
James M. Frates	—	—	—		—	—	3,000	(4)	59,850	—		—
	—	—	—		—	—	6,750	(5)	134,663	—		—
	—	—	—		—	—	17,475	(6)	348,626	—		—
	—	—	—		—	—	24,474	(7)	488,256	—		—
	—	—	—		—	—	—		—	24,474	(10)	488,256
	94,477	—	—		18.105	5/20/2021	—		—	—		—
	68,958	—	—		16.55	5/21/2022	—		—	—		—
	70,000	—	—		33.72	5/28/2023	—		—	—		—
	50,000	—	—		47.16	3/3/2024	—		—	—		—
	44,000	—	—		71.23	2/26/2025	—		—	—		—
	76,000	—	—		32.27	2/28/2026	—		—	—		—
	37,500	12,500	—		54.57	2/17/2027	—		—	—		—
	27,250	27,250	—		67.26	2/16/2028	—		—	—		—
	22,650	67,950	—		32.57	2/21/2029	—		—	—		—
	—	102,337	—		20.43	2/20/2030	—		—	—		—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)(1)	(c)	(d)	(e)	(f)(2)	(g)(3)		(h)(9)	(i)		(j)(9)
Craig C. Hopkinson, M.D.	—	—	—	—	—	1,250	(8)	24,938	—		—
	—	—	—	—	—	6,750	(5)	134,663	—		—
	—	—	—	—	—	20,625	(6)	411,469	—		—
	—	—	—	—	—	40,382	(7)	805,621	—		—
	—	—	—	—	—	—		—	40,382	(10)	805,621
	60,000	20,000	—	59.57	6/7/2027	—		—	—		—
	27,250	27,250	—	67.26	2/16/2028	—		—	—		—
	26,675	80,025	—	32.57	2/21/2029	—		—	—		—
	—	168,856	—	20.43	2/20/2030	—		—	—		—
David J. Gaffin	—	—	—	—	—	2,500	(4)	49,875	—		—
	—	—	—	—	—	6,750	(5)	134,663	—		—
	—	—	—	—	—	20,625	(6)	411,469	—		—
	—	—	—	—	—	28,145	(7)	561,493	—		—
	—	—	—	—	—	—		—	28,145	(10)	561,493
	2,250	—	—	18.105	5/20/2021			—	—		—
	41,000	—	—	16.55	5/21/2022	—		—	—		—
	30,000	—	—	33.72	5/28/2023	—		—	—		—
	25,000	—	—	47.16	3/3/2024	—		—	—		—
	17,750	—	—	71.23	2/26/2025	—		—	—		—
	36,000	—	—	32.27	2/28/2026	—		—	—		—
	30,000	10,000	—	54.57	2/17/2027	—		—	—		—
	27,250	27,250	—	67.26	2/16/2028	—		—	—		—
	26,675	80,025	—	32.57	2/21/2029	—		—	—		—
	—	117,688	—	20.43	2/20/2030	—		—	—		—
Michael J. Landine	—	—	—	—	—	3,000	(4)	59,850	—		—
	—	—	—	—	—	6,750	(5)	134,663	—		—
	—	—	—	—	—	17,475	(6)	348,626	—		—
	—	—	—	—	—	21,415	(7)	427,229	—		—
	—	—	—	—	—	—		—	21,415	(10)	427,229
	94,477	—	—	18.105	5/20/2021	—		—	—		—
	100,000	—	—	16.55	5/21/2022	—		—	—		—
	70,000	—	—	33.72	5/28/2023	—		—	—		—
	50,000	—	—	47.16	3/3/2024	—		—	—		—
	44,000	—	—	71.23	2/26/2025	—		—	—		—
	76,000	—	—	32.27	2/28/2026	—		—	—		—
	37,500	12,500	—	54.57	2/17/2027	—		—	—		—
	27,250	27,250	—	67.26	2/16/2028	—		—	—		—
	22,650	67,950	—	32.57	2/21/2029	—		—	—		—
	—	89,545	—	20.43	2/20/2030	—		—	—		—

Notes to Outstanding Equity Awards Table

(1)

The grant date of all stock options is ten years prior to the option expiration date (column (f)). With the exception of the amounts in column (d), all stock options vest in four equal annual installments, commencing on the first anniversary of the grant date. Stock options granted in 2017 and 2018 were granted under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended (the “2011 Plan”). Stock options granted in 2019 and 2020 were granted under the 2018 Plan.

(2)	Stock options expire ten years from the grant date.
(3)

Time-vesting restricted stock unit awards vest in four equal annual installments, commencing on the first anniversary of the grant date. No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with us is terminated for any reason, except in the event of death or permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), time-vesting restricted stock unit awards are forfeited on the date of termination.

(4)	Time-vesting restricted stock unit awards granted on February 17, 2017 under the 2011 Plan.
(5)	Time-vesting restricted stock unit awards granted on February 16, 2018 under the 2011 Plan.
(6)	Time-vesting restricted stock unit awards granted on February 21, 2019 under the 2018 Plan.
(7)	Time-vesting restricted stock unit awards granted on February 20, 2020 under the 2018 Plan.
(8)	Time-vesting restricted stock unit award granted on June 7, 2017 under the 2011 Plan.
(9)	Market value is based on the closing price of our ordinary shares on December 31, 2020 as reported by Nasdaq, which was $19.95.
(10)

Performance-vesting restricted stock unit awards granted on February 20, 2020 under the 2018 Plan that, in order to vest, require achievement of certain commercial and pipeline performance conditions over a three-year performance period ending on December 31, 2022 and that are subject to a TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Equity Incentives” beginning on page 29 of this Amendment. As of December 31, 2020, none of the performance criteria underlying these performance-vesting restricted stock unit awards have been achieved. No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with us is terminated for any reason, except in the event of death or permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), performance-vesting restricted stock unit awards are forfeited on the date of termination.

(11)

Performance- and time-vesting stock options granted under the 2018 Plan that, in order to vest, require the achievement of a greater than 50% increase in the Company’s share price from their grant date value for 30 consecutive trading days, and once that performance condition is met, remain subject to time-based vesting in four equal annual installments commencing on the first anniversary of the grant date.

2020 Option Exercises and Stock Vested

The following table presents information regarding option exercises and vesting of restricted stock unit awards for each named executive officer during 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Richard F. Pops	325,000	893,287	76,775	1,498,045
James M. Frates	21,983	69,246	16,700	324,962
Craig C. Hopkinson, M.D.	—	—	11,500	220,611
David J. Gaffin	3,000	28,500	15,000	290,439
Michael J. Landine	98,523	234,463	16,700	324,962

2020 Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

2020 Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans or defined contribution plans maintained by us.

Potential Payments upon Termination or Change in Control

If, during the term of a named executive officer’s employment agreement with us, we terminate such named executive officer’s employment without “cause” or such named executive officer terminates his employment for “good reason” (e.g., a material diminution in his responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which he must perform his employment) and such named executive officer thereafter signs a general release of claims, we will provide severance, as follows: to Mr. Pops, over a twenty-four-month period, we will pay an amount equal to two times the sum of (i) his current base salary, plus (ii) the average of his annual cash incentive compensation received for the two immediately preceding years, and will provide for continued participation in our health benefit plans during such twenty-four-month period; and to Messrs. Gaffin, Landine and Dr. Hopkinson (and prior to his termination of employment, Mr. Frates), over a twelve-month period, we will pay an amount equal to the sum of (i) his current base salary plus (ii) the average of his annual cash incentive compensation received for the two immediately preceding years, and will provide for continued participation in our health benefit plans during such twelve-month period. Mr. Frates terminated his employment with the Company in January 2021. Mr. Frates did not receive any severance payments or benefits in connection with his termination.

Under the employment agreements with our named executive officers, in the event of a change in control, each named executive officer would be entitled to continue his employment with us for a period of two years following the change in control. If, during this two-year period, the employment of such named executive officer is terminated without “cause” or if such named executive officer terminates his employment for “good reason,” such executive officer shall be paid a pro-rata amount of his annual cash incentive compensation (based upon the average of such executive officer’s annual cash incentive compensation for the prior two years) for the year in which the termination occurs. Additionally, he will receive a lump sum payment equal to: for Mr. Pops two times; and for Messrs. Gaffin, Landine and Dr. Hopkinson (and prior to his termination of employment, Mr. Frates), one and one-half times, the sum of his then-base salary (or the base salary in effect at the time of the change in control, if higher) plus an amount equal to the average of his annual cash incentive compensation received for the two immediately preceding years. Messrs. Pops, Gaffin, Landine and Dr. Hopkinson will also be entitled to continued participation in our health benefit plans: for Mr. Pops, for a period of two years following the date of termination; and for Messrs. Gaffin, Landine and Dr. Hopkinson, for a period of eighteen months following the date of termination. These change in control payments are expressly in lieu of, and supersede, those severance payments and benefits otherwise payable if such executive officer is terminated without “cause” or if such executive officer terminates his employment for good reason, provided that such termination occurs within two years after the occurrence of the first event constituting a change in control and that such first event occurs during the period of employment of the named executive officer. Messrs. Pops and Landine (and prior to his termination of employment, Mr. Frates) are also entitled to a “gross-up payment” equal to the excise tax imposed upon the severance payments made in the event of a change in control, if any payment or benefit to the executive, whether pursuant to the employment agreement or otherwise, is considered an “excess parachute payment” and subject to an excise tax under the Code. In 2009, we discontinued providing such gross-up payments to newly hired employees. On this basis, Mr. Gaffin and Dr. Hopkinson are not entitled to a gross-up payment in the event of a change in control.

Under the terms of our 2018 Plan, the Administrator has the authority to determine the conditions under which any award under such plan will become exercisable in the event of a change in control (referred to as a Sale Event in the 2018 Plan) at the time of grant of such award. Upon a change in control, all then-outstanding stock options become vested and exercisable, all then-outstanding time-vesting stock awards become vested, and all then-outstanding performance-vesting restricted stock unit awards may become vested and nonforfeitable in the Administrator’s discretion.

Potential Post-Termination Payments

The following table summarizes the potential payments to our named executive officers under various termination events. The table assumes that the triggering event occurred on December 31, 2020, the last business day of 2020, and the calculations use the closing price of our ordinary shares on December 31, 2020 as reported by Nasdaq, which was $19.95 per share.

Name and Payment Elements	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Not Following a Change in Control	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Following a Change in Control
Richard F. Pops
Cash Compensation:
Severance	$4,280,088	$5,346,420
Equity Awards:
Stock Options and awards (1)	—	7,182,339
Benefits:
Health and Dental Insurance	45,180	45,180
Total	$4,325,268	$12,573,939

James M. Frates
Cash Compensation:
Severance	$868,960	$1,596,940
Equity Awards:
Stock Options and awards (1)	—	1,519,651
Benefits:
Health and Dental Insurance	22,673	34,009
Total	$891,633	$3,150,600

Craig C. Hopkinson, M.D.
Cash Compensation:
Severance	$1,054,063	$1,985,156
Equity Awards:
Stock Options and awards (1)	—	2,182,311
Benefits:
Health and Dental Insurance	22,590	33,885
Total	$1,076,653	$4,201,352

David J. Gaffin
Cash Compensation:
Severance	$903,625	$1,689,813
Equity Awards:
Stock Options and awards (1)	—	1,718,992
Benefits:
Health and Dental Insurance	22,590	33,885
Total	$926,215	$3,442,690

Michael J. Landine
Cash Compensation:
Severance	$779,715	$1,432,823
Equity Awards:
Stock Options and awards (1)	—	1,397,597
Benefits:
Health and Dental Insurance	15,378	23,067
Total	$795,093	$2,853,487

Notes to Post-Termination Payments Table

(1)

This amount represents the value of unvested time-vesting restricted stock unit awards and the unvested portion of the target grant amount of performance-vesting restricted stock unit awards, in each case valued at $19.95 per share. At December 31, 2020, there were no outstanding unvested stock options that had an exercise price less than $19.95 per share.

Pay Ratio

For 2020, the annual total compensation for our CEO, including the value of employer paid health care benefits, as discussed below, was $8,064,292 and for our median employee was $176,703 (also including the value of employer paid health care benefits), resulting in a pay ratio of approximately 46 to 1.

The annual total compensation for our CEO in this pay ratio disclosure differs from the annual total compensation amounts reflected in the Summary Compensation Table (on page 35 of this Amendment) because we included the value of employer paid health care benefits (estimated for our CEO and eligible dependents at $22,590) in order to produce a more representative disclosure of our employees’ compensation. We also added the value of employer paid health care benefits to the median compensated employee’s compensation for purposes of this pay ratio disclosure. The annual total compensation for our median compensated employee does not represent an average of the compensation paid to our employees, but rather it is the compensation paid to the particular employee identified as our median employee.

We identified the median employee for 2020 by (i) aggregating for each applicable employee (A) base salary as of October 1, 2020 (or wages multiplied by annual work schedule, for hourly employees), (B) the target bonus for 2020 and (C) the estimated fair value of any equity awards granted during 2020, and (ii) ranking this annual compensation measure for our employees from lowest to highest.

This calculation was performed for 2,243 individuals, excluding our CEO, who were employed by us on October 1, 2020, whether employed on a full-time or part-time basis. In order to present a more accurate representation of comparative annual compensation, we annualized compensation for any permanent employees that were only employed for part of 2020, and converted amounts paid in a currency other than U.S. dollars to U.S. dollars based on the average year-to-date exchange rate on October 1, 2020. No employees located in jurisdictions outside of the U.S. were excluded from the calculation under the regulation’s de minimis exemption.

This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K (the “Rule”). In light of the numerous different methodologies, assumptions, adjustments and estimates that companies may apply in compliance with the Rule, this information should not be used as a basis for comparison between different companies.

Director Compensation

Directors who are full-time employees of the Company do not receive additional compensation for Board membership over and above their regular employee compensation.

Non-Employee Director Compensation Program

Our non-employee director compensation program is intended to be competitive and fair, and is designed to attract and retain optimal talent and expertise on our Board and provide compensation commensurate with the time and effort that our directors are required to devote to the Company given the size and complexity of our operations and the Board’s significant oversight and advisory responsibilities.

The Compensation Committee is responsible for evaluating and recommending to the Board for its approval an annual non-employee director compensation program. In this context, the Compensation Committee annually reviews and evaluates, in consultation with its independent compensation consultant, recent trends in director compensation, corporate governance best practices related to director compensation, and comparable market data for director compensation, including data from the same peer group that we use for executive compensation purposes. The Compensation Committee makes its recommendations to the Board based on such review and evaluation. The Board retains the ultimate authority to determine the form and amount of director compensation. It is the general philosophy of the Board that non-employee director compensation should be a mix of cash and equity-based compensation. No perquisites are provided to our non-employee directors.

Annual Cash Retainers

Each non-employee director receives an annual cash retainer for his or her service on the Board, as well as an additional annual cash retainer if he or she serves on a standing committee of the Board or as the chair of a standing committee of the Board. Our non-employee directors also receive an additional fee for attendance at each meeting of the full Board in excess of a pre-determined number of meetings each year as set forth below. For purposes of our director compensation program, each “year” refers to the approximately 12-month period between our annual general meetings of shareholders.

No changes to retainer fee amounts in 2020. In May 2020, following review of our annual cash retainers approved in May 2019, and determination that such cash compensation was aligned, and competitive, with our peer group companies, the Compensation Committee recommended to the Board that no changes be made to the annual retainer amounts for the following year. The Board subsequently approved this recommendation, resulting in the following annual retainers for our non-employee directors’ service on the Board and the standing committees of the Board for the following year, each paid pro-rata on a quarterly basis:

Service	Retainer Fee
Board Member	$ 74,000*
Audit and Risk Committee Chair	$ 25,000
Audit and Risk Committee Member	$ 15,000
Compensation Committee Chair	$ 25,000
Compensation Committee Member	$ 15,000
Nominating and Corporate Governance Committee Chair	$ 18,000
Nominating and Corporate Governance Committee Member	$ 10,000

* This amount includes compensation for attendance at the first five regularly-scheduled Board meetings held each year. Each non-employee director receives an additional fee of $3,500 for his or her in-person attendance at any regularly-scheduled Board meeting in excess of the fifth regularly-scheduled Board meeting occurring in such year.

In 2020, in recognition of evolving demands on the Company in response to the COVID-19 pandemic and other matters of importance to the Company, we also conducted monthly (and more frequently as needed) Board update calls to keep the Board informed and in regular communication with management. None of the directors received any additional compensation for participation in such calls.

Equity Compensation

Each non-employee director is also granted equity for his or her Board service, in the form of an annual award (the “Annual Grant”) that is typically granted to all continuing non-employee directors on the date of the Company’s annual general meeting of shareholders each year, following the election of directors at such meeting. Each newly appointed non-employee director who joins the Board after the annual general meeting of shareholders is granted a prorated portion of the Annual Grant, typically granted to such director on the date of the first regularly-scheduled Board meeting attended by such director, with the value of the award prorated to reflect the number of regularly-scheduled Board meetings remaining until the next annual general meeting of shareholders (including the then-current meeting), divided by the total number of regularly-scheduled Board meetings during such year (each such grant, a “Pro-Rata Annual Grant”). In addition, each newly appointed non-employee director is granted an initial award for joining the Board (each, a “New Director Grant”), typically granted to such director on the date of the first regularly scheduled Board meeting attended by such director, with an award value equal to 1.5 times the approved award value of the Annual Grant.

Vesting terms. Per our non-employee director equity grant procedures, Annual Grants and Pro-Rata Annual Grants vest in full on the one-year anniversary of the applicable grant date, and New Director Grants vest in three equal annual installments, commencing on the one-year anniversary of the grant date.

No changes to award values in 2020.  Each year, at or prior to the Company’s annual general meeting of shareholders, the Compensation Committee recommends to the Board for its approval equity award values and terms for the Annual Grant and any New Director Grant for such year. In May 2020, following review of our 2019 target equity compensation value of $375,000 for the Annual Grant and $562,500 for the New Director Grant and determination that such equity compensation values were aligned to and competitive with our peer group companies, the Compensation Committee recommended to the Board that no changes be made to the non-employee director equity award values for 2020. The Board subsequently approved this recommendation.

Changes to grant timing due to COVID-19.  In light of the uncertainty in May 2020 regarding the extent of the impacts that the COVID-19 pandemic would have on macroeconomic market conditions and on the Company’s business, the Compensation Committee recommended to the Board, and the Board approved, division of the Annual Grant for 2020 into two separate grants, the first of which was granted on the date of the Company’s 2020 annual general meeting of shareholders (the typical date for the Annual Grant) and equaled 50% of the total approved value of the Annual Grant, and the second of which was to be delayed until the fourth quarter of 2020 and was to equal up to the remaining 50% of the total approved value of the Annual Grant, subject to downward adjustment at the Compensation Committee’s discretion if the Compensation Committee determined that the Company’s circumstances at such time warranted any reduction to the approved value. In December 2020, based on the recommendation of the Compensation Committee’s independent compensation consultant and the Compensation Committee’s assessment of the Company’s circumstances, the Compensation Committee recommended, and the Board approved, the grant of the second portion of the Annual Grant, with an award value equal to the full remaining 50% of the total approved value of the Annual Grant.

Equity mix and share number calculation methodology.  Both the May 2020 and the December 2020 portions of the Annual Grant consisted of 50% restricted stock unit awards and 50% stock options, with the number of shares underlying each restricted stock unit award calculated utilizing a 30-day trading average ending 21 days before the date of applicable grant (the “Average Share Price”), and the number of shares underlying each stock option calculated utilizing the Average Share Price and the Black-Scholes valuation model.

Our non-employee directors are not granted any equity other than the Annual Grant (or Pro-Rata Annual Grant, as applicable) each year and a one-time New Director Grant upon joining the Board. For a description of our share ownership and holding guidelines for our directors, see the section entitled “Share Ownership and Holding Guidelines” on page 31 on this Amendment.

Reimbursement of Expenses and Insurance

We reimburse each non-employee director for necessary business expenses incurred in the performance of his or her Board service and extend coverage to each non-employee director under our travel accident and directors’ and officers’ indemnity insurance policies.

Conflicts of Interest

Independent directors do not receive consulting, advisory or other compensatory fees from the Company if the receipt of such fees would result in disqualifying the director as an “independent” director in accordance with the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder. To the extent practicable or required by applicable rule or regulation, independent directors who are affiliated with the Company’s service providers, partners or collaborators will undertake to ensure that their compensation from such providers, partners or collaborators does not include amounts connected to payments by the Company.

2020 Director Compensation Table

Each of David W. Anstice AO, Robert A. Breyer, Shane M. Cooke, Wendy L. Dixon, Ph.D., Richard B. Gaynor, M.D., Paul J. Mitchell, Nancy L. Snyderman, M.D., Frank Anders Wilson and Nancy J. Wysenski served as non-employee directors during all of 2020. David A. Daglio, Jr. and Brian P. McKeon were appointed to the Board on December 9, 2020 and served as non-employee directors from such date through the end of 2020.

Richard F. Pops, our CEO, became Chairman of the Board on September 16, 2011 and was an employee during all of 2020. As an employee, Mr. Pops does not receive cash or equity compensation for his service on the Board.

The following table presents and summarizes the compensation of our non-employee directors for service during 2020.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)*
(a)	(b)(1)	(c)(2)	(d)(3)(4)	(h)
David W. Anstice AO	99,000	207,830	206,229	513,060
Robert A. Breyer	99,000	207,830	206,229	513,060
Shane M. Cooke	74,000	207,830	206,229	488,060
David A. Daglio, Jr.	4,223	—	—	4,223
Wendy L. Dixon, Ph.D.	92,000	207,830	206,229	506,060
Richard B. Gaynor, M.D.	80,500	207,830	206,229	494,560
Brian P. McKeon	4,223	—	—	4,223
Paul J. Mitchell	114,000	207,830	206,229	528,060
Nancy L. Snyderman, M.D.	99,000	207,830	206,229	513,060
Frank Anders Wilson	80,500	207,830	206,229	494,560
Nancy J. Wysenski	89,000	207,830	206,229	503,060

* Numbers may not sum due to rounding.

Notes to Director Compensation Table

(1)

The amounts in column (b) represent fees earned by our non-employee directors during 2020 for services as a director, including annual cash retainer fees for service on the Board and additional cash retainer fees for service on a standing committee of the Board or for service as a chair of a standing committee of the Board. The annual cash retainer fees for service on the Board for Messrs. Daglio and McKeon were prorated based on the date of their appointment to the Board.

(2)

The amounts in column (c) reflect the aggregate grant date fair value of restricted stock unit awards granted in 2020, excluding estimates of forfeitures, if any, as computed in accordance with ASC 718. Each then-current non-employee director was granted a restricted stock unit award in the amount of 6,104 shares on May 20, 2020, which had a grant date fair value of $16.85 per share, and a restricted stock unit award in the amount of 5,578 shares on December 2, 2020, which had a grant date fair value of $18.82 per share. All of these restricted stock unit awards were granted under the 2018 Plan and vest in full one year from the date of grant, or earlier upon termination of a director’s service relationship with the Company. Each of our non-employee directors, with the exception of Messrs. Daglio and McKeon, held outstanding restricted stock unit awards as of December 31, 2020 for an aggregate of 11,682 ordinary shares; Messrs. Daglio and McKeon did not hold any outstanding restricted stock unit awards as of December 31, 2020.

(3)

The amounts in column (d) reflect the aggregate grant date fair value of stock options granted during 2020, as computed in accordance with ASC 718. Each then-current non-employee director was granted a non-qualified stock option to purchase 12,823 ordinary shares on May 20, 2020, which had an estimated grant date fair value of $8.04 per share, and a non-qualified stock option to purchase 11,509 ordinary shares on December 2, 2020, which had an estimated grant date fair value of $8.96 per share. All of these stock options were granted under the 2018 Plan, vest in full one year from the date of grant or earlier upon termination of a director’s service relationship with the Company, and expire upon the earlier of ten years from the date of grant or three years following termination of a director’s service relationship with the Company. There can be no assurance that the stock options will be exercised or that the value realized upon their exercise will equal their grant date fair value.

(4)

Assumptions used in the calculation of the fair value of the option awards granted on May 20, 2020 are as follows: option exercise price, $16.85; expected term, 6.1 years; volatility, 51%; interest rate, 0.45%; dividend yield, zero. Assumptions used in the calculation of the fair value of the option awards granted on December 2, 2020 are as follows: option exercise price, $18.82; expected term, 6.2 years; volatility, 50%; interest rate, 0.59%; dividend yield, zero. Our non-employee directors each held outstanding stock options as of December 31, 2020 for the following aggregate number of ordinary shares: Mr. Anstice, 216,032 shares; Mr. Breyer, 211,432 shares; Mr. Cooke, 481,607 shares; Mr. Daglio, 0 shares; Dr. Dixon, 251,032 shares; Dr. Gaynor, 97,332 shares; Mr. McKeon, 0 shares; Mr. Mitchell, 216,032 shares; Dr. Snyderman, 122,032 shares; Mr. Wilson, 97,332 shares; and Ms. Wysenski, 207,282 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about:

•	the number of ordinary shares subject to issuance upon exercise of outstanding options and vesting of outstanding restricted stock units under equity compensation plans adopted by us;
•	the weighted-average exercise price of outstanding options under equity compensation plans adopted by us; and
•	the number of ordinary shares available for future issuance under our 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	16,112,189	$36.27	13,852,922
Equity compensation plans not approved by security holders	—	—	—
(1)

This excludes 5,555,262 ordinary shares issued as time-vesting restricted stock unit awards and 498,984 ordinary shares issued as performance-vesting restricted stock unit awards, all of which are subject to forfeiture until such awards vest in full.

(2)

Represents the weighted-average exercise price of our outstanding stock options under our equity compensation plans. This does not include outstanding restricted stock unit awards under our equity compensation plans as such awards do not have an exercise price.

Ownership of the Company’s Ordinary Shares

The following table and notes provide information about the beneficial ownership of our ordinary shares as of April 1, 2021 by:

•	each of the Company’s current directors and director nominees;
•	the Company’s Chief Executive Officer;
•	each of the Company’s four other named executive officers, as set forth in the Summary Compensation Table on page 35 of this Amendment; and
•	all of the Company’s current directors and executive officers as a group.

According to SEC rules, the Company has included in the column “Number of Issued Ordinary Shares” all shares over which the person has sole or shared voting or investment power, and the Company has included in the column “Number of Ordinary Shares Issuable” all shares that the person has the right to acquire within 60 days after April 1, 2021 through the exercise of any stock option, vesting of any stock award or other right. All shares that a person has a right to acquire within 60 days of April 1, 2021 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person.

Unless otherwise indicated, each person has the sole power (except to the extent authority is shared by spouses) to invest and vote the shares listed opposite the person’s name. The Company’s inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership of those shares by the person listed in the table. The business address of each of the Company’s current non-employee directors and nominees is Connaught House, 1 Burlington Road, Dublin 4, Ireland, D04 C5Y6. The business address of each of the Company’s current executive officers is 852 Winter Street, Waltham, MA 02451.

Ownership by Directors and Executive Officers

	Number of Issued Ordinary Shares	Number of Ordinary Shares Issuable(1)	Total	Percent(2)
David W. Anstice AO	68,381	204,523	272,904	*
Robert A. Breyer	7,156	199,923	207,079	*
Shane M. Cooke	84,872	461,432	546,304	*
David A. Daglio, Jr.	45,000	—	45,000	*
Wendy L. Dixon, Ph.D.	36,600	204,523	241,123	*
Richard B. Gaynor, M.D.	—	44,627	44,627	*
Brian P. McKeon	—	—	—	*
Paul J. Mitchell	15,000	204,523	219,523	*
Richard F. Pops	792,040	2,451,366	3,243,406	2.02%
Nancy L. Snyderman, M.D.	—	110,523	110,523	*
Frank Anders Wilson	—	44,627	44,627	*
Nancy J. Wysenski	11,242	195,773	207,015	*
James M. Frates	247,497	490,835	738,332	*
David J. Gaffin	74,597	315,647	390,244	*
Craig C. Hopkinson, M.D.	28,920	196,439	225,359	*
Michael J. Landine	216,781	593,038	809,819	*
All current directors and executive officers as a group (18 persons)	1,502,108	5,907,082	7,409,190	4.63%

*	Represents less than 1% of the Company’s outstanding ordinary shares.
(1)	Shares that can be acquired through stock options exercisable and restricted stock unit awards vesting by May 31, 2021, which is 60 days from April 1, 2021.
(2)	Applicable percentage of ownership as of April 1, 2021 is based upon 160,197,676 ordinary shares outstanding as of April 1, 2021.

Ownership by Principal Shareholders

The following table and notes provide information about the beneficial ownership of our ordinary shares as of April 1, 2021, or as of the date otherwise set forth below, by each shareholder known to us to be the beneficial owner of more than 5% of our ordinary shares.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, it is believed that each shareholder identified in the table possesses sole voting and investment power over all of our ordinary shares shown as beneficially owned by that shareholder. The percentages of beneficial ownership listed below are based on the most recent Schedule 13D and Schedule 13G filings made with the SEC as of April 1, 2021 and based on 160,197,676 of our ordinary shares outstanding as of April 1, 2021.

	Number of Ordinary Shares Beneficially Owned	Percent
T. Rowe Price Associates, Inc. (1)	23,576,902	14.72%
100 E. Pratt Street
Baltimore, MD 21202
Wellington Management Group LLP (2)	20,537,899	12.82%
280 Congress Street
Boston, MA 02210
The Vanguard Group (3)	15,436,476	9.64%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.(4)	9,024,694	5.63%
55 East 52nd Street
New York, NY 10055

(1)

Based solely on a Schedule 13G/A filed February 16, 2021, T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 8,830,634 ordinary shares of Alkermes and sole dispositive power over 23,576,902 ordinary shares of Alkermes. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, the ordinary shares of Alkermes. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, the ordinary shares of Alkermes, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time.

(2)

Based solely on a Schedule 13G/A filed February 3, 2021 by Wellington Management Group LLP (“Wellington Management”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors”) and Wellington Management Company LLP (“Wellington Company”). These shares are owned of record by clients of one or more of Wellington Company, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd, Wellington Management Australia Pty Ltd (collectively, the “Wellington Investment Advisors”) directly, or indirectly owned by Wellington Management. The clients of the Wellington Investment Advisors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. No such client is known to have such right or power with respect to more than 5% of this class of securities, except for Vanguard Health Care Fund. Wellington Advisors controls directly, or indirectly through Wellington Management Global Holdings Ltd., the Wellington Investment Advisors. Wellington Advisors is owned by Wellington Holdings and Wellington Holdings is owned by Wellington Management. Each of Wellington Management, Wellington Holdings and Wellington Advisors has shared voting power over 19,384,501 ordinary shares of Alkermes and shared dispositive power over 20,537,899 ordinary shares of Alkermes. Wellington Company has shared voting power over 18,925,401 ordinary shares of Alkermes and shared dispositive power over 18,943,043 ordinary shares of Alkermes.

(3)

Based solely on a Schedule 13G/A, filed February 10, 2021, The Vanguard Group, in its capacity as investment adviser, may be deemed to beneficially own 15,436,476 ordinary shares of Alkermes. The Vanguard Group has shared voting power over 106,501 ordinary shares of Alkermes, sole dispositive power over 15,204,111 ordinary shares of Alkermes and shared dispositive power over 232,365 ordinary shares of Alkermes.

(4)

Based solely on a Schedule 13G/A filed January 29, 2021, BlackRock, Inc., as a parent holding company or control person, beneficially owns 9,024,694 ordinary shares of Alkermes. BlackRock, Inc. has sole voting power over 8,463,301 ordinary shares of Alkermes and has sole dispositive power over 9,024,694 ordinary shares of Alkermes. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the ordinary shares of Alkermes. No one person’s interest in the ordinary shares of Alkermes is more than 5% of the total outstanding ordinary shares.

Disclosure of Shareholder Interests under the Companies Act

Under the Companies Act, our shareholders must notify us if, as a result of a transaction, the shareholder will become interested in 3% or more of our shares; or if as a result of a transaction a shareholder who was interested in more than 3% of our shares ceases to be so interested. When a shareholder is interested in more than 3% of our shares, the shareholder must notify us of any alteration of his or her interest that brings his or her total holdings through the nearest whole percentage number, whether an increase or a reduction. The relevant percentage figure is calculated by reference to the aggregate nominal value of the shares in which the shareholder is interested as a proportion of the entire nominal value of our issued share capital (or any such class of share capital in issue). When the percentage level of the shareholder’s interest does not amount to a whole percentage this figure may be rounded down to the next whole number. We must be notified within five business days of the transaction or alteration of the shareholder’s interest that gave rise to the notification requirement. If a shareholder fails to comply with these notification requirements, the shareholder’s rights in respect of any of our shares it holds shall not be enforceable, either directly or indirectly. However, such person may apply to the Irish High Court to have the rights attaching to such shares reinstated.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Policies and Procedures Concerning Related Person Transactions

The Audit and Risk Committee, pursuant to its written charter adopted by the Board, a current copy of which can be found on the Corporate Governance page of the Investors section of our website at www.alkermes.com, is responsible for reviewing all transactions with related persons, including transactions that would be required to be disclosed in this Amendment in accordance with SEC rules.

At the end of each calendar quarter, we ask all of our directors and executive officers to disclose a list of their “related parties”; this practice is not pursuant to a written policy or procedure. Related parties are defined as any public, private, for profit, or non-profit company or organization of which they or their immediate family is an officer, director or 10% or greater shareholder. All reported “related parties” are sent to our Finance department, which checks them against transactions of the Company in that prior quarter. At each Audit and Risk Committee meeting held to review our quarterly financial results, any transactions between a reported related party and the Company are reported to the Audit and Risk Committee for its review and, if deemed appropriate by the Audit and Risk Committee in its sole discretion, approval.

In addition, under our Code of Business Conduct and Ethics, each of our directors, officers and employees is required to promptly disclose any matter that he or she believes might raise doubt regarding his or her ability to act objectively and in the Company’s best interest and, in certain circumstances, receive approval for such matters, as described in our Code of Business Conduct and Ethics. Under the Company’s Articles of Association and in accordance with the Companies Act, each of our directors is required to declare to the Board any interest that he or she has, whether direct or indirect, in any contract, transaction or arrangement or any proposed contract, transaction or arrangement with the Company.

Since January 1, 2020, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

Independence of Members of the Board

In accordance with the Company’s Corporate Governance Guidelines, not less than a majority of the Board must meet the independence requirements set forth in the Nasdaq Rules. The Board annually makes a determination as to whether each director is “independent” as set forth in the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder. To assist in making its determination, the Board periodically reviews each director’s status as an independent director, including soliciting information from each director regarding whether such director, or any member of his or her immediate family, had a direct or indirect material interest in any transactions involving the Company, was involved in a debt relationship with the Company, received personal benefits outside the scope of such person’s normal compensation or has any other relationship with the Company that, in the judgment of the Board, would interfere with such director’s exercise of independent judgment in carrying out such director’s responsibilities as a director.

Based on the information provided by each of the Company’s directors, the Board has determined that, with the exception of Shane M. Cooke (who was formerly President of the Company) and Richard F. Pops, our Chief Executive Officer, each director serving on our Board is independent, and that each member of each standing committee of the Board – the Audit and Risk Committee,  the Compensation Committee and the Nominating and Corporate Governance Committee – is independent (as “independence” is defined in the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder). There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services

Audit Fees

Aggregate Fees for 2020 and 2019

During 2020 and 2019, PricewaterhouseCoopers LLP (“PwC”) provided various audit, audit-related, tax and other services to us. The Audit and Risk Committee understands the need for PwC to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of PwC, the Audit and Risk Committee has adopted policies and procedures which require it to review and pre-approve all audit and non-audit services performed by PwC. All of the services of PwC for 2020 and 2019 described below were pre-approved by the Audit and Risk Committee.

The aggregate fees of PwC for 2020 and 2019 were as follows:

	2020	2019
Audit fees(1)	$2,396,361	$2,262,083
Audit-related fees(2)	8,500	7,600
Tax fees(3)	472,066	639,153
All other fees(4)	2,756	2,700
Total	$2,879,683	$2,911,536
(1)

Consists of fees for services related to the audit of our annual consolidated financial statements, statutory audits and the review of our quarterly consolidated financial statements, including the review of our internal controls over financial reporting and other engagements related to the applicable year. Included in these amounts for 2020 and 2019 are expenses of $1,580 and $38,600, respectively.

(2)	Consists of assurance services related to employee benefit plan audits.
(3)

Consists of fees for tax compliance and tax advisory services, other than those related to the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements. Included in these amounts for 2020 and 2019 are expenses of $0 and $7,582, respectively.

(4)	Consists of fees for access to the PwC on-line accounting research database.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements—The consolidated financial statements of Alkermes plc, required by this item, are submitted in a separate section beginning on page F‑1 of the 2020 Annual Report.
(2)

Financial Statement Schedules—All schedules have been omitted because the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The exhibits listed in the below Exhibit Index are filed or furnished as part of this Amendment or are incorporated into this Amendment by reference.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
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

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 26, 2016
4.1	Description of Securities.	Exhibit 4.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1.3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1.5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1.6	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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
10.9.5

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

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 28, 2021
10.10 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.	Exhibit 10.10 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.10.1 *	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.	Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.10.2	Second Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of January 31, 2019.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 25, 2019
10.10.3 **	Third Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 30, 2019.	Exhibit 10.10.3 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 13, 2020
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

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.14.1 †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.15 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.16 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.17 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.17.1†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.17.2 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.18 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of the Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.19 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.20†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.20.1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.20.5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.20.7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.21†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.21.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.22 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 20, 2020
10.22.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.22.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.22.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23 ,2018
10.22.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.22.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.23.6 †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
21.1	List of subsidiaries	Exhibit 21.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	Exhibit 23.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
24.1	Power of Attorney (included on the signature page to the Alkermes plc Annual Report on Form 10-K)	Signature pages to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Exhibit 31.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Exhibit 31.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
31.3 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.4 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 11, 2021
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡

The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act (including this Amendment), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES PLC

	By:	/s/ Richard F. Pops Richard F. Pops Chairman and Chief Executive Officer

April 29, 2021