Form 10-Q
period 2021-06-30
Alkermes plc.
filed 2021-07-28
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 23, 2021 was 161,331,522 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
•

our expectations regarding the competitive, payer, legislative, regulatory and policy landscape, and changes therein, related to our products, including competition from generic forms of our products or competitive products and development programs, barriers to access or coverage of our products and potential changes in reimbursement of our products, and legislation, regulations, executive orders, guidance or other measures that may impact pricing and reimbursement of, and access to, our products;

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding collaborations, licensing arrangements and other significant agreements with third parties relating to our products and our development programs;
•	our expectations regarding the impact of new legislation, rules and regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and capital expenditures and our ability to finance our operations and capital requirements;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; and
•	other expectations discussed elsewhere in this Form 10-Q.

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

•	the FDA or other regulatory agencies may impose limitations or post-approval requirements on approvals for our products;
•	we are subject to risks related to the manufacture of our products;
•	we rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture;
•	patent and other IP protection for our products is key to our business and our competitive position but is uncertain;
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

For additional discussion regarding these risks, assumptions and uncertainties, and other material risks to our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2021, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 29, 2021 (as so amended, our “Annual Report”). In light of these risks, assumptions and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Note Regarding Company and Product References

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a portfolio of proprietary commercial products focused on addiction, schizophrenia and bipolar I disorder, and a pipeline of product candidates in development for neurodegenerative disorders and cancer. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LYBALVI®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANJESO®—Baudax Bio, Inc.; INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson (or its affiliates); and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,341	$272,961
Investments—short-term	280,004	362,066
Receivables, net	297,357	275,143
Contract assets	8,793	14,401
Inventory	136,077	125,738
Prepaid expenses and other current assets	57,186	60,662
Total current assets	1,037,758	1,110,971
PROPERTY, PLANT AND EQUIPMENT, NET	343,949	350,003
INVESTMENTS—LONG-TERM	131,032	24,780
RIGHT-OF-USE ASSETS	123,012	131,718
INTANGIBLE ASSETS, NET	93,274	111,191
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	75,643	86,228
CONTINGENT CONSIDERATION	22,632	24,651
OTHER ASSETS	17,396	17,315
TOTAL ASSETS	$1,937,569	$1,949,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$357,961	$412,171
Operating lease liabilities—short-term	15,847	15,732
Contract liabilities—short-term	6,634	7,512
Current portion of long-term debt	3,000	2,843
Total current liabilities	383,442	438,258
LONG-TERM DEBT	294,070	272,118
OPERATING LEASE LIABILITIES—LONG-TERM	111,664	119,464
CONTRACT LIABILITIES—LONG-TERM	14,167	16,397
OTHER LONG-TERM LIABILITIES	36,324	36,511
Total liabilities	839,667	882,748
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 164,965,774 and 162,269,220 shares issued; 161,296,126 and 159,161,141 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,650	1,620
Treasury shares, at cost (3,669,648 and 3,108,079 shares at June 30, 2021 and December 31, 2020, respectively)	(137,207)	(126,087)
Additional paid-in capital	2,748,584	2,685,647
Accumulated other comprehensive loss	(2,222)	(1,349)
Accumulated deficit	(1,512,903)	(1,492,849)
Total shareholders’ equity	1,097,902	1,066,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,937,569	$1,949,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$160,808	$130,415	$290,771	$260,141
Manufacturing and royalty revenues	142,294	116,505	262,141	232,756
License revenue	—	—	1,500	—
Research and development revenue	615	609	735	852
Total revenues	303,717	247,529	555,147	493,749
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	53,124	45,053	94,144	92,264
Research and development	97,473	94,222	189,741	187,501
Selling, general and administrative	139,188	132,025	264,356	265,397
Amortization of acquired intangible assets	9,511	9,890	18,917	19,618
Total expenses	299,296	281,190	567,158	564,780
OPERATING INCOME (LOSS)	4,421	(33,661)	(12,011)	(71,031)
OTHER INCOME (EXPENSE), NET:
Interest income	623	1,788	1,487	4,548
Interest expense	(2,407)	(2,122)	(6,377)	(4,979)
Change in the fair value of contingent consideration	3,240	5,900	4,518	12,700
Other (expense) income, net	(222)	2,337	(615)	1,679
Total other income (expense), net	1,234	7,903	(987)	13,948
INCOME (LOSS) BEFORE INCOME TAXES	5,655	(25,758)	(12,998)	(57,083)
INCOME TAX PROVISION	3,291	3,673	7,056	11,002
NET INCOME (LOSS)	$2,364	$(29,431)	$(20,054)	$(68,085)
EARNINGS (LOSS) PER ORDINARY SHARE:
Basic and diluted	$0.01	$(0.19)	$(0.13)	$(0.43)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	160,817	158,895	160,229	158,495
Diluted	163,937	158,895	160,229	158,495
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2,364	$(29,431)	$(20,054)	$(68,085)
Holding (loss) gain, net of a tax (benefit) provision of $(79), $409, $(253) and $496, respectively	(272)	1,398	(873)	1,715
COMPREHENSIVE INCOME (LOSS)	$2,092	$(28,033)	$(20,927)	$(66,370)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,054)	$(68,085)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	38,119	40,946
Share-based compensation expense	43,003	42,659
Deferred income taxes	10,806	7,665
Change in the fair value of contingent consideration	(4,518)	(12,700)
Loss on debt extinguishment	171	—
Other non-cash charges	1,302	690
Changes in assets and liabilities:
Receivables	(22,194)	19,731
Contract assets	5,607	(854)
Inventory	(11,232)	(13,782)
Prepaid expenses and other assets	2,029	7,645
Right-of-use assets	8,595	8,594
Accounts payable and accrued expenses	(52,629)	(68,260)
Contract liabilities	(3,108)	(2,364)
Operating lease liabilities	(7,821)	(6,940)
Other long-term liabilities	(159)	351
Cash flows used in operating activities	(12,083)	(44,704)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(14,546)	(30,372)
Proceeds from the sale of equipment	177	5
Proceeds from contingent consideration	7,889	—
Payment made for licensed IP	(1,000)	—
Purchases of investments	(201,774)	(85,649)
Sales and maturities of investments	175,499	147,859
Cash flows (used in) provided by investing activities	(33,755)	31,843
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	20,498	6,919
Employee taxes paid related to net share settlement of equity awards	(11,120)	(7,406)
Proceeds from the issuance of long-term debt	23,567	—
Payment made for debt extinguishment	(977)	—
Principal payments of long-term debt	(750)	(1,421)
Cash flows provided by (used in) financing activities	31,218	(1,908)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,620)	(14,769)
CASH AND CASH EQUIVALENTS—Beginning of period	272,961	203,771
CASH AND CASH EQUIVALENTS—End of period	$258,341	$189,002
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$1,023	$4,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2020	162,269,220	$1,620	$2,685,647	$(1,349)	$(1,492,849)	(3,108,079)	$(126,087)	$1,066,982
Issuance of ordinary shares under employee stock plans	134,163	4	2,049	—	—	—	—	2,053
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,432,522	14	(14)	—	—	(529,817)	(10,413)	(10,413)
Share-based compensation	—	—	15,552	—	—	—	—	15,552
Unrealized loss on marketable securities, net of tax benefit of $174	—	—	—	(601)	—	—	—	(601)
Net loss	—	—	—	—	(22,418)	—	—	(22,418)
BALANCE — March 31, 2021	163,835,905	$1,638	$2,703,234	$(1,950)	$(1,515,267)	(3,637,896)	$(136,500)	$1,051,155
Issuance of ordinary shares under employee stock plans	1,035,941	11	18,434	—	—	—	—	18,445
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	93,928	1	(1)	—	—	(31,752)	(707)	(707)
Share-based compensation	—	—	26,917	—	—	—	—	26,917
Unrealized loss on marketable securities, net of tax benefit of $79	—	—	—	(272)	—	—	—	(272)
Net income	—	—	—	—	2,364	—	—	2,364
BALANCE — June 30, 2021	164,965,774	$1,650	$2,748,584	$(2,222)	$(1,512,903)	(3,669,648)	$(137,207)	$1,097,902

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	160,489,888	$1,602	$2,586,030	$(1,816)	$(1,381,988)	(2,710,886)	$(118,386)	$1,085,442
Issuance of ordinary shares under employee stock plans	258,137	3	3,068	—	—	—	—	3,071
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,020,510	10	(10)	—	—	(372,846)	(7,283)	(7,283)
Share-based compensation	—	—	20,125	—	—	—	—	20,125
Unrealized gain on marketable securities, net of tax provision of $87	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	(38,654)	—	—	(38,654)
BALANCE — March 31, 2020	161,768,535	$1,615	$2,609,213	$(1,499)	$(1,420,642)	(3,083,732)	$(125,669)	$1,063,018
Issuance of ordinary shares under employee stock plans	327,251	3	3,845	—	—	—	—	3,848
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	24,175	—	—	—	—	(7,874)	(123)	(123)
Share-based compensation	—	—	23,136	—	—	—	—	23,136
Unrealized gain on marketable securities, net of tax provision of $409	—	—	—	1,398	—	—	—	1,398
Net loss	—	—	—	—	(29,431)	—	—	(29,431)
BALANCE — June 30, 2020	162,119,961	$1,618	$2,636,194	$(101)	$(1,450,073)	(3,091,606)	$(125,792)	$1,061,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a portfolio of proprietary commercial products focused on addiction, schizophrenia and bipolar I disorder, and a pipeline of product candidates in development for neurodegenerative disorders and cancer. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2021 and 2020 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to state fairly the results of operations for the reported periods.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of the Company’s assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and/or recommendations, and/or the perception that additional orders, restrictions or recommendations could occur, have, at times during the pandemic, resulted in widespread closures of businesses, including healthcare systems that serve people living with addiction and serious mental illness, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

The Company continues to closely monitor and respond to the ongoing impact of COVID-19 on its employees, communities and business operations. Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on the Company’s financial condition and operating results may differ from current projections. These uncertainties include, among others, the ultimate severity and duration of the pandemic; the emergence and prevalence of COVID-19 variants; governmental, business or other actions that have been, are being or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions, and imposition of social distancing measures; impacts of the pandemic on the Company’s employees, the vendors or distribution channels in the Company’s supply chain and on the Company’s ability to continue to manufacture its products; impacts of the pandemic on the conduct of the Company’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including the Company’s Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the Irish, U.S. and global economies more broadly.

In addition, the Company relies upon third parties for many aspects of its business, including the provision of goods and services related to the manufacture of its clinical products and its and its partners’ marketed products, the conduct of its clinical trials, and the sale of its proprietary marketed products and the marketed products of its licensees from which the Company receives manufacturing and royalty revenue. Any prolonged material disruption to the third parties on which the Company relies could negatively impact the Company’s ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

The marketed products from which the Company derives revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, social distancing requirements and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees during the pandemic and may continue to be adversely impacted while the pandemic persists.

The Company has continued to operate its manufacturing facilities and supply its medicines throughout the pandemic. While the Company continues to conduct R&D activities, including its ongoing clinical trials, the COVID-19 pandemic has, at times, impacted the timelines of certain of the Company’s early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. The Company works with its internal teams, its clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, any potential adverse impacts of COVID-19 on its manufacturing operations and R&D activities.

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Under FASB Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract(s); and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

Product Sales, Net

The Company’s product sales, net consist of sales of VIVITROL and ARISTADA (together with ARISTADA INITIO) in the U.S., primarily to wholesalers, specialty distributors and specialty pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

During the three and six months ended June 30, 2021 and 2020, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
VIVITROL	$88,417	$71,646	$162,951	$150,415
ARISTADA and ARISTADA INITIO	72,391	58,769	127,820	109,726
Total product sales, net	$160,808	$130,415	$290,771	$260,141

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2021 and 2020, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$81,072	$81,072	$—	$142,642	$142,642
VUMERITY	6,724	13,624	20,348	9,172	24,616	33,788
RISPERDAL CONSTA	12,003	2,448	14,451	22,686	5,927	28,613
AMPYRA/FAMPYRA	7,549	5,767	13,316	15,627	12,361	27,988
Other	3,017	10,090	13,107	6,893	22,217	29,110
	$29,293	$113,001	$142,294	$54,378	$207,763	$262,141

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$—	$69,385	$69,385	$—	$124,312	$124,312
VUMERITY	1,305	1,289	2,594	2,632	1,654	4,286
RISPERDAL CONSTA	10,193	3,536	13,729	33,776	7,269	41,045
AMPYRA/FAMPYRA	7,154	5,354	12,508	14,976	12,501	27,477
Other	6,689	11,600	18,289	14,168	21,468	35,636
	$25,341	$91,164	$116,505	$65,552	$167,204	$232,756

Contract assets include unbilled amounts under certain of the Company’s contracts with customers where revenue is recognized over time. Total contract assets at June 30, 2021 included $8.8 million of assets that were classified as “Current assets” in the accompanying condensed consolidated balance sheets, as they related to manufacturing processes that are completed in ten days to eight weeks, and $5.0 million that was classified as “Other assets” in the accompanying condensed consolidated balance sheets, as it consisted of consideration from the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive within the next two years.

Total contract assets at June 30, 2021 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2020	$19,401
Additions	18,152
Transferred to receivables, net	(23,760)
Contract assets at June 30, 2021	$13,793

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue.

Total contract liabilities at June 30, 2021 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2020	$23,909
Additions	—
Amounts recognized into revenue	(3,108)
Contract liabilities at June 30, 2021	$20,801

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Allowance for	Estimated
June 30, 2021	Cost	Gains	One Year	One Year	Credit Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$136,404	$570	$(16)	$—	$—	$136,958
International government agency debt securities	72,982	190	(5)	—	—	73,167
U.S. government and agency debt securities	67,868	139	—	—	—	68,007
	277,254	899	(21)	—	—	278,132
Held-to-maturity securities:
Fixed term deposit account	1,667	205	—	—	—	1,872
Total short-term investments	278,921	1,104	(21)	—	—	280,004
Long-term investments:
Available-for-sale securities:
Corporate debt securities	52,638	—	(46)	—	—	52,592
International government agency debt securities	30,877	—	(46)	—	—	30,831
U.S. government and agency debt securities	45,831	—	(42)	—	—	45,789
	129,346	—	(134)	—	—	129,212
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	131,166	—	(134)	—	—	131,032
Total investments	$410,087	$1,104	$(155)	$—	$—	$411,036

December 31, 2020
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$176,937	$1,105	$(7)	$—	$(977)	$177,058
U.S. government and agency debt securities	103,011	336	(2)	—	—	103,345
International government agency debt securities	79,346	469	(6)	—	—	79,809
	359,294	1,910	(15)	—	(977)	360,212
Held-to-maturity securities:
Fixed term deposit account	1,667	187	—	—	—	1,854
Total short-term investments	360,961	2,097	(15)	—	(977)	362,066
Long-term investments:
Available-for-sale securities:
Corporate debt securities	7,908	—	(10)	—	—	7,898
International government agency debt securities	15,077	—	(15)	—	—	15,062
	22,985	—	(25)	—	—	22,960
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	24,805	—	(25)	—	—	24,780
Total investments	$385,766	$2,097	$(40)	$—	$(977)	$386,846

At June 30, 2021, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were other-than-temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. In making the determination whether the decline in fair value of these securities was other-than-temporary, the Company

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis.

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

In September 2019, the Company purchased a convertible promissory note in the principal amount of $1.9 million from Synchronicity Pharma, Inc., a related party. The note was classified as an available-for-sale corporate debt instrument. In September 2020, the Company recorded an other-than-temporary credit loss of $1.0 million against the value of this investment. During the three months ended June 30, 2021, the Company determined that the remaining $0.9 million value of the investment was impaired and recorded an additional other-than-temporary credit loss. The loss was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

In May 2014, the Company entered into an agreement whereby it committed to provide up to €7.4 million to Fountain Healthcare Partners II, L.P., an Irish partnership (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment to Fountain represents approximately 7% of Fountain’s total funding. As of June 30, 2021, the Company had invested €7.2 million in Fountain. The Company is accounting for its investment in Fountain under the equity method.

The Company’s net investment in Fountain was $5.9 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively, and was included within “Other assets” in the accompanying condensed consolidated balance sheets.

The proceeds from sales and maturities of marketable securities, which were identified using the specific identification method and were primarily reinvested, were as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Proceeds from the sales and maturities of marketable securities	$175,499	$147,859
Realized gains	$—	$51
Realized losses	$977	$—

The Company’s available-for-sale and held-to-maturity securities at June 30, 2021 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$194,815	$195,149	$3,487	$3,692
After 1 year through 5 years	211,785	212,195	—	—
Total	$406,600	$407,344	$3,487	$3,692

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities at June 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,872	$1,872	$—	$—
U.S. government and agency debt securities	113,796	76,337	37,459	—
Corporate debt securities	189,550	—	189,550	—
International government agency debt securities	103,998	—	103,998	—
Contingent consideration	29,061	—	—	29,061
Total	$438,277	$78,209	$331,007	$29,061

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,849	$41,849	$—	$—
U.S. government and agency debt securities	103,345	73,451	29,894	—
Corporate debt securities	184,956	—	183,979	977
International government agency debt securities	94,871	—	94,871	—
Contingent consideration	32,451	—	—	32,451
Total	$457,472	$115,300	$308,744	$33,428

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between the fair value hierarchies during the six months ended June 30, 2021. The following table is a rollforward of the fair value of the Company’s assets whose fair values were determined using Level 3 inputs at June 30, 2021:

(In thousands)	Fair Value
Balance, January 1, 2021	$33,428
Change in the fair value of contingent consideration	4,518
Milestone and royalty payments received by the Company related to contingent consideration	(7,889)
Impairment of corporate debt security	(977)
Royalty payments due to the Company related to contingent consideration	(19)
Balance, June 30, 2021	$29,061

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

In Baudax’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, Baudax included disclosures regarding its ability to continue as a going concern. At June 30, 2021, the Company determined the fair value of the contingent consideration due to the Company from Baudax as follows:

•

The Company is due to receive $38.6 million related to the FDA approval in February 2020 of the New Drug Application (“NDA”) for ANJESO, the first Meloxicam Product, to be paid in six equal, annual installments on the anniversary of such approval;

•	The Company is entitled to receive royalties on future net sales of Meloxicam Products; and
•

The Company is entitled to receive payments of up to $80.0 million upon achieving certain sales milestones on future net sales of Meloxicam Products. The fair value of the sales milestones was determined through the use of a real options approach, where net sales are simulated in a risk-neutral world. To employ this methodology, the Company used a risk-adjusted expected growth rate based on its assessments of expected growth in net sales of ANJESO, adjusted by an appropriate factor capturing their respective correlation with the market.

In order to address the substantial doubt about Baudax’s ability to continue as a going concern, the Company split its fair value analysis into two scenarios. In the first scenario, to which the Company applied a 55% and 50% likelihood at June 30, 2021 and December 31, 2020, respectively, the amounts above were discounted using a rate of 13% at June 30, 2021 and December 31, 2020, which the Company believes captures a market participant’s view of the risk associated with the expected payments assuming Baudax is able to continue as a going concern. In the second scenario, to which the Company applied a 45% and 50% likelihood at June 30, 2021 and December 31, 2020, respectively, the Company used the undiscounted values derived from the amounts summarized above and applied a recovery rate of 18% at June 30, 2021 and December 31, 2020, based on an analysis performed by Moody’s Investor Service regarding recoveries in a pandemic-driven default cycle.

At June 30, 2021 and December 31, 2020, the Company determined that the fair value of the contingent consideration related to the Gainesville Transaction was $29.1 million and $32.5 million, respectively. At June 30, 2021 and December 31, 2020, $6.5 million and $7.8 million, respectively, of the fair value of the contingent consideration was included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets, and $22.6 million and $24.7 million, respectively, of the fair value of the contingent consideration was included within “Contingent consideration” in the accompanying condensed consolidated balance sheets. The Company recorded an increase of $3.2 million and $4.5 million during the three and six months ended June 30, 2021, respectively, and an increase of $5.9 million and $12.7 million during the three and six months ended June 30, 2020, respectively, within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement, which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $297.8 million and $275.1 million at June 30, 2021 and December 31, 2020, respectively. See Note 11, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Raw materials	$50,650	$44,944
Work in process	51,394	53,243
Finished goods(1)	34,033	27,551
Total inventory	$136,077	$125,738

(1)	At June 30, 2021 and December 31, 2020, the Company had $25.3 million and $26.5 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

At June 30, 2021 and December 31, 2020, the carrying value of inventory included $14.5 million and $13.8 million, respectively, associated with LYBALVI, which was capitalized in advance of validation of LYBALVI’s manufacturing line.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Land	$6,560	$6,560
Building and improvements	179,387	178,194
Furniture, fixtures and equipment	371,787	366,051
Leasehold improvements	53,027	52,508
Construction in progress	108,034	102,833
Subtotal	718,795	706,146
Less: accumulated depreciation	(374,846)	(356,143)
Total property, plant and equipment, net	$343,949	$350,003

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		June 30, 2021
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(392,249)	$73,341
Capitalized IP	11-13	118,160	(98,227)	19,933
Total		$583,750	$(490,476)	$93,274

Based on the Company’s most recent analysis, amortization of intangible assets included within the Company’s condensed consolidated balance sheet at June 30, 2021 is expected to be approximately $40.0 million, $35.0 million, $35.0 million, $1.0 million and less than $0.1 million in the years ending December 31, 2021 through 2025, respectively. Given the assumptions and inherent risks and uncertainties underlying the Company’s expectations regarding future revenues, the Company’s actual results may vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the projected change in revenues.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. LEASES

Future lease payments under non-cancelable leases at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
2021	$8,793	$16,882
2022	17,001	17,001
2023	17,266	17,266
2024	17,536	17,536
2025	17,810	17,810
Thereafter	109,002	109,311
Total operating lease payments	$187,408	$195,806
Less: imputed interest	(59,897)	(60,610)
Total operating lease liabilities	$127,511	$135,196

At June 30, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.26% and 12.2 years, respectively. During the three and six months ended June 30, 2021, cash paid for lease liabilities was $4.4 million and $8.1 million, respectively, as compared to $4.5 million and $6.9 million, respectively, during the three and six months ended June 30, 2020. The Company recorded operating lease expense of $4.4 million and $8.6 million during the three and six months ended June 30, 2021, respectively, as compared to $4.7 million and $8.6 million during the three and six months ended June 30, 2020, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Accounts payable	$32,798	$46,034
Accrued compensation	52,560	71,178
Accrued sales discounts, allowances and reserves	204,556	218,877
Accrued other	68,047	76,082
Total accounts payable and accrued expenses	$357,961	$412,171

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
2026 Term Loans, due March 12, 2026	$297,070	$—
2023 Term Loans, due March 26, 2023	—	274,961
Less: current portion	(3,000)	(2,843)
Long-term debt	$294,070	$272,118

In March 2021, the Company amended and refinanced its existing term loans, previously referred to as the 2023 Term Loans, in order to, among other things, provide for a new class of replacement term loans equal to $300.0 million; extend the due date from March 26, 2023 to March 12, 2026; amend the interest payable from LIBOR plus 2.25% with no LIBOR floor to LIBOR plus 2.50% with a LIBOR floor of 0.50%; and increase covenant flexibility (such refinancing, the “Term Loan Refinancing” and the 2023 Term Loans as so amended and refinanced the “2026 Term Loans”).

Under the 2026 Term Loans, the Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2026 Term Loans, are met. To date, the Company has not been required to make any such mandatory prepayments. The 2026 Term Loans have an incremental facility capacity in the amount of

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

$175.0 million plus potential additional amounts, as long as the Company meets certain conditions, including a specified leverage ratio. The 2026 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2026 Term Loans also contain customary affirmative covenants and events of default. At June 30, 2021, the Company was in compliance with its debt covenants under the 2026 Term Loans.

The Term Loan Refinancing involved multiple lenders who were considered members of a loan syndicate. In determining whether the Term Loan Refinancing should be accounted for as a debt extinguishment or a debt modification, the Company considered whether, prior to and following the Term Loan Refinancing, creditors remained the same or changed, and whether the changes in debt terms were substantial. A change in the debt terms was considered to be substantial if the present value of the remaining cash flows under the 2026 Term Loans were at least 10% different from the present value of the remaining cash flows under the 2023 Term Loans (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual creditor participating in the loan syndication. With the exception of three lenders with respective holdings ranging from 2%-7% of the total outstanding principal amount of the 2023 Term Loans immediately prior to the Term Loan Refinancing whose holding amounts were accounted for as a debt extinguishment, the Term Loan Refinancing was otherwise accounted for as a debt modification.

The Term Loan Refinancing resulted in a $2.1 million charge in March 2021, which was included in “Interest expense” in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cost of goods manufactured and sold	$2,683	$2,015	$4,861	$3,980
Research and development	7,131	6,478	11,194	12,638
Selling, general and administrative	17,738	14,353	26,948	26,041
Total share-based compensation expense	$27,552	$22,846	$43,003	$42,659

At June 30, 2021 and December 31, 2020, $2.0 million and $2.6 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

On June 14, 2021, the Company’s shareholders approved amendments to the Alkermes plc 2018 Stock Option and Incentive Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 8,000,000.

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per ordinary share is calculated based upon net income (loss) available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the calculation of diluted earnings (loss) per ordinary share, the Company uses the weighted average number of ordinary shares outstanding, as adjusted for the effect of potential outstanding shares, including stock options and restricted stock unit awards.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Numerator:
Net income (loss)	$2,364	$(29,431)	$(20,054)	$(68,085)
Denominator:
Weighted average number of ordinary shares outstanding	160,817	158,895	160,229	158,495
Effect of dilutive securities:
Stock options	461	—	—	—
Restricted stock units	2,659	—	—	—
Dilutive ordinary share equivalents	3,120	—	—	—
Shares used in calculating diluted earnings (loss) per share	163,937	158,895	160,229	158,495

The following potential ordinary share equivalents have not been included in the net earnings (loss) per ordinary share calculations because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Stock options	15,465	16,882	15,265	15,375
Restricted stock unit awards	596	4,683	3,189	4,226
Total	16,061	21,565	18,454	19,601

14. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2021, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

VIVITROL ANDA Litigation

In September 2020, Alkermes, Inc. and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the NJ District Court against Teva and Teva PI following the filing by Teva of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VIVITROL (naltrexone for extended-release injectable suspension) before the expiration of the Company’s U.S. Patent No. 7,919,499. Teva filed its answer in November 2020, which included counterclaims against the Company. The Company filed its reply to Teva’s counterclaims in December 2020. The Company intends to vigorously defend its IP. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

VUMERITY ANDA Litigation

On March 17, 2021, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals Development Inc. (“Teva PD”) following the filing by Teva PD of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) before the expiration of the Company’s U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the Hatch-Waxman Act. On May 17, 2021, Teva PD filed its answer and counterclaims, and on June 7, 2021, the plaintiffs filed their answer to Teva PD’s counterclaims.

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and federal governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

Securities Litigation

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the U.S. District Court for the Eastern District of New York (the “EDNY District Court”) captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the EDNY District Court consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint in July 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. On February 26, 2021, the EDNY District Court entered a final judgment and order dismissing the action in its entirety (the “Final Judgment and Order”). On March 26, 2021, the plaintiff filed a notice of appeal captioned In re Alkermes Public Limited Co. Securities Litig., No. 21-801, appealing the Final Judgment and Order to the United States Court of Appeals for the Second Circuit. On June 10, 2021, the lead plaintiff-appellant filed its opening brief, and on July 15, 2021, the defendants-appellees filed their answering brief.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Product Liability and Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities, including product liability cases alleging that the FDA-approved VIVITROL labeling was inadequate and caused the users of the product to suffer from opioid overdose and death. The Company intends to vigorously defend itself in these matters. The outcome of these proceedings cannot be accurately predicted. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.

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

Executive Summary

Net income (loss) for the three and six months ended June 30, 2021 was $2.4 million and $(20.1) million, respectively, or $0.01 and $(0.13) per ordinary share—basic and diluted, respectively, as compared to a net (loss) of $(29.4) million and $(68.1) million, respectively, or $(0.19) and $(0.43) per ordinary share—basic and diluted, respectively, for the three and six months ended June 30, 2020.

The change to net income in the three months ended June 30, 2021, from net loss in the three months ended June 30, 2020 was primarily due to a $56.2 million increase in revenue, partially offset by an $18.1 million increase in operating expenses. The decrease in net loss in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $61.4 million increase in revenue, partially offset by a $2.4 million increase in operating expenses and a $2.1 million charge that resulted from the completion of the Term Loan Refinancing in March 2021.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19, and may continue to do so while the pandemic persists. Such orders, restrictions and/or recommendations, and/or the perception that additional orders, restrictions or recommendations could occur, have, at times during the pandemic, resulted in widespread closures of businesses, including healthcare systems that serve people living with addiction and serious mental illness, work stoppages, slowdowns and/or delays, work-from-home policies and travel restrictions, among other effects.

We continue to closely monitor and respond to the ongoing impact of COVID-19 on our employees, our communities and our business operations, and have adopted, and adapted as needed, a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, at the start of the pandemic, we instituted a global remote work policy for those of our employees who were able to work remotely. At the same time, we worked to continue our critical business functions, including continued operation of our manufacturing facilities and our laboratories, and continued to conduct our discovery efforts and supply our medicines. For those of our employees who continued to work on-site in our laboratories and manufacturing facilities, we instituted additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment, implementation of a daily health screening application and physical distancing practices. We also provided employees with COVID-19 vaccine information and sponsored vaccine clinics in Massachusetts and Ohio for our employees and their families. We also took actions to support people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder to help support their access to information, resources and medicines that may assist in their treatment.

In recent months, certain of our field-based employees resumed in-person interactions, and certain of our office-based employees began to return to the office, in each case on a voluntary basis and in accordance with location-specific guidance. We are planning for a larger-scale return to the office in the fall and have developed flexible work arrangement guidelines to help balance business needs, employee health, wellbeing and safety and the evolving work environment. We will continue to monitor guidance from local health authorities as we increase in-person interactions.

The marketed products from which we derive revenue, including manufacturing and royalty revenue, are primarily injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, social distancing requirements and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees during the pandemic and may be adversely impacted while the pandemic persists.

While we continue to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on our financial condition and operating results may differ from our current projections. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; the emergence and prevalence of COVID-19 variants; governmental, business or other actions that have been, are being, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on our employees, the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with addiction and severe mental illness; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the Irish, U.S. and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part I, Item 1A—Risk Factors” in our Annual Report.

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

The following table provides summary information regarding our FDA-approved proprietary products that we commercialize (or will commercialize upon launch):

Proprietary Products

Product	Indication(s)	Territory

ARISTADA INITIO®

aripiprazole lauroxil

extended-release injectable suspension

675 mg

+

ARISTADA®

aripiprazole lauroxil

extended-release injectable suspension

441 mg	662 mg	882 mg	1064 mg

	Initiation or re-initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Schizophrenia and Bipolar I disorder	U.S. (commercial launch expected in the fourth quarter of 2021)

	Alcohol dependence and Opioid dependence	U.S.

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

Proprietary Products

We have developed and now commercialize (or will commercialize upon launch) products designed to help address the unmet needs of people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our proprietary products.

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

LYBALVI

LYBALVI (olanzapine and samidorphan) is a once-daily, oral atypical antipsychotic drug approved in the U.S. for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, as a maintenance monotherapy or for the acute treatment of manic or mixed episodes, as monotherapy or an adjunct to lithium or valproate. LYBALVI is composed of olanzapine, an established antipsychotic agent, co-formulated with samidorphan, a new chemical entity, in a single bilayer tablet. LYBALVI, expected to launch commercially in the fourth quarter of 2021, will be available in fixed dosage strengths composed of 10 mg of samidorphan and 5 mg, 10 mg, 15 mg or 20 mg of olanzapine. We developed LYBALVI and will exclusively manufacture and commercialize it in the U.S.

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

Licensed Products and Products Using Our Proprietary Technologies

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. See the “Proprietary Technology Platforms” and “Patents and Proprietary Rights” sections in “Part I, Item 1—Business” in our Annual Report for information with respect to our proprietary technologies and the IP protection for these products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products. Such arrangements include the following:

Third-Party Products Using Our Proprietary Technologies

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

Our Licensed Products

VIVITROL (Russia and CIS)

VIVITROL is described more fully under the heading “Proprietary Products” above in this Form 10-Q. We developed and exclusively manufacture VIVITROL for Cilag. Cilag exclusively commercializes VIVITROL in Russia and certain countries of the CIS.

VUMERITY

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that is approved in the U.S. for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

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

Key Development Program

Our R&D is focused on the development of novel, competitively advantaged medications designed to enhance patient outcomes. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key R&D program. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our key development program.

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

ARTISTRY is our clinical development program evaluating nemvaleukin as a potential immunotherapy for cancer. The ARTISTRY program is comprised of multiple clinical trials evaluating intravenous (“IV”) and subcutaneous (“SC”) dosing of nemvaleukin, both as a monotherapy and in combination with the anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors. ARTISTRY-1 (evaluating IV nemvaleukin) and ARTISTRY-2 (evaluating SC nemvaleukin) are ongoing phase 1/2 studies evaluating the safety, tolerability, efficacy and pharmacokinetic and pharmacodynamic effects of nemvaleukin in patients with refractory advanced solid tumors, in both monotherapy and combination settings. ARTISTRY-3 is an ongoing phase 2 study evaluating the clinical and immunologic effects of IV nemvaleukin monotherapy on the tumor microenvironment in a variety of advanced, malignant solid tumors. ARTISTRY-6, initiated in April 2021, is a phase 2 study evaluating the anti-tumor activity, safety and tolerability of IV nemvaleukin monotherapy in patients with mucosal melanoma and SC nemvaleukin monotherapy in patients with advanced cutaneous melanoma.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S., primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO in the U.S. during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Product sales, gross	$343.5	100.0%	$259.0	100.0%	$616.1	100.0%	$519.2	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(88.1)	(25.6)%	(65.4)	(25.3)%	(159.0)	(25.8)%	(127.3)	(24.5)%
Chargebacks	(33.7)	(9.8)%	(20.7)	(8.0)%	(58.7)	(9.5)%	(43.3)	(8.3)%
Product discounts	(28.4)	(8.3)%	(20.6)	(8.0)%	(49.8)	(8.1)%	(40.8)	(7.9)%
Medicare Part D	(16.8)	(4.9)%	(13.4)	(5.2)%	(29.9)	(4.9)%	(25.7)	(5.0)%
Other	(15.7)	(4.6)%	(8.5)	(3.3)%	(27.9)	(4.5)%	(22.0)	(4.2)%
Total adjustments	(182.7)	(53.2)%	(128.6)	(49.7)%	(325.3)	(52.8)%	(259.1)	(49.9)%
Product sales, net	$160.8	46.8%	$130.4	50.3%	$290.8	47.2%	$260.1	50.1%

Our product sales, net, for VIVITROL in the three and six months ended June 30, 2021 were $88.4 million and $163.0 million, respectively, as compared to $71.6 million and $150.4 million in the three and six months ended June 30, 2020, respectively. Product sales, net, for ARISTADA and ARISTADA INITIO in the three and six months ended June 30, 2021 were $72.4 million and $127.8 million, respectively, as compared to $58.8 million and $109.7 million in the three and six months ended June 30, 2020, respectively.

VIVITROL product sales, gross, increased by 37% and 17% in the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, primarily due to a 29% and 10% increase in the number of VIVITROL units sold, respectively, due, in part, to an improvement from the significant COVID-19-related disruptions in the second quarter of 2020 and a 2% increase in the selling price of VIVITROL that went into effect in April 2021. ARISTADA and ARISTADA INITIO product sales, gross, increased by 28% and 21% in the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, primarily due to a 24% and 15% increase in the number of ARISTADA and ARISTADA INITIO units sold, respectively, and a 3% increase in the selling price of ARISTADA and ARISTADA INITIO that went into effect in April 2021.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Manufacturing and royalty revenues:
INVEGA SUSTENNA/XEPLION & INVEGA TRINZA/TREVICTA	$81.0	$69.4	$11.6	$142.6	$124.3	$18.3
VUMERITY	20.4	2.6	17.8	33.8	4.3	29.5
RISPERDAL CONSTA	14.4	13.7	0.7	28.6	41.0	(12.4)
AMPYRA/FAMPYRA	13.3	12.5	0.8	28.0	27.5	0.5
Other	13.2	18.3	(5.1)	29.1	35.7	(6.6)
Manufacturing and royalty revenues	$142.3	$116.5	$25.8	$262.1	$232.8	$29.3

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

The increase in INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA royalty revenues in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily due to an increase in Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA. During the three and six months ended June 30, 2021, Janssen’s end-market sales of INVEGA SUSTENNA/XEPLION and INVEGA TRINZA/TREVICTA were $1,024.0 million and $1,989.0 million, respectively, as compared to $879.0 million and $1,762.0 million, respectively, during the three and six months ended June 30, 2020.

We recognize manufacturing revenue for RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sale of RISPERDAL CONSTA occurs. The decrease in revenue from RISPERDAL CONSTA in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was due to an $11.1 million decrease in manufacturing revenue and a $1.3 million decrease in royalty revenue. The decrease in manufacturing revenue was primarily due to a 48% decrease in the amount of RISPERDAL CONSTA manufactured for Janssen, partially offset by an increase in our manufacturing fee from 7.5% to 8.6% pursuant to the terms of our manufacturing and supply agreement with Janssen due to a decrease in forecasted manufacturing units. The decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which was $312.0 million during the six months ended June 30, 2021, as compared to $323.0 million during the six months ended June 30, 2020.

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

We recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon release for bulk batches of VUMERITY and upon shipment for packaged lots of VUMERITY. We also receive a 15% royalty on worldwide net sales of VUMERITY. The increase in revenue from VUMERITY in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was due to a $12.4 million and $23.0 million increase in royalty revenue, respectively, and a $5.4 million and $6.5 million increase in manufacturing revenue, respectively. The increases in royalty revenue were due to increases in net sales of VUMERITY, which were approximately $90.8 million and $164.1 million during the three and six months ended June 30, 2021, respectively, as compared to approximately $8.6 million and $11.0 million during the three and six months ended June 30, 2020, respectively. The increases in manufacturing revenue during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were primarily the result of increased manufacturing activity to satisfy increased demand for the product. For a discussion of legal proceedings related to VUMERITY, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Cost of goods manufactured and sold	$53.1	$45.1	$8.0	$94.1	$92.3	$1.8

The increase in cost of goods manufactured and sold in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to $4.4 million and $2.6 million increases in the cost of goods manufactured for VUMERITY and RISPERDAL CONSTA, respectively, and a $1.5 million increase in the cost of goods sold for VIVITROL, related to increases in the number of units manufactured for VUMERITY and RISPERDAL CONSTA and the number of units sold for VIVITROL, as discussed above.

The increase in the cost of goods manufactured and sold in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $5.8 million increase in cost of goods manufactured for VUMERITY, partially offset by a $2.5 million decrease in the cost of goods manufactured for RISPERDAL CONSTA. The increase in the cost of goods manufactured for VUMERITY is related to an increase in the number of units manufactured for VUMERITY and the decrease in the cost of goods manufactured for RISPERDAL CONSTA is related to the decrease in the number of units manufactured, as discussed above.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2021 and 2020 relating to our then current key development programs and all other development programs, and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
External R&D Expenses:
Development programs:
nemvaleukin	$22.7	$17.4	$5.3	$41.3	$29.7	$11.6
LYBALVI	7.7	4.7	3.0	14.5	12.8	1.7
Other external R&D expenses	15.0	19.0	(4.0)	30.4	37.2	(6.8)
Total external R&D expenses	45.4	41.1	4.3	86.2	79.7	6.5
Internal R&D expenses:
Employee-related	38.9	40.0	(1.1)	76.8	80.7	(3.9)
Occupancy	5.0	5.2	(0.2)	9.8	10.0	(0.2)
Depreciation	2.9	3.7	(0.8)	6.3	7.4	(1.1)
Other	5.2	4.2	1.0	10.6	9.7	0.9
Total internal R&D expenses	52.0	53.1	(1.1)	103.5	107.8	(4.3)
Research and development expenses	$97.4	$94.2	$3.2	$189.7	$187.5	$2.2

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

The increases in expenses related to nemvaleukin in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were primarily due to the advancement of the ARTISTRY development program for the product, including increased patient enrollment in ongoing clinical studies and initiation of the ARTISTRY-6 study. For additional details on the status of the ARTISTRY development program, see the “Key Development Program” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. The increases in expenses related to LYBALVI in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were primarily due to the ongoing long-term safety study and increased enrollment in the ENLIGHTEN-Early study.

The decrease in employee-related expenses in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, was primarily due to a $2.8 million decrease in labor and benefits, partially offset by a $1.0 million increase in R&D-related share-based compensation. The decrease in employee-related expenses in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $2.7 million decrease in labor and benefits and a $1.4 million decrease in R&D-related share-based compensation.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Selling and marketing expense	$85.7	$82.9	$2.8	$165.4	$170.7	$(5.3)
General and administrative expense	53.5	49.1	4.4	99.0	94.7	4.3
Selling, general and administrative expense	$139.2	$132.0	$7.2	$264.4	$265.4	$(1.0)

The increase in selling and marketing expense in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $1.0 million increase in marketing expense, a $0.6 million increase in professional service fees and a $0.4 million increase in employee-related expenses. The increases in marketing expense and professional service fees were primarily related to pre-launch commercial activities for LYBALVI. The increase in employee-related expenses was primarily related to increases in share-based compensation expense, travel and entertainment expense following the loosening of COVID-19-related restrictions and benefits expense as a result of changes to payroll taxes, partially offset by a decrease in salary expense resulting from a 6% reduction in selling and marketing headcount from June 30, 2020 to June 30, 2021.

The decrease in selling and marketing expense during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $5.2 million decrease in employee-related expenses and a $3.7 million decrease in marketing expense, partially offset by a $2.5 million increase in professional service fees. The decrease in employee-related expenses was primarily due to a decrease in selling and marketing-related labor and share-based compensation expense as a result of a decrease in selling and marketing headcount, as described above. The decrease in marketing expense was primarily due to a reduction in the number of in-person speaker programs and speaker trainings and a reduction in spend related to conferences, primarily due to the impacts of the COVID-19 pandemic in the first quarter of 2021 and certain targeted expense reductions. The increase in professional service fees was primarily related to pre-launch commercial activities for LYBALVI.

The increases in general and administrative expense during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were primarily due to a $3.5 million and $2.3 million increase in employee-related expenses, respectively, and a $1.7 million and $3.9 million increase in professional service fees, respectively. The increases in employee-related expense were primarily related to a $2.7 million and $1.5 million increase in general and administrative-related share-based compensation expense, respectively. The increases in professional service fees were primarily related to increased spend on legal fees.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Amortization of acquired intangible assets	$9.5	$9.9	$(0.4)	$18.9	$19.6	$(0.7)

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at June 30, 2021 is expected to be approximately $40.0 million, $35.0 million, $35.0 million, $1.0 million and less than $0.1 million in the years ending December 31, 2021 through 2025, respectively.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Interest income	$0.6	$1.8	$(1.2)	$1.5	$4.5	$(3.0)
Interest expense	(2.4)	(2.1)	(0.3)	(6.4)	(5.0)	(1.4)
Change in the fair value of contingent consideration	3.2	5.9	(2.7)	4.5	12.7	(8.2)
Other (expense) income, net	(0.2)	2.3	(2.5)	(0.6)	1.7	(2.3)
Total other income (expense), net	$1.2	$7.9	$(6.7)	$(1.0)	$13.9	$(14.9)

The decreases in interest income during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were primarily due to a decrease in interest rates. Interest income consists of interest earned on our available-for-sale investments.

The increases in interest expense during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were due to the Term Loan Refinancing completed in March 2021. The Term Loan Refinancing resulted in a charge of $2.1 million in March 2021, partially offset by a decrease in interest rates. The Term

Loan Refinancing is discussed in greater detail in Note 11, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

The change in the fair value of contingent consideration in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were primarily due to the decrease in the risk of non-payment. In Baudax’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, Baudax included disclosures regarding its ability to continue as a going concern. As a result of this disclosure, we altered the model used to determine the fair value of the contingent consideration. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Income tax provision	3.3	3.7	$(0.4)	$7.1	$11.0	$(3.9)

The income tax provision in the three months ended June 30, 2021 and 2020 primarily related to U.S. federal and state taxes. The favorable change in the income tax provision in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a decrease in income taxes for our U.S. business.

The income tax provision in the six months ended June 30, 2021 primarily related to a $6.6 million discrete tax expense related to employee equity activity during the period. The income tax provision in the six months ended June 30, 2020 primarily related to a $4.6 million tax expense on income earned in the U.S. and a $6.2 million discrete tax expense related to employee equity activity during the period.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2021			December 31, 2020
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$59.6	$198.7	$258.3	$152.8	$120.2	$273.0
Investments—short-term	235.3	44.7	280.0	293.5	68.5	362.0
Investments—long-term	108.0	23.0	131.0	23.2	1.6	24.8
Total cash and investments	$402.9	$266.4	$669.3	$469.5	$190.3	$659.8
Outstanding borrowings—short and long-term	$297.1	$—	$297.1	$275.0	$—	$275.0

At June 30, 2021 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$277.3	$0.9	$(0.1)	$—	$278.1
Investments—short-term held-to-maturity	1.7	0.2	—	—	1.9
Investments—long-term available-for-sale	129.3	—	(0.1)	—	129.2
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$410.1	$1.1	$(0.2)	$—	$411.0

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

We classify available‑for‑sale investments in an unrealized loss position that do not mature within 12 months as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2021, we performed an analysis of our investments with unrealized losses for impairment and determined that the loss on one of our corporate debt securities was other-than-temporary and recorded a $1.0 million impairment charge within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Information about our cash flows, by category, is presented in “Part I, Item 1—Condensed Consolidated Financial Statements of Cash Flows” in this Form 10-Q. The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Cash and cash equivalents, beginning of period	$273.0	$203.8
Cash flows used in operating activities	(12.1)	(44.7)
Cash flows (used in) provided by investing activities	(33.8)	31.8
Cash flows provided by (used in) financing activities	31.2	(1.9)
Cash and cash equivalents, end of period	$258.3	$189.0

The decrease in cash flows used in operating activities in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, is primarily due to a decrease in our net loss, net of adjustments to reconcile net loss to cash flows from operating activities and a decrease in cash used for working capital, primarily due to an increase in receivables and inventory and a decrease in accounts payable and accrued expenses, partially offset by a decrease in contract assets and contract liabilities.

The change in cash flows from investing activities in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $63.6 million increase in net purchase of investments, partially offset by a $7.9 million increase in payments we received in connection with the contingent consideration resulting from the Gainesville Transaction and a $5.3 million decrease in cash paid for property, plant and equipment.

The change in cash flows from financing activities in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to $23.6 million in proceeds from the Term Loan Refinancing and a $13.6 million increase in the amount of cash we received upon exercises of employee stock options, net of employee taxes.

Borrowings

At June 30, 2021, the principal balance of our borrowings consisted of $299.3 million outstanding under our 2026 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

Contractual Obligations

See the “Contractual Obligations” section in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

At June 30, 2021, we were not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2021. As of June 30, 2021, we had purchased a total of 8,866,342 shares under this program at an aggregate cost of $114.0 million.

During the three months ended June 30, 2021, we acquired 31,752 of our ordinary shares, at an average price of $22.27 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the three months ended June 30, 2021, each of Messrs. Michael J. Landine and Richard F. Pops, each an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1 #	Memorandum and Articles of Association of Alkermes plc., as amended on June 14, 2021
10.1 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on June 14, 2021)
10.2 #	Summary of agreement reached on April 29, 2021 between Alkermes plc and Sarissa Capital Offshore Master Fund LP
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES plc

(Registrant)

By:	/s/ Richard F. Pops
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Iain M. Brown
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 28, 2021