Form 10-K
period 2021-12-31
Alkermes plc.
filed 2022-02-16
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s ordinary shares held by non‑affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,918,149,321.

As of February 7, 2022, 161,969,258 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding collaborations, licensing arrangements and other significant agreements with third parties relating to our products and our development programs;
•	our expectations regarding the impact of new legislation, rules and regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and expenditures for our operations and our ability to finance such capital requirements and expenditures;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations; and
•	other expectations discussed elsewhere in this Annual Report.

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

This Annual Report may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report includes data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and, while we believe that any industry publications and third-party research, surveys and studies used are reliable, we have not independently verified such data. Our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A—Risk Factors” in this Annual Report. These and other factors could cause results to differ materially from those expressed in this Annual Report.

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of. These risks and uncertainties are described more fully in “Item 1A—Risk Factors” in this Annual Report, and include, but are not limited to, the following:

•	our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases;
•	we receive substantial revenue from our key proprietary products, and our success depends on our ability to successfully manufacture and commercialize such products;
•

we rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected;

•	we face competition in the biopharmaceutical industry;
•	our revenues may decrease or grow at a slower than expected rate due to many factors;
•

revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our or in patients’ financial obligation to payers could result in decreased sales of our products and/or decreased revenues;

•	clinical trials for our product candidates are expensive, may take several years to complete, and their outcomes are uncertain;
•

preliminary, topline or interim data from our clinical trials that we may announce, publish or report from time to time may change as more patient data become available or based on subsequent audit and verification procedures, and may not be indicative of final data from such trials, data from future trials or real-world results;

•

the United States Food and Drug Administration (the “FDA”) or other regulatory agencies may not agree with our regulatory approval strategies or components of our filings for our products, including our clinical trial designs, conduct and methodologies and the adequacy of the data and other information included in our submissions, and may not approve, or may delay approval of, our products;

•	the FDA or other regulatory agencies may impose limitations or post-approval requirements on approvals for our products;
•	we are subject to risks related to the manufacture of our products;
•	we rely on third parties to provide goods and services in connection with the manufacture and distribution of the products we manufacture;
•	our success largely depends upon our ability to attract, recognize and retain key personnel, and the loss of key personnel may materially impact our business;
•	patent and other IP protection for our products is key to our business and our competitive position but is uncertain;
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
•

litigation or arbitration filed against us, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business;

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

•	the market price for our ordinary shares has been volatile and may continue to be volatile in the future, and could decline significantly;
•	our business could be negatively affected as a result of the actions of activist shareholders; and
•	information security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

The material and other risks and uncertainties summarized above should be read together with the text of the full risk factors in “Item 1A—Risk Factors” in this Annual Report and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, and in other documents that we file with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). If any such material and other risks and uncertainties actually occur, our business, financial condition, cash flows or results of operations could be materially and adversely affected. The risks and uncertainties summarized above or described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows or results of operations.

NOTE REGARDING COMPANY AND PRODUCT REFERENCES

Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Annual Report is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Annual Report include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies (b) references to the “biopharmaceutical industry” in this Annual Report are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Annual Report are used interchangeably with references to “partners.”

NOTE REGARDING TRADEMARKS

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LYBALVI®, NanoCrystal®, and VIVITROL®.

The following are trademarks of the respective companies listed: ABILIFY® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, TYSABRI® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BUNAVAILTM—BioDelivery Sciences; CAMPRAL®—Merck Sante; CAPLYTA®—Intra-Cellular Therapies, Inc.; COPAXONE®—Teva Pharmaceutical Industries Ltd.; EXTAVIA®, GILENYA®, and MAYZENT®—Novartis AG; BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, PONVORY®, RISPERDAL CONSTA®, TREVICTA® and XEPLION®—Johnson & Johnson (or its affiliates); KEYTRUDA®—Merck Sharp & Dohme Corp.; LATUDA®—Sumitomo Dainippon Pharma Co., Ltd.; MAVENCLAD®—Merck KGaA, REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); REXULTI®—H. Lundbeck A/S plc; PERSERIS®, SUBOXONE®, SUBUTEX® and SUBLOCADE®—Indivior plc (or its affiliates); VRAYLAR®— Forest Laboratories, LLC; ZEPOSIA®—Bristol-Myers Squibb Company; ZUBSOLV®—Orexo US, Inc.; and ZYPREXA® and ZYPREXA RELPREVV®—Eli Lilly and Company (“Lilly”). Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a portfolio of proprietary commercial products focused on alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder, and a pipeline of product candidates in development for neurodegenerative disorders and cancer. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

Marketed Products

The key marketed products discussed below have generated, or are expected to generate, significant revenues for us. See “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for these marketed products.

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

The following provides summary information regarding our key licensed products, and certain key third-party products using our proprietary technologies under license, that are commercialized by our licensees:

Key Third-Party Products Using Our Proprietary Technologies

Product	Indication(s)	Licensee	Licensed Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceutica Inc. (“Janssen, Inc.”) and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide
INVEGA SUSTENNA / XEPLION	INVEGA SUSTENNA: Schizophrenia and Schizoaffective disorder XEPLION: Schizophrenia	Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates “Janssen”)	Worldwide
INVEGA TRINZA / TREVICTA	Schizophrenia	Janssen	Worldwide
INVEGA HAFYERA / BYANNLI	Schizophrenia	Janssen	Worldwide

Our Key Licensed Product

Product	Indication(s)	Licensee	Licensed Territory

VUMERITY	Multiple sclerosis	Biogen	Worldwide

Proprietary Products

We have developed and now commercialize products designed to help address the unmet needs of people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder. See the “Patents and Proprietary Rights” section in “Item 1—Business” in this Annual Report for information with respect to the IP protection for our proprietary products.

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

What is schizophrenia?

Schizophrenia is a serious brain disorder marked by positive symptoms (hallucinations and delusions, disorganized speech and thoughts, and agitated or repeated movements) and negative symptoms (depression, blunted emotions and social withdrawal). Schizophrenia affects approximately 1.1% of the U.S. population.

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

What is bipolar I disorder?

Bipolar I disorder is a brain disorder that is marked by extreme changes in a person’s mood, energy and ability to function. Individuals with this brain disorder may experience debilitating changes in mood from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized by the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode, and affects approximately 1% of the American adult population in any given year.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly, non-narcotic, injectable medication approved in the U.S., Russia and certain countries of the Commonwealth of Independent States for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through one intramuscular injection every four weeks. We developed and exclusively manufacture VIVITROL and we commercialize it in the U.S.

For a discussion of legal proceedings related to VIVITROL, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “Patent and other IP protection for our products is key to our business and our competitive position but is uncertain,” “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business” and “Litigation or arbitration filed against Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

What are opioid dependence and alcohol dependence?

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2020 U.S. National Survey on Drug Use and Health, an estimated 2.6 million people aged 18 or older in the U.S. had an opioid use disorder in the past year. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2020 U.S. National Survey on Drug Use and Health, an estimated 27.8 million people aged 18 or older in the U.S. had an alcohol use disorder in the past year. Adherence to medication is particularly challenging with these patient populations.

In 2013, with the publication of the Diagnostic Statistical Manual (“DSM”) 5, the DSM IV diagnoses of substance use disorders as either dependence or abuse (i.e., opioid dependence or alcohol dependence), which reflects the approved indications of VIVITROL, were subsumed under a new diagnostic category of “substance use disorders” (i.e., opioid use disorder or alcohol use disorder) with three categories of disorder severity—mild, moderate or severe.

Licensed Products and Products Using Our Proprietary Technologies

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. See the “Proprietary Technology Platforms and “Patents and Proprietary Rights” sections in “Item 1—Business” in this Annual Report for information with respect to our proprietary technologies and the IP protection for these products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products under our collaborative arrangements with these third parties. Such arrangements include the following:

Products Using Our Proprietary Technologies

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021 we received notice of partial termination in the U.S. of our license agreement with Janssen related to INVEGA SUSTENNA, INVEGA TRINZA, and INVEGA HAFYERA. This partial termination became effective in February 2022. The basis for this termination is Janssen’s assertion that it does not utilize our NanoCrystal technology licensed under the license agreement. We strongly disagree with Janssen’s position and are prepared to pursue all options at our disposal to enforce our contractual rights and address any unauthorized use of our intellectual property. For information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected”.

INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate) (collectively, the “long-acting INVEGA products”) are long-acting atypical antipsychotics owned and commercialized worldwide by Janssen. We believe that these products incorporate our technologies.

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

INVEGA TRINZA is approved in the U.S. for the treatment of schizophrenia in patients who have been adequately treated with INVEGA SUSTENNA for at least four months. TREVICTA is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION. INVEGA TRINZA/TREVICTA is manufactured by Janssen.

INVEGA HAFYERA is approved in the U.S. for the treatment of schizophrenia in patients who have been adequately treated with INVEGA SUSTENNA for at least four months or INVEGA TRINZA for at least three months. BYANNLI is approved in the EU for the maintenance treatment of schizophrenia in adult patients who are clinically stable on XEPLION or TREVICTA. INVEGA HAFYERA/BYANNLI is manufactured by Janssen.

For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

What is schizoaffective disorder?

Schizoaffective disorder is a condition in which a person experiences a combination of schizophrenia symptoms, such as delusions, hallucinations or other symptoms characteristic of schizophrenia, and mood disorder symptoms, such as mania or depression. Schizoaffective disorder is a serious mental illness that affects about one in 300 people.

RISPERDAL CONSTA

RISPERDAL CONSTA (risperidone long-acting injection) is a long-acting atypical antipsychotic owned and commercialized worldwide by Janssen that incorporates our proprietary technologies. RISPERDAL CONSTA is approved in the U.S. for the treatment of schizophrenia and as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is approved in numerous countries outside of the U.S. for the treatment of schizophrenia and the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one intramuscular injection every two weeks. RISPERDAL CONSTA microspheres are exclusively manufactured by us.

For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

Licensed Product

VUMERITY

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that is approved in the U.S., the European Union and certain European countries  for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

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

Key Development Program

Our R&D is focused on the development of innovative medicines in the fields of neuroscience and oncology that are designed to address unmet patient needs. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key development program. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Item 1A—Risk Factors” in this Annual Report. See the “Patents and Proprietary Rights” section in “Item 1—Business” in this Annual Report for information with respect to the IP protection for our key development program.

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

ARTISTRY is our clinical development program evaluating nemvaleukin as a potential immunotherapy for cancer. The ARTISTRY program is comprised of multiple clinical trials evaluating intravenous (“IV”) and subcutaneous (“SC”) dosing of nemvaleukin, both as a monotherapy and in combination with the anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with advanced solid tumors. ARTISTRY-1 (evaluating IV nemvaleukin) and ARTISTRY-2 (evaluating SC nemvaleukin) are ongoing phase 1/2 studies evaluating the safety, tolerability, efficacy and pharmacokinetic and pharmacodynamic effects of nemvaleukin in patients with refractory advanced solid tumors, in both monotherapy and combination settings. ARTISTRY-3 is an ongoing phase 2 study evaluating the efficacy, safety and tolerability of less frequent  dosing of IV nemvaleukin and pharmacokinetic and pharmacodynamic effects of IV nemvaleukin in the tumor microenvironment as a monotherapy and in combination with pembrolizumab in a variety of advanced solid tumors. ARTISTRY-6 is an ongoing phase 2 study evaluating the anti-tumor activity, safety and tolerability of IV nemvaleukin monotherapy in patients with mucosal melanoma and SC nemvaleukin monotherapy in patients with advanced cutaneous melanoma. ARTISTRY-7 is an ongoing phase 3 study evaluating the efficacy, safety and tolerability of IV nemvaleukin as monotherapy and in combination with pembrolizumab compared to investigator’s choice chemotherapy in patients with platinum-resistant ovarian cancer.

In March 2021 and August 2021, we announced that the FDA granted Orphan Drug Designation and Fast Track designation, respectively, to nemvaleukin for the treatment of mucosal melanoma. In October 2021, the FDA granted Fast Track designation to nemvaleukin in combination with pembrolizumab for the treatment of platinum-resistant ovarian cancer.

Collaborative Arrangements

We have entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technological, financial, marketing, manufacturing and other resources.

Janssen

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021, we received notice of partial termination in the U.S. of our license agreement with Janssen related to INVEGA SUSTENNA, INVEGA TRINZA, and INVEGA HAFYERA. The basis for this termination is Janssen’s assertion that it does not utilize our NanoCrystal technology licensed under the license agreement. We strongly disagree with Janssen’s position and are prepared to pursue all options at our disposal to enforce our contractual rights and address any unauthorized use of our intellectual property. For information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

Under our license agreement with Janssen Pharmaceutica N.V., we granted Janssen a worldwide exclusive license under our NanoCrystal technology to develop, commercialize and manufacture injectable pharmaceutical products containing paliperidone palmitate, which include the long-acting INVEGA products.

Under this license agreement, we received milestone payments from Janssen upon the achievement of certain development goals; there are no further milestones to be earned under this agreement. The agreement also provides for tiered royalty payments between 3.5% and 9% of net sales of products subject to the agreement in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the royalty-bearing patents with valid claims applicable to the product in such country. The know‑how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million, 5.5% on calendar year net sales of between $250 million and $500 million and 7.5% on calendar year net sales exceeding $500 million. The know‑how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement, unless earlier terminated, terminates upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products subject to certain surviving obligations.

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

Revenues from our collaborative arrangements with Janssen accounted for approximately 30%, 33% and 28% of our consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Biogen

Under a license and collaboration agreement with Biogen, which we entered into in November 2017 and amended in October 2018, January 2019 and October 2019, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under that agreement.

Under this license and collaboration agreement, we received an upfront cash payment and milestone payments upon the achievement of certain milestones, including FDA approval of the NDA for VUMERITY in October 2019, and amendment of the license and collaboration agreement in October 2019. We are also eligible to receive additional payments upon achievement of certain milestones, including milestones relating to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

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

Except in limited circumstances, we were responsible for the development of VUMERITY until it was approved by the FDA. Following FDA approval of VUMERITY and except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

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

Revenues from Biogen related to this license and collaboration agreement accounted for approximately 7%, 2% and 17% of our consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

LinkeRx Technology

Our long‑acting LinkeRx technology platform is designed to enable the creation of extended‑release injectable versions of antipsychotic therapies and may also be useful in other disease areas in which extended duration of action may provide therapeutic benefits. The technology uses proprietary linker‑tail chemistry to create new molecular entities derived from known agents.

NanoCrystal Technology

Our NanoCrystal technology is applicable to poorly water‑soluble compounds and involves formulating and stabilizing drugs into particles that are nanometers in size. A drug in NanoCrystal form can be incorporated into a range of common dosage forms, including tablets, capsules, inhalation devices and sterile forms for injection, with the potential for enhanced oral bioavailability, increased therapeutic effectiveness, reduced/eliminated fed/fasted variability and sustained duration of intravenous/intramuscular release.

Oral Controlled Release Technology

Our oral controlled release (“OCR”) technologies are used to formulate, develop and manufacture oral dosage forms of pharmaceutical products with varied drug release profiles.

Manufacturing and Product Supply

We own and occupy an R&D and manufacturing facility in Athlone, Ireland and a manufacturing facility in Wilmington, Ohio. We either purchase active pharmaceutical ingredient (“API”) from third parties or receive it from our third‑party licensees to formulate products using our technologies. The manufacture of our products for clinical trials and commercial use is subject to Current Good Manufacturing Practices (“cGMP”) regulations and other regulations. Our manufacturing and development capabilities include formulation through process development, scale‑up and full‑scale commercial manufacturing and specialized capabilities for the development and manufacturing of controlled substances.

Although some materials and related services for our products are currently only available from a single source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources for such materials and related services and/or negotiate long‑term supply arrangements. However, we cannot be certain that we will continue to be able to obtain long‑term supplies of our manufacturing materials or long-term provision of related services.

Our supply chain is growing with an expanding external network of third‑party service providers involved in the manufacture of our products who are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of API, raw materials, or components, or in the manufacture, fill‑finish, packaging, or storage of our marketed or development products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “We rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture” and “We are subject to risks related to the manufacture of our products.”

Marketed Products

We manufacture ARISTADA, ARISTADA INITIO, LYBALVI, VIVITROL and microspheres for RISPERDAL CONSTA at our Wilmington, Ohio facility. We outsource our packaging operations for ARISTADA, ARISTADA INITIO, LYBALVI and VIVITROL to third‑party contractors. Janssen is responsible for packaging operations for RISPERDAL CONSTA. Our Wilmington, Ohio facility has been inspected by U.S., European (including the UK Medicines and Healthcare products Regulatory Agency), Chinese, Japanese, Brazilian, Turkish, Russian and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

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

Clinical Products

We have established, and are operating, facilities with the capability to manufacture clinical supplies of injectable extended‑release products and solid dosage form products at our Wilmington, Ohio facility and solid dosage form products at our Athlone, Ireland facility. We have also contracted with third‑party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of products for clinical use.

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

We do not generally act as the marketing authorization holder for products incorporating our drug delivery technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant marketing authorization from the FDA or other relevant regulatory authority, and we would support this authorization by furnishing a copy of the product’s Drug Master File, or chemistry, manufacturing and controls data, to the relevant regulator. We generally update this information annually with the relevant regulator. In other cases where we have developed proprietary products, such as VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI, we hold the marketing authorization and related regulatory documentation ourselves.

Marketing, Sales and Distribution

We are responsible for the marketing of VIVITROL, ARISTADA, ARISTADA INITIO, and LYBALVI in the U.S. We focus our sales and marketing efforts on physicians in private practice and in public treatment systems. We believe that we use customary pharmaceutical company practices to market our products, including through advertisements, professional symposia, selling initiatives and other methods, and to educate individual physicians, nurses, social workers, counselors and other stakeholders involved in the treatment of opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder. We provide, and contract with third‑party vendors to provide, customer services and other related programs for our products, such as product‑specific websites, insurance research services and order, delivery and fulfillment services.

Our sales force for VIVITROL in the U.S. consists of approximately 115 individuals. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2021 to Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation (“AmerisourceBergen”) represented approximately 23%, 22% and 15%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. consists of approximately 310 individuals. ARISTADA, ARISTADA INITIO and LYBALVI are primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2021 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 47%, 23% and 23%, respectively, of total ARISTADA and ARISTADA INITIO gross sales. Product sales of LYBALVI during the year ended December 31, 2021 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 36%, 30% and 27%, respectively, of total LYBALVI gross sales.

ICS, a division of AmerisourceBergen, provides warehousing, shipping and administrative services for VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI.

Under our license agreements with Janssen, Biogen and other licensees and sublicensees, the licensees and sublicensees are typically responsible for the commercialization of any products developed under their respective agreements if and when regulatory approval is obtained.

Competition

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and biopharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and royalty revenues. These competitors are working to develop and market other products, systems, and other methods of preventing or reducing disease, and new small‑molecule and other classes of drugs.

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. In many cases, there are already products on the market that may be in direct competition with our commercial products or products in development. In addition, there are many companies developing products for use in similar indications or with similar technologies to ours with whom we and our licensees compete, many of whom are larger and have significantly greater financial and other resources than we do. Other smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. Some of the products being developed by our competitors are being designed to work differently than our products and may turn out to be safer or more effective than our products, which may render our products or technology platforms obsolete or noncompetitive. With respect to our products, we believe that our ability to successfully compete will depend on, among other things, the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products; the efficacy, safety and reliability of our products compared to competing or alternative products; product acceptance by, and preferences of, physicians, other healthcare providers and patients; our ability to comply with applicable laws, regulations and regulatory requirements with respect to the commercialization of our products, including any changes or increases to regulatory restrictions; protection of our proprietary rights relating to our products; our ability to obtain reimbursement for our products; our ability to complete clinical development and obtain regulatory approvals for our products, and the timing and scope of any such regulatory approvals; our ability to successfully manufacture and provide a reliable supply of commercial quantities of a product to the market; and our ability to recruit, retain and develop skilled employees.

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including but not limited to, Teva Pharmaceuticals Industries Ltd.’s development of a risperidone extended-release injectable suspension for subcutaneous use and a once every two weeks injectable microsphere formulation, each for the treatment of schizophrenia, and Teva Pharmaceuticals USA, Inc.’s Abbreviated New Drug Application (“ANDA”) seeking approval to commercialize a generic version of VIVITROL (naltrexone for extended-release injectable suspension).

In the treatment of schizophrenia, ARISTADA, the long-acting INVEGA products and RISPERDAL CONSTA compete with each other and a number of other injectable products, including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; and generic versions of branded injectable products.

In the treatment of schizophrenia, LYBALVI competes with other oral antipsychotic products, including CAPLYTA (lumateperone) developed and marketed by Intra-Cellular Therapies, Inc.; LATUDA, which is marketed and sold by Sunovion Pharmaceuticals Inc.; REXULTI, which is co-marketed by Otsuka Pharm Co. and H. Lundbeck A/S plc; VRAYLAR, which is marketed and sold by Abbvie Inc.; other oral compounds currently on the market; and generic versions of branded oral products.

In the treatment of bipolar disorder, LYBALVI and RISPERDAL CONSTA compete with antipsychotics such as oral aripiprazole; REXULTI; LATUDA; VRAYLAR; ABILIFY MAINTENA; CAPLYTA; risperidone; quetiapine; olanzapine; ziprasidone and clozapine.

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

In the treatment of MS, VUMERITY competes with AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and MAVENCLAD from EMD Serono, Inc.; GILENYA, EXTAVIA and MAYZENT from Novartis AG; AUBAGIO and LEMTRADA from Sanofi-Aventis; ZEPOSIA from Bristol-Myers Squibb Company; and PONVORY from Janssen.

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

Patents and Proprietary Rights

Our success depends, in part, on our ability to obtain and maintain patent protection for our products, including those marketed and sold by our licensees, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others. We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications, which includes numerous patents in the U.S. and in other countries directed to compositions of matter, methods of treatment and formulations, as well as processes of preparation. In the future, we plan to file additional patent applications in the U.S. and in other countries directed to new or improved products and processes, and we intend to continue to vigorously defend our patent positions. In addition, our licensees may own additional patents that cover those products owned by such licensees that incorporate our proprietary technologies and for which we receive royalties.

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
10,351,529	ARISTADA; ARISTADA INITIO	2030
9,034,867	ARISTADA	2032
10,226,458	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
10,342,877	ARISTADA	2033
10,639,376	ARISTADA	2033
11,097,006	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,238,651	ARISTADA	2035
10,478,434	ARISTADA	2035
10,813,928	ARISTADA	2035
10,973,816	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035
10,688,091	ARISTADA INITIO	2035
10,849,894	ARISTADA INITIO	2035
11,115,552	ARISTADA INITIO	2035

VIVITROL and RISPERDAL CONSTA

We have a number of patents and pending patent applications covering our microsphere technology throughout the world, which, to some extent, cover VIVITROL and RISPERDAL CONSTA. The latest to expire of our patents covering RISPERDAL CONSTA expire in the U.S. in 2023 and expired in the EU in 2021. For a discussion of legal proceedings related to certain of the patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

We own one unexpired Orange-Book listed U.S. patent covering VIVITROL, which expires in the U.S. in 2029 and expired in the EU in 2021. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal Pharmaceuticals LLC (“Amneal”), we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the remaining patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. For a discussion of legal proceedings related to the U.S. patent covering VIVITROL, see Note 19, Commitments and Contingent Liabilities, in the “Notes to Consolidated Financial Statements” in this Annual Report.

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

Our NanoCrystal technology patent portfolio, licensed to Janssen, contains a number of granted patents and pending patent applications throughout the world, including in the U.S. and in countries outside of the U.S. The latest of the patents subject to our license agreement expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036. For a discussion of legal proceedings related to one of the patents covering INVEGA SUSTENNA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

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

LYBALVI

We own or have a license to U.S. and worldwide patents and patent applications that cover a class of compounds that includes the opioid modulators in LYBALVI. In addition, we own U.S. and worldwide patents and patent applications that claim formulations and methods of treatment that cover LYBALVI. The principal owned or licensed U.S. patents for LYBALVI and their expiration dates are as follows:

U.S. Patent No.	Product Covered	Expiration Date
7,956,187	LYBALVI	2021
8,252,929	LYBALVI	2021
7,262,298	LYBALVI	2025
8,680,112	LYBALVI	2030
9,119,848	LYBALVI	2031
10,005,790	LYBALVI	2031
8,778,960	LYBALVI	2032
9,126,977	LYBALVI	2031
9,517,235	LYBALVI	2031
9,943,514	LYBALVI	2031
10,300,054	LYBALVI	2031
10,716,785	LYBALVI	2031
11,185,541	LYBALVI	2031
11,241,425	LYBALVI	2031

We also have a portfolio of patents and patent applications covering our Key Development Program.

nemvaleukin alfa

We have U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover nemvaleukin. U.S. Patent Nos. 9,359,415 and 10,407,481, each expiring in 2033, cover compositions of nemvaleukin. U.S. Patent No. 11,246,906, expiring in 2040, covers subcutaneous dosing regimens of nemvaleukin.  U.S. Patent No. 11,248,050, expiring in 2040, covers certain combination therapies utilizing nemvaleukin.

Protection of Proprietary Rights and Competitive Position

We have exclusive rights through licensing agreements with third parties to issued U.S. patents, pending patent applications and corresponding patents or patent applications in countries outside the U.S, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. Under certain licensing agreements, we are responsible for patent expenses, and we pay annual license fees and/or minimum annual royalties. In addition, under these licensing agreements, we are typically obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

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

Our trademarks, including VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI, are important to us and are generally covered by trademark applications or registrations with the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Our licensed products and products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks for INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson Corporation, VUMERITY, which is a registered trademark of Biogen (and used by Alkermes under license) and AMPYRA and FAMPYRA, which are registered trademarks of Acorda. Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of an NDA or a Biologics License Application (“BLA”). The NDA or BLA also include information pertaining to the preparation of the product, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application if it is not considered sufficiently complete to permit a review and will inform the applicant of the reason for the refusal. The applicant may then resubmit the application and include supplemental information.

Once an NDA or BLA is accepted for filing, the FDA has 10 months, under its standard review process, within which to review the application (for some applications, the review process is longer than 10 months). For drugs that, if approved, would represent a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications, the FDA may assign “priority review” designation and review the application within six months. The FDA has additional review pathways to expedite development and review of new drugs that are intended to treat serious or life‑threatening conditions and demonstrate the potential to address unmet medical needs, including: “Fast Track,” “Breakthrough Therapy,” and “Accelerated Approval.” However, none of these expedited pathways ensure that a product will receive FDA approval in a timely manner or at all.

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

In reviewing an NDA or BLA, the FDA may grant marketing approval, or issue a complete response letter to communicate to the applicant the reasons the application cannot be approved in its then-current form and provide input on the additional information that the FDA requires and/or changes that must be made before an application can be approved. Even if such additional information is submitted to the FDA or such changes made, the FDA may ultimately decide that the NDA or BLA still does not satisfy the FDA’s criteria for approval. The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, efficacy and potential safety signals observed in preclinical tests or clinical trials, and the risks and benefits demonstrated in clinical trials. It is impossible to predict with any certainty whether and when the FDA will grant marketing approval for a given product. Even if a product is approved, the approval may be subject to limitations based on the FDA’s interpretation of the data. For example, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials or restrictions on direct‑to‑consumer advertising, any of which could negatively impact the commercial success of a drug. The FDA may also require a sponsor to conduct additional post‑marketing studies as a condition of approval to provide data on safety and effectiveness. In addition, prior to commercialization, products that may be deemed controlled substances are subject to review and scheduling by the DEA.

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

If we seek to make certain types of changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, the FDA will need to review and approve such changes in advance. In the case of adding a new indication, we would be required to demonstrate with additional clinical data that the product is safe and effective for the new intended use. Such regulatory reviews can result in denial or modification of the planned changes, or requirements to conduct additional tests or evaluations that can substantially delay or increase the cost of the planned changes.

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

Controlled Substances Act: The DEA regulates pharmaceutical products that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act (the “CSA”). The CSA governs, among other things, the inventory, distribution, recordkeeping, handling, security and disposal of controlled substances. For example, pharmaceutical products that act on the CNS are often evaluated for abuse potential; if a product is then classified as a controlled substance, it must undergo scheduling by the DEA, which is a separate process that may delay the commercial launch of such product even after FDA approval of the NDA for such product. Further, companies with a scheduled pharmaceutical product are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registration and injunctions, or civil or criminal penalties.

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

Good Manufacturing Processes

The FDA, the EMA, the competent authorities of the EU member states and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. In 2020 and 2021, the COVID-19 pandemic has in some instances impacted the FDA’s and other regulatory agencies’ ability to conduct on-site inspections and has resulted in such agencies either delaying planned inspections or collecting the requisite information through review of written records in lieu of an on-site inspection, which in some instances has negatively impacted timelines for potential product approvals. Once approval from a regulatory agency is obtained, if a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. Companies also must adhere to cGMP and product-specific regulations enforced by the FDA and other regulatory agencies both in the manufacture of clinical product and following product approval. The FDA, the EMA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval of a product and may also request that certain information or records be provided in writing for review in lieu of an on-site visit. If, as a result of these inspections or records reviews, it is determined that our equipment, facilities or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Hatch‑Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch‑Waxman Act”), Congress created an abbreviated FDA review process for generic versions of pioneer, or brand‑name, drug products. The law also provides incentives by awarding, in certain circumstances, non‑patent related marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non‑patent‑related marketing exclusivity in addition to any patent protection the drug product may have. The Hatch‑Waxman Act provides five years of new chemical entity (“NCE”) marketing exclusivity to the first applicant to gain approval of an NDA for a product that contains an active ingredient, known as the active drug moiety, not found in any other approved product. The FDA is prohibited from accepting any ANDA for a generic drug or 505(b)(2) application referencing the NCE for five years from the date of approval of the NCE, or four years in the case of an ANDA or 505(b)(2) application containing a patent challenge, and in both cases may not approve such generic drug or 505(b)(2) application until expiration of NCE marketing exclusivity. A 505(b)(2) application is an NDA in which the applicant relies, in part, on data and the FDA’s findings of safety and efficacy from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Hatch-Waxman Act exclusivities will not prevent the submission or approval of a full NDA (e.g., under 505(b)(1)), as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

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

Sales and Marketing

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti‑kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the broad scope of the U.S. statutory provisions, the general absence of guidance in the form of regulations, and few court decisions addressing industry practices, it is possible that our practices might be challenged under anti‑kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third‑party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In addition, federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the U.S. government under the False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed. See “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “If there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could face costs, penalties and business losses,” “Revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our or in patients’ financial obligation to payers could result in decreased sales of our products and/or decreased revenues” and “The clinical study or commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our products, business and share price.”

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

Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Under the Medicaid rebate program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of average manufacturer price (“AMP”) or the difference between AMP and the best price available from us to any commercial or non‑federal governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, is less than the AMP for the current quarter, with this difference being the amount by which the rebate is adjusted upwards. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (“CMS”). The terms of our participation in the rebate program imposes a requirement on us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties per item of false information in addition to other penalties available to the government.

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

Medicare Part D provides coverage to enrolled Medicare patients for self‑administered drugs (i.e. drugs that do not need to be injected or otherwise administered by a physician) and certain physician-administered drugs reimbursed under a pharmacy benefit. Medicare Part D also covers the prescription drug benefit for dual eligible beneficiaries. Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time‑to‑time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Except for dual eligible Medicare Part D beneficiaries who qualify for low-income subsidies, manufacturers, including us, are required to provide a seventy percent (70%) discount on our brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

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

U.S. federal and state governments regularly consider reforming healthcare coverage and lessening healthcare costs. Such reforms may include price controls, value-based pricing and changes to the coverage and reimbursement of our products, which may have a significant impact on our business. For example, in November 2021, the U.S. House of Representatives passed H.R. 5376, the Build Back Better Act (the “BBBA”). The BBBA includes several provisions that may impact our business, including provisions that create an out-of-pocket cap for seniors, implement a new manufacturer liability (including in Medicare Part D), allow the U.S. government to negotiate prices for some drugs covered under Medicare Part B and Part D, require inflation rebates to limit annual increases in drug prices in Medicare and private insurance, and repeal the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on drug pricing. Private insurers regularly seek to manage drug cost and utilization by implementing coverage and reimbursement limitations through means including, but not limited to, formularies, increased out‑of‑pocket obligations and various prior authorization requirements. Even if favorable coverage and reimbursement status is attained for one or more products for which we have received regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States

Within the EU, products are paid for by a variety of payers, with governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of products. Governments may use a variety of cost‑containment measures to control the cost of products, including price cuts, mandatory rebates, value‑based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Recent budgetary pressures in many EU countries are causing governments to consider or implement various cost‑containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost‑sharing. If budget pressures continue, governments may implement additional cost‑containment measures.

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

The General Data Protection Regulation (“GDPR”): The GDPR became effective on May 25, 2018 and replaced the previous EU Data Protection Directive (95/46). The GDPR, which governs the processing of personal data (including personal health data), applies to the Company and any of its subsidiaries that are established in the EU to the extent that they process personal data as well as any of its subsidiaries that are established outside the EU to the extent that they process personal data relating to EU residents for certain purposes, including any such data relating to clinical trial participants in the EU. The GDPR imposes significant obligations on controllers and processors of personal data, including high standards for obtaining consent from individuals to process their personal data, robust notification requirements to individuals about the processing of their personal data, a strong individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, stringent requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations in order to introduce further conditions, including limitations, with regard to the processing of genetic, biometric or health data.

Other Laws: We are subject to a variety of financial disclosure, securities trading regulations and governmental regulations as an Irish-incorporated company publicly-listed in the U.S., including laws relating to the oversight activities of the SEC, the Irish Companies Act 2014, and the regulations of the Nasdaq Stock Market (“Nasdaq”), on which our shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work.

Human Capital Resources

As a global biopharmaceutical company focused on developing innovative medicines in the fields of neuroscience and oncology, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional infrastructure designed to support product development from discovery through commercialization and lifecycle management. We seek to attract, hire, develop, recognize and retain qualified and highly skilled personnel with experience in areas such as R&D, including early discovery, translational medicine, formulation and clinical development capabilities; intellectual property prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access. Competition for such personnel in our industry and the geographic regions in which we operate is intense, with numerous companies also developing, launching or marketing products, including products against which our products directly compete. Supporting our employees’ well-being in a transparent, diverse, inclusive, and collaborative culture and providing them with the training, support and resources they need to succeed professionally, while appropriately balancing their professional and personal lives, helps keep our employees connected and engaged and is critical to our success.

As of February 4, 2022, we had approximately 2,211 full time employees, of which approximately 1,798 were based in the U.S. and 413 were based in Ireland. Our 2021 global voluntary attrition rate was below industry benchmarks. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principles of equal employment opportunity and other legitimate criteria without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable laws.

Recognizing the value of our employees and their important contributions to the achievement of our business objectives, we offer market-competitive comprehensive total rewards packages, including bonus opportunities at all levels tied to individual and company performance, and for employees at certain levels, company equity opportunities. We are committed to designing and managing our pay programs and decisions to support equitable pay for all employees. We have established our compensation programs based on market and benchmark data and strive to pay all employees equitably, taking into consideration factors such as their role, skills, abilities and relevant experience. We also offer healthcare and retirement savings plan benefits, paid time off, tuition reimbursement and other benefits designed to support healthy lifestyle choices, financial wellness and work-life balance.

Across all of our sites, we cultivate a work environment that reflects our values of collaboration at our core, respect for each voice and unwavering commitment. Over the past several years, we have continued to focus on fostering an environment that respects and celebrates Diversity, Inclusion & Belonging (“DIB”) in our workplaces and our communities and have actively evolved our DIB strategy to cater to the changing needs of our employees and respond to important external social and cultural events.  In support of this strategy, in 2019, we created a global cross-functional DIB Steering Committee, comprised of representatives from all of our locations, including field-based employees, to create connections, foster conversations, help ensure our efforts are aligned with the diverse range of perspectives within our organization and develop and advance practices, tools and resources that can be used to strengthen the sense of belonging among our employee base. Since 2020, we have established five Employee Resource Groups (ERGs): Limitless, a network for individuals with disabilities and caregivers; Mosaic, a multicultural network; Operation Salute, a veterans network; Pride@Work, an LGBTQ+ network; and Women Inspired Network (WIN), a women’s network. These ERGs share a common purpose of supporting and enhancing the inclusiveness of our company culture and providing opportunities for professional development, networking and building deeper connections within Alkermes. In 2021, we established a DIB Executive Committee, which includes our Chief Executive Officer and other senior leaders, to continue to refine our DIB strategy and champion its implementation and impact across the business.  These groups work together to set goals, establish and execute strategic initiatives, measure our progress and promote a culture of understanding and inclusion throughout our organization.  Additionally, as part of our increased focus on social and racial justice, diversity and inclusion, and in response to global events throughout 2020 and 2021, we held company-wide town hall conversations, sponsored recognition events and enhanced our Company’s diversity education and training.

We strive to foster a strong culture of active employee engagement to ensure that employees feel part of our mission and that they have a voice in the Alkermes community. Since 2017, we have conducted annual employee engagement surveys to understand employee sentiment regarding, and satisfaction with, their work and experience at Alkermes. In 2021, over 70% of our employees participated in our employee engagement survey and we have used the data collected to help inform and evolve our human capital management strategy and initiatives.

We are committed to the professional growth and development of our employees. We conduct a comprehensive on-boarding experience that connects newly hired employees to our business, values, culture, and people. We encourage and support our employees in their adoption of Individual Development Plans designed to identify professional development and growth opportunities to help support their career aspirations. We frequently organize company-hosted trainings that cover topics including performance management, collaboration, leadership development, diversity, communication, and mentorship, and more specialized skills-based programs.  In 2021, we launched a new LinkedIn Learning platform to provide on-demand learning opportunities to our employees.  Since we made this platform available, our employees have, in the aggregate, viewed over 14,000 courses on a wide variety of topics.

Our culture is one of collaboration and trust. We ask our employees to help us promote and provide workplace environments that are safe and protective of the health and well-being of our people and in compliance with applicable laws, rules and regulations. We maintain extensive environmental, health safety and security policies, adhere to all health and safety standards set by regulators in the locations in which we operate and routinely train employees and monitor our sites to reduce the risk of workplace accidents.

In 2021, employee health, safety and wellness continued to be of particular focus and importance for the Company. Following the emergence of the COVID-19 pandemic, we adopted a series of precautionary measures to protect and support our employees, including those performing essential tasks in our laboratories and manufacturing facilities who could not perform their work remotely. In 2021, we adjusted our communication strategies to keep employees connected and informed, including increased communications from leadership and frequent online surveys to measure employee experiences and the effectiveness of our communications. We also enhanced employee resources, including wellness and stress-reduction resources, guidance on how to effectively engage and work remotely, and increased childcare benefits.  For additional information about actions taken by the Company to support its employees and other stakeholders in response to the COVID-19 pandemic, see the “COVID-19 Update” included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

Risks Related to Our Business and Our Industry

Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.

Outbreaks of contagious diseases and other adverse public health developments affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic has impacted, and is continuing to impact, many aspects of society, including the operation of healthcare systems, global travel, supply and labor markets and other business and economic activity worldwide. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued and implemented quarantines, vaccine and masking mandates, executive orders and other similar government orders, restrictions and recommendations for their residents to help control the spread of COVID-19. Such orders, mandates, restrictions and/or recommendations have, at times during the pandemic, resulted in widespread interruptions and closures of businesses, including healthcare systems that serve people living with addiction and serious mental illness, work stoppages, slowdowns and/or delays, remote work policies and travel restrictions, among other effects.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our financial condition and results of operations. For example, commercial sales of the medicines from which we derive revenue— including injectable medications administered by healthcare professionals—have been, and we expect will continue to be, adversely impacted as a result of developments that have transpired, and may continue to transpire, related to this pandemic, including travel restrictions, quarantine, testing and/or vaccine mandates and other protocols, and labor shortages, many of which have contributed to limited access to, or reduced willingness to access, healthcare providers and locations where injectable medications may be administered. Further, this pandemic and measures to mitigate the spread of COVID-19 have had, and may continue to have, an adverse effect on global economic conditions, which could have an adverse effect on our business and financial condition, including the demand for, and ability of patients to access, our and our licensees’ medicines, or our ability to obtain financing, if needed, on favorable terms or at all.

The COVID-19 pandemic has caused, and may continue to cause, varying degrees of disruption to our employees, our communities and our business operations. While we have continued to operate our manufacturing facilities and to supply our medicines without interruption throughout the pandemic, any prolonged labor or supply chain shortages at our manufacturing facilities could impact our ability to manufacture our products and the third-party products from which we receive revenue in a timely matter or at all. In addition, while we have continued to conduct our R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has, at times, impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and endeavor to mitigate, potential adverse impacts of COVID-19 on our manufacturing operations and R&D activities.

In addition, we rely upon third parties for many aspects of our business, including the provision of goods and services related to the manufacture of our clinical products and our and our partners’ marketed products, the conduct of our clinical trials, and the sale of our proprietary marketed products and the marketed products of our licensees from which we receive manufacturing and/or royalty revenue. The COVID-19 pandemic has, to varying degrees, disrupted the business operations of the third parties on which we rely, including our suppliers, packagers, distributors, contract research organizations, customers, clinical site investigators, community advocacy partners, and others, and may continue to do so for so long as the pandemic and its impacts persist. For example, the third-party sites and investigators involved in our clinical trials have experienced, and may continue to experience, interruptions which have impacted, and may continue to impact, the conduct of our clinical trials and our ability to complete them in a timely manner or at all. If our clinical programs are significantly delayed as a result of such impacts, there could be adverse effects on our expected timelines for regulatory review and potential approval of our product candidates. Any prolonged material disruption to these or other third parties on which we rely could negatively impact our ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic has also impacted, and may continue to impact, the regulatory agencies with which we interact in the development, manufacture, regulatory review and commercialization of our medicines. For example, travel restrictions, social distancing, quarantine protocols and other protective measures may impact the timelines and manner in which the FDA, the HPRA and other regulatory agencies conduct regulatory activities, which may, in turn, negatively impact expected timelines for regulatory review and approval of our product candidates, which could have an adverse effect on our business and the market price for our ordinary shares.

The degree to which the ongoing COVID-19 pandemic may continue to impact our employees, business, financial condition and results of operations will depend on the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto, which are highly uncertain and cannot be predicted as of the date of this Annual Report and which may include, among other things, governmental, business or other actions that have been, are being or will be taken in response to this pandemic, such as restrictions on travel and mobility, business closures and operating restrictions, the imposition of vaccine and masking mandates and/or mandatory testing protocols. We are unable to predict the impacts of the pandemic and of actions taken in response to the pandemic, on our employees, including with regard to their health, safety, wellbeing and job performance, or on the labor market and our ability to attract and retain employees; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture and supply our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the U.S., Irish and global economies more broadly.

We receive substantial revenue from our key proprietary products and our success depends on our ability to successfully manufacture and commercialize such products.

Sales of our proprietary products comprise an increasingly significant portion of our revenues. We developed and exclusively manufacture VIVITROL for the treatment of alcohol dependence and opioid dependence, ARISTADA for the treatment of schizophrenia, ARISTADA INITIO for initiation onto ARISTADA for the treatment of schizophrenia, and LYBALVI for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, as a maintenance monotherapy or for the acute treatment of manic or mixed episodes, as monotherapy or an adjunct to lithium or valproate, and we exclusively commercialize these products in the U.S. Our success depends in large part on our ability to continue to successfully manufacture and commercialize such products in the complex markets into which they are sold. Any significant negative developments relating to these products could have a material adverse effect on our revenues from these products and, in turn, on our business, financial condition, cash flows and results of operations and the market price of our ordinary shares.

We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.

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

We earn significant royalty and/or manufacturing revenue from sales by our licensees of our licensed products and third-party products incorporating our proprietary technologies. The revenues we receive from such products depend primarily upon the success of our licensees in commercializing such products. For example, we receive substantial revenue from Janssen’s sales of the long-acting INVEGA products and RISPERDAL CONSTA and from Biogen’s sales of VUMERITY and FAMPYRA. We have no involvement in the commercialization efforts for these and other products sold by third parties from which we receive revenue and cannot control the extent or effectiveness of such commercialization efforts.

Disputes may also arise between us and a licensee involving the ownership of technology developed under a license, the use of our technology, including know-how, in third-party products, the terms and amounts of royalty payments to be paid under a license, or other issues arising out of any licenses or other collaborative agreements. Such disputes may delay related development programs, impact commercialization or manufacturing activities for the related products, impact the timing or amount of revenue that we receive in respect of such products, or result in expensive arbitration, litigation or other dispute resolution, which may not be resolved in our favor and may adversely impact our financial condition. Further, certain of our license agreements may be terminated, with or without cause, or assigned in connection with a change in control, and we cannot guarantee that any of these relationships will continue or that our licensees will be able or willing to continue to perform their obligations, including development, commercialization or payment obligations, under such agreements. Any significant negative developments relating to our relationships with our licensees or our collaborative arrangements could have a material adverse effect on our business, financial condition, cash flows and results of operations.

For example, in November 2021 we received notice of partial termination in the U.S. of our license agreement with Janssen related to INVEGA SUSTENNA, INVEGA TRINZA, and INVEGA HAFYERA. The basis for this termination is Janssen’s assertion that it does not utilize our NanoCrystal technology licensed under the license agreement. We strongly disagree with Janssen’s position and are prepared to pursue all options at our disposal to enforce our contractual rights and address any unauthorized use of our intellectual property; however, the announcement of Janssen’s partial termination and expectations regarding the loss of royalty revenues from U.S. sales of such products in early 2022 resulting from such termination, caused the market price of our ordinary shares to decline significantly, and any actual losses of royalty revenues that result from such termination, and/or prolonged discussions, dispute resolution efforts or commercial arbitration or litigation in respect of such royalty revenues, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

For these and other reasons that may be outside of our control, our revenues from products sold by our licensees may fall below our expectations, the expectations of our licensees or those of our shareholders, which could have a material adverse effect on our results of operations and the market price of our ordinary shares.

We face competition in the biopharmaceutical industry.

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and other biopharmaceutical companies, including companies with similar technologies or medicines, and manufacturers of generic drugs. Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and/or royalty revenues. For example, our proprietary products ARISTADA and LYBALVI compete with the long-acting INVEGA products and RISPERDAL CONSTA, products from which we receive manufacturing and/or royalty revenues.

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

Our revenues may decrease or grow at a slower than expected rate due to many factors.

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or markets outside the U.S. or that we will be able to maintain or increase sales of our products. Factors that may cause revenues from our products to grow at a slower than expected rate, decrease or cease all together, include, among others:

•

the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe, dispense and/or administer, and patients to use, our products;

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
•

the unfavorable outcome of investigations, arbitrations, litigation or other legal proceedings, including government requests for information regarding VIVITROL, securities litigation, IP litigation, including so-called “Paragraph IV” litigation relating to VIVITROL and other products from which we receive revenue, litigation or other proceedings before the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”) or its equivalent in other jurisdictions outside of the U.S., including opposition proceedings in the EU relating to RISPERDAL CONSTA and any other litigation or arbitration related to any of our products;

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

•

disputes with our licensees relating to the use of our technology in, and marketing and sale of, products from which we received, or currently receive, manufacturing and/or royalty revenue and the amounts to be paid with respect to such products, including the dispute relating to our license agreement with Janssen described above;

•	exchange rate valuations and fluctuations;
•	U.S. and global political changes and/or instability, and any related changes in applicable laws and regulations, that may impact resources and markets for our products;
•	the impact that the ongoing COVID-19 pandemic may have on the manufacture and commercialization of our products; and
•	any other material adverse developments with respect to the commercialization of our products.

Revenues generated by sales of our products depend on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our or in patients’ financial obligation to payers could result in decreased sales of our products and/or decreased revenues.

In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability of reimbursement from third-party payers such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), increases in our financial obligation to payers, including government payers, limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments, or deductible amounts, could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, when a new product is approved, the availability of government and private reimbursement for that product and coverage restrictions that may be imposed for such product, are uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for, or the prevalence and extent of other access barriers to, our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare, including by comparing the effectiveness, benefits and costs of similar treatments. Any adverse findings for our products from such comparisons may reduce the extent of reimbursement for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs, including but not limited to price control initiatives, discounts and other pricing-related actions. In November 2021, the U.S. House of Representatives passed the BBBA. The BBBA includes several provisions that may impact our business, including provisions that create an out-of-pocket cap for seniors, impose new manufacturer financial liability (including in Medicare Part D), allow the U.S. government to negotiate prices for some drugs covered under Medicare Part B and Part D, require inflation rebates to limit annual increases in drug prices in Medicare and private insurance, and repeal the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. While the BBBA has not yet been, and may not in its current form be, signed into law, such provisions, if enacted, could adversely impact our business and financial results.

Over the past several years, a number of states have enacted drug pricing transparency laws that require companies to report on drug price increases and justify how drug prices were set and we expect additional state drug pricing initiatives to be proposed and enacted in the future. In addition, state Medicaid programs are increasingly requesting that manufacturers pay supplemental rebates and requiring prior authorization by the state program for use of any drug. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

Furthermore, we may face uncertainties as a result of continued federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of PPACA, the outcome of existing litigation related to PPACA, and potential reforms and changes to government negotiation or regulation of drug pricing. PPACA significantly expanded coverage of mental health and substance use disorders and provided federal parity protections to such coverage benefits. If successful, such efforts and proposed legislation or other future federal or state legislative or administrative changes relating to healthcare reform and drug pricing could adversely affect our business and financial results.

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

In Europe and many other countries, government-sponsored healthcare systems are the primary payers for healthcare expenditures, including payment for drugs and biologics. We expect that countries may take actions to reduce expenditure on drugs and biologics, including mandatory price reductions, patient access restrictions, suspensions of price increases, increased mandatory discounts or rebates, preference for generic products, reduction in the amount of reimbursement and greater importation of drugs from lower-cost countries. Any such cost-control measures would likely reduce our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, the inability to secure adequate prices in a particular country may not only limit the marketing of products within that country, but may also adversely affect the ability to obtain acceptable prices in other markets.

Clinical trials for our products are expensive, may take several years to complete, and their outcomes are uncertain.

In order to obtain regulatory approvals for the commercial sale of any products, we or our licensees must demonstrate, through preclinical testing and clinical trials, that our products are safe and effective for use in humans. Designing, conducting and completing a clinical development program is often a lengthy, time-consuming and expensive process. We have incurred, and we will continue to incur, substantial expenses for preclinical testing, clinical trials and other activities related to our clinical development programs.

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

Preliminary, topline or interim data from our clinical trials that we may announce, publish or report from time to time may change as more patient data become available or based on subsequent audit and verification procedures, and may not be indicative of final data from such trials, data from future trials or real-world results.

From time to time, we may announce, publish or report preliminary, topline or interim data from our clinical trials, including those we are conducting in oncology. Such data are subject to the risk that one or more of the clinical outcomes may materially change as patients continue progressing through the study (for example, in oncology studies, a patient may progress from a complete or partial response to progressive disease), as patient enrollment continues and/or as more patient data become available, and such data may not be indicative of final data from such trials, data from future trials or real-world results. In addition, such data may remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary, topline or interim data disclosed. As a result, all preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse differences between preliminary, topline or interim data and final data could significantly harm our business, financial condition, cash flows and results of operations.

The FDA or other regulatory agencies may not agree with our regulatory approval strategies or components of our filings for our products and may not approve, or may delay approval of, our products.

We must obtain government approvals before marketing or selling our products. The FDA in the U.S., and comparable regulatory agencies in other jurisdictions, impose substantial and rigorous requirements for the development, manufacture and commercialization of medicines, the satisfaction of which can take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

In addition, regulation is not static, and regulatory agencies, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our plans for product development, manufacture and/or commercialization. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory agency does not ensure approval by regulatory agencies in other jurisdictions. In addition, the FDA or other regulatory agencies may choose not to communicate with or update us during clinical testing and regulatory review periods and the ultimate decision by the FDA or other regulatory agencies regarding drug approval may not be consistent with prior communications.

The product approval process can last many years, be very costly and still be unsuccessful. Regulatory approval by the FDA or other regulatory agencies can be delayed, limited or not granted at all for many reasons, including:

•	a product may not demonstrate safety and efficacy for each target indication in accordance with applicable regulatory agencies’ standards;
•	data from preclinical testing and clinical trials may be interpreted by applicable regulatory agencies in different ways than we or our licensees interpret it;
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

•	regulatory agencies may change their requirements for approval or post-approval marketing; and
•

adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated or placed on clinical hold, even if other studies or trials relating to the program are successful.

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products, including those relating to COVID-19 or other political or economic conditions, could cause delays to the regulatory approval process for our products. In June 2020, the FDA noted that it was continuing to ensure timely review of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, if a prolonged U.S. government shutdown occurs as a result of political or economic conditions or if the COVID-19 pandemic increases in severity or impact, the FDA’s ability to timely review and process regulatory submissions could be significantly impacted.

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

The FDA or other regulatory agencies may impose limitations or post-approval requirements on approvals for our products.

Even if regulatory approval to market a product is granted by the FDA or other regulatory agencies, the approved label for the product may not be consistent with our initial expectations or commercial plans. For example, the FDA or other regulatory agencies may impose limitations on the clinical data that may be included in the label for the product or the indicated uses for which, or the manner in which, the product may be marketed, or may impose additional post-approval requirements, such as a REMS, with which we would need to comply in order to maintain the approval of such product. Our business could be seriously harmed if we do not complete these post-approval requirements and, as a result, the FDA or other regulatory agencies require us to change the label for such product, or if such post-approval requirements significantly restrict the marketing, sale or use of such product.

Further, if a product for which we obtain regulatory approval is a controlled substance, it will not become commercially available until after the DEA provides its final schedule designation for the product, which may take longer and may be more restrictive than we expect or may change after its initial designation. In addition, a final designation that is more restrictive than we expect could adversely affect our ability to commercialize such product and could materially adversely affect our business, financial condition, cash flows and results of operations.

In addition, legislation and regulatory policies relating to post-approval requirements and restrictions on promotional activities for pharmaceutical products, or FDA, DEA or other regulatory agency regulations, guidance or interpretations with respect to such legislation or regulatory policy, may change, which may impact the development and commercialization of our products.

We are subject to risks related to the manufacture of our products.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We have in the past, and may in the future, face unanticipated interruptions or delays in manufacturing through our internal or external supply chain and resources. Such disruptions can occur for many reasons, including, but not limited to, the supply and quality of API, drug product and other product components and any potential shortages of such materials; regulatory actions; failures relating to materials, manufacturing equipment or processes, quality deviations or safety issues, vendor error, operator error, labor shortages or disputes, utility or transportation disruptions, or physical or electronic security breaches; site-specific incidents (such as fires), environmental incidents, natural disasters and other severe weather events, including those that may occur as a result of climate change , or global disruptions such as the current global pandemic; and many other factors.

Any such problems with manufacturing processes, whether at our facilities or those of our licensees or other third parties that manufacture or package products or components of products on our behalf, could result in product defects or shortages, manufacturing failures or products not being manufactured to their applicable specifications, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to receive regulatory approval for a product, commercially launch a product, expand into new markets or supply products in existing markets. We may not be able to resolve any such issues in a timely manner, or at all, which could result in declines in sales and reputational damage as well as significant remediation costs to address any issues that arise.

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI and on our manufacturing facility in Athlone, Ireland for the manufacture of AMPYRA, FAMPYRA, VUMERITY, other products using our NanoCrystal or OCR technologies and certain of our other products in development. Due to regulatory and technical requirements, we have limited ability to shift production among our facilities or to outsource any portions of our manufacturing to third parties in the event of an interruption in manufacturing or demand for manufacturing that exceeds our capacity at the applicable facility. Any need to shift production among our facilities or transition our manufacturing processes, or portions thereof, to a third party, whether due to an interruption in our manufacturing or to demand for a product that exceeds our manufacturing capacity, could take a significant amount of time and money, may not be successful, and could cause significant delay in our ability to supply product.

Any interruption in supply, whether resulting from issues with equipment, materials, personnel, manufacturing processes, or internal or external quality audits or reviews, could result in delays in meeting our contractual obligations and could damage our relationships with our licensees, including the loss of manufacturing and supply rights and/or revenues.

Our manufacturing facilities also require specialized personnel and are expensive to operate and maintain. Any interruption in manufacturing, delay in a regulatory approval or commercial launch, or recall or suspension of sales of products manufactured in our facilities, may cause operating losses as we continue to operate these facilities and retain the required specialized personnel. In addition, any significant personnel shortages at our manufacturing facilities, whether temporary or prolonged, including shortages resulting from impacts of the COVID-19 pandemic and related mandates, testing protocols or restrictions, or shortages related to the labor market more broadly, may cause significant interruptions to our manufacturing facilities and to our supply of products.

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

We rely on third parties for the timely supply of goods and services that play a role in our manufacturing activities, including, among others, specified raw materials, equipment, contract manufacturing, formulation and packaging services, storage and product distribution services, customer service activities and product returns processing, and some of these goods and services for our products are currently only available from a single source or a limited number of qualified sources. Although we actively manage these third-party relationships to ensure continuity, quality and compliance with applicable regulations, events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could materially adversely affect our business, financial condition, cash flows and results of operations.

The manufacture of products and product components, including the procurement of bulk drug product and other materials used in the manufacture, packaging, storage and distribution of our products, requires successful coordination among us and multiple third-party providers. Lack of capacity available at such third-party providers or any other issues with the quality or operations of these third-party providers, including any issues related to regulatory permits, audits or requirements, could require us to delay shipment of saleable products, recall products previously shipped or impair our ability to supply products at all.

We endeavor to qualify and register new vendors and to develop contingency plans so that production is not materially impacted by third-party provider issues. Nonetheless, any such third-party provider issues could increase our costs, cause us to lose revenue or market share and damage our reputation, and may have a material adverse effect on our business, financial condition, cash flows and results of operations.

In addition, we rely heavily on the three largest pharmaceutical wholesalers in the U.S. market—Cardinal Health Inc., AmerisourceBergen Corp. and McKesson Corp—in the distribution of the products that we market and sell in the U.S. If we are unable to maintain our business relationships with these wholesalers on commercially acceptable terms, if the buying patterns of these wholesalers fluctuate due to seasonality or any other reason or if wholesaler buying decisions or other factors outside of our control change, our business, financial condition, cash flows and results of operations could be materially adversely affected.

If we or our third-party providers fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales and/or revenues.

We and the third-party providers that play a role in our manufacturing activities are generally required to comply with cGMP regulations and other applicable non-U.S. standards in the manufacture of our products or components of our products. In addition, in the U.S., the DEA and state-level agencies heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of substances, including controlled substances. If any of our products or components of our products are scheduled by the DEA as controlled substances, we would be subject to such DEA regulations. We and our third-party providers are subject to unannounced inspections by the FDA, the DEA and comparable U.S. state and non-U.S. agencies in other jurisdictions to confirm compliance with all applicable laws. Any changes to our suppliers or modifications of methods of manufacturing require submission of amendments to our NDAs or other marketing applications to the FDA or other applicable regulatory agencies, and ultimate acceptance by such agencies of such amendments, prior to release of product to the applicable marketplace. Our inability or the inability of our third-party providers to demonstrate ongoing compliance with cGMP or other regulatory requirements could require us to withdraw or recall products and interrupt clinical and commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or operations or the facilities or operations of third-party providers to pass any regulatory agency inspection could significantly impair our ability to develop, obtain and maintain regulatory approval of, and commercialize or supply, products. This could increase our costs, cause us to lose revenue or market share and damage our reputation with our collaboration partners or in the market generally.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the U.S., and served to increase the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, for each facility where marketed products for certain serious diseases or conditions are manufactured, or where components of such products are manufactured, we are required to have a risk management plan in place that identifies and evaluates risks to the supply of such products or product components, which plans may be subject to review during any FDA inspection. Each of our facilities operates in accordance with a comprehensive quality management system, which includes risk assessment, preventive actions and regular review of inventory levels for each of the marketed products that we manufacture; however, there is no guarantee that the FDA will consider our risk management program to be sufficient upon inspection or that we will not experience shortages in the supply of marketed products that we manufacture, which could materially adversely affect the patients who rely on such marketed products and our business, financial condition, cash flows and results of operations. The FDA and various regulatory agencies outside the U.S. have inspected and approved our commercial manufacturing facilities. However, we cannot guarantee that the FDA or any other regulatory agencies will approve any other facility that we or our third-party providers may operate or, once approved, that any of these facilities will remain in compliance with cGMP and other regulations. Any third party we use to manufacture bulk drug product for use in the U.S. must be licensed by the FDA and, for controlled substances, the DEA. Failure by us or our third-party providers to gain or maintain regulatory compliance with and approvals from the FDA or other regulatory agencies could materially adversely affect our business, financial condition, cash flows and results of operations.

Adverse market conditions may exacerbate certain risks inherent to our business, including risk of payment from licensees and customers and reimbursement for our products.

Adverse market conditions may cause disruptions or delays to our business or to the businesses of third parties from whom we receive revenues, or reductions in the availability or extent of reimbursement available to us. For example, we depend on our licensees and customers for substantial portions of our revenue, and the contracts with our licensees and customers pursuant to which we supply product, or under which we are eligible for certain development or sales milestones or royalties related to products that incorporate our proprietary technologies, may not be secured by collateral or other security. Accordingly, we bear the risk that our licensees may not be able to pay amounts due to us under such contracts.

In addition, as a result of adverse market conditions, organizations that provide reimbursement for use of our products, such as government health administration authorities and private health insurers, may be unable to satisfy such reimbursement obligations or may delay payment. In addition, U.S. federal and state health authorities may reduce the extent of their reimbursements (including Medicare and Medicaid reimbursements in the U.S.) or payments, and private insurers may increase their scrutiny of claims. If such licensees or other third parties are unable or unwilling to pay amounts owed to us or satisfy their commitments to us, or if there are reductions to such payments or commitments, our business, financial condition, cash flows and results of operations may be materially adversely affected.

Our success largely depends upon our ability to attract, recognize and retain key personnel.

Our ability to compete and succeed in the highly competitive biopharmaceutical industry and in the disease states in which we market and sell products depends largely upon our ability to attract, recognize and retain highly skilled technical, scientific, manufacturing, management, regulatory, compliance and selling and marketing personnel. Each of our executive officers and all of our employees are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. We face intense competition for employees, due, among many factors, to the geographic locations in which we operate and the competitive benefits and compensation practices in our industry, and in recent years, new competition as employees are increasingly able to work remotely. Government vaccine or masking mandates, testing protocols, or other restrictions that apply to us may have an impact on employee performance, retention and recruitment, particularly for those employees who perform essential tasks in our laboratories and manufacturing facilities and cannot perform their jobs remotely. The loss of key personnel due to any of these factors or our inability to hire and retain personnel who have technical, scientific, manufacturing, management, regulatory, compliance or commercial backgrounds could materially adversely impact our business, including the achievement of our manufacturing, research and development, commercial, financial and other operational and strategic business objectives.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used as a means of corporate communications and for purposes of social networking and commentary. We are increasingly using social media tools to communicate certain information about our business, our employees, our company values and corporate responsibility initiatives, to support disease state education in our areas of focus, and to provide information about our products or development programs. Despite our efforts to monitor evolving social media guidance and to comply with applicable rules, regulations and regulatory guidance relating to social media, such practices are evolving and not always clear. There is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements and could result in regulatory actions or legal claims against us related to off-label marketing or other prohibited activities. In addition, our employees may knowingly or inadvertently engage on social media in ways that may not comply with our social media policy or other legal, contractual or regulatory requirements, which may give rise to liability, lead to the loss of trade secrets and other intellectual property, or result in public disclosure of personal information of our employees, clinical trial patients, customers, and others. In addition, negative or inaccurate posts or comments about us or our products on any social media platforms could damage our reputation, brand image and goodwill. If such disclosures were to occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend the Company or the public’s legitimate interests due to restrictions on what we may say about our products or our business. Any of these events, if they were to occur, could cause us to incur liability, face overly restrictive regulatory actions or suffer reputational or other harm to our business

Risks Related to Intellectual Property

Patent and other IP protection for our products is key to our business and our competitive position but is uncertain.

Receiving and maintaining patent and/or trademark protection for our products and technologies, including those that are subject to our licensing arrangements, maintaining our trade secrets, not infringing the proprietary rights of others, and preventing others from infringing our proprietary rights are each key to our success and our competitive position.

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

There is considerable uncertainty within the biopharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope, validity and enforceability of patents which may be granted to third parties in the future or which patents third parties may assert are infringed by the manufacture, use or sale of our products.

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

In addition, we may need to enforce our IP rights against third parties who infringe our patents and other IP or challenge our patents, patent applications or trademark applications. Litigation and trial proceedings, such as so-called Paragraph IV litigation and IPRs, concerning patents and other IP rights may be expensive, protracted and distracting to management, with no certainty of success. As a result, we may at times give up certain rights with respect to our IP in order to avoid or resolve timely and costly IP litigation or IPR proceedings. For example, in July 2019, in order to resolve an IPR instituted by Amneal with the PTAB, we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. Ultimately, the outcome of such litigation and proceedings, or any settlement arrangement with respect thereto, could adversely affect our business and the validity and scope of our patents or other proprietary rights or delay or prevent us from manufacturing and marketing our products.

We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.

In the U.S., generic manufacturers of innovator drug products may file ANDAs and, in connection with such filings, certify that their products do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known in the U.S. as “Paragraph IV” litigation.

For example, Teva entities filed an ANDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of VIVITROL and alleging that one of our Orange-Book patents related to VIVITROL is invalid, unenforceable and/or will not be infringed by Teva’s proposed product. In September 2020, we initiated a Paragraph IV lawsuit against Teva to dispute such claims.

Although we intend to vigorously defend our IP rights, and we expect our licensees to do the same, there can be no assurance that we or our licensees will prevail. Our and our licensees’ existing patents could be invalidated, found unenforceable or found not to cover generic forms of our or our licensees’ products. If Teva or other ANDA filers were to receive FDA approval to sell generic versions of our products or the products from which we receive revenue and/or prevail in any patent litigation with respect to such products, such products would become subject to increased competition, and our business, financial condition, cash flows and results of operations could be materially adversely affected.

Risks Related to Regulatory or Legal Matters

Litigation or arbitration filed against Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.

We are, and may in the future become, involved in various legal proceedings, including those asserting violations of securities and/or fraud and abuse laws and those asserting claims related to product liability, intellectual property and/or contractual arrangements. Such proceedings may include claims for, or the possibility of, damages or fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties. Such legal proceedings and the preparation therefor may result in substantial costs to us and diversion of management’s attention and resources, which in turn could harm our business. Moreover, if any of such legal proceedings were to result in an adverse outcome, such outcome could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We have been, and may continue to be, the subject of certain government inquiries or requests for documentation. For example, we have received a subpoena and civil investigative demands from U.S. state and federal authorities for documents related to VIVITROL. We are cooperating with the government in each instance. If, as a result of government requests, proceedings are initiated, including under the U.S. federal anti-kickback statute and False Claims Act and state False Claims Acts or other laws, and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from U.S. federal funded healthcare programs such as Medicare and Medicaid, and may be required to enter into a corporate integrity or other settlement with the government, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct. In addition, if any of our existing business practices, including those of our sales force, are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We have been, and may again be, the subject of citizen petitions that request that the FDA refuse to approve, delay approval of, or impose additional approval requirements on our NDAs. If successful, such petitions can significantly delay, or even prevent, the approval of the NDA in question. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition, or may impose additional approval requirements as a result of such petition. These outcomes and others could adversely affect our share price as well as our ability to generate revenues from the commercialization and sale of our products and products using our proprietary technologies.

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

If there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could face costs, penalties and business losses.

Our activities, and the activities of our licensees and third-party providers, are subject to extensive government regulation. Government regulation by various national, state and local agencies includes detailed inspections of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices. Achieving compliance with these regulations substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. Government regulatory actions, including audits, records requests and inspections of manufacturing facilities, can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the manufacture and sale of products, and other regulatory enforcement actions, including the levying of civil fines or criminal penalties, the issuance of a warning letter, or the imposition of an injunction. Biopharmaceutical companies also have been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations and violations related to environmental matters.

While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable laws, regulations or interpretations of the applicability of these laws to our products, operations and marketing practices. If we or our agents fail to comply with any of those laws, regulations or interpretations, a range of actions could result, including the suspension or termination of clinical trials, the failure to approve a product, restrictions on sales of our products or our manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, access to healthcare, environmental issues or product pricing and marketing, could also adversely affect our revenues, our public reputation or our potential to be profitable. For example, the costs of prescription pharmaceuticals in the U.S. have been the subject of considerable discussion in the U.S. and the government may seek to address such costs through new legislative and/or administrative measures. Such changes in laws, regulations or decisions or in the interpretation of existing laws, regulations and decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business involves environmental, health and safety risks.

Our business involves the use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of these laws and regulations, we could be liable for any contamination at our current or former properties or third-party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third-party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations are significant. We have developed and implemented a proprietary risk mitigation program to preemptively identify and address environmental, health, safety and security risks; however, there can be no assurance that a violation of current or future environmental, health or safety laws or regulations will not occur. Any violations, even if inadvertent or accidental, or the cost of compliance with any resulting order, fine or liability that may be imposed, could materially adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to our Financial Condition and Tax Matters

We may not become profitable on a sustained basis.

At December 31, 2021, our accumulated deficit was $1.5 billion, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through December 31, 2021, partially offset by net income over certain fiscal periods.

Our ability to achieve sustained profitability in the future will depend on our ability to grow and diversify our revenue and effectively and efficiently manage our costs. Factors that may impact our future revenue, and in turn our future profitability, include our or our licensees’ (as applicable) ability to:

•

successfully commercialize VIVITROL, the ARISTADA product family, LYBALVI, VUMERITY, RISPERDAL CONSTA, the long-acting INVEGA products, FAMPYRA and any other marketed products for which we earn revenue in the countries in which such products are approved;

•	successfully develop, and obtain and maintain regulatory approval for, products both in the U.S. and in other countries;
•	successfully manufacture our products and third-party products efficiently and in a cost-effective manner;
•	obtain adequate reimbursement coverage for our products and third-party products from insurance companies, government programs and other third-party payers;
•	achieve certain product development and sales milestones under our collaborative arrangements; and
•	resolve favorably any commercial disputes that may arise in respect of collaborative arrangements from which we receive revenues.

Factors that may impact our future spend, and in turn our future profitability, include:

•

the scope of our research and development activities, including the number of products, indications or new technologies that we may pursue, and our ability to share development costs through potential collaborations;

•	the time and expense required to pursue FDA and/or other regulatory approvals for our products;
•	the time and expense required to prosecute, enforce, defend and/or challenge patent and other IP rights;
•	the costs of operating and maintaining our manufacturing and research facilities;
•	the costs of doing business with third-party vendors, including suppliers, manufacturers, packagers and distributors;
•	the cost of possible licenses or acquisitions of technologies, compounds or product rights or the potential acquisition of other assets, including equipment, facilities or businesses;
•	the costs related to potential litigation, arbitration or other legal proceedings or government requests for information;
•	the costs of defending against potential or actual proxy contests or other activist shareholder actions; and
•	the costs associated with recruiting, compensating and retaining a highly skilled workforce in an environment where competition for such employees is intense.

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

At December 31, 2021, we had $74.0 million of amortizable intangible assets and $92.9 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite‑lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Changes in tax rules and regulations, or interpretations thereof, may adversely affect our financial condition.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct R&D expenses in the year incurred and instead requires taxpayers to capitalize, and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. As such, we expect a material decrease in cash flows provided from operations and a material increase in our net deferred tax assets over these amortization periods.  The actual impact of this change will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S.

Unless the U.S. Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our R&D expenses or the provision is deferred, modified or repealed by the U.S. Congress, there will be a material increase in our U.S. income tax liability over these amortization periods.

Our deferred tax assets may not be realized.

As of December 31, 2021, we had $81.8 million of net deferred tax assets in the U.S. Included in this amount was approximately $1.7 million of U.S. federal net operating loss (“NOL”) carryforwards and $38.5 million of research and development tax credit carryforwards that can be used to reduce U.S. taxable income or offset federal tax in future periods. These carryforwards will expire within the next twenty years. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from unforeseen operating events, an enlarged foreign derived intangible income deduction due to the capitalization of R&D expenses, or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock units. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the valuation allowance is recognized and materially adversely affect our business, financial condition and results of operations.

Furthermore, we have included within our U.S. net deferred tax assets of $81.8 million an amount of $36.1 million relating to employee share-based compensation expense. It is possible that a material portion of this deferred tax asset will not be realized, especially if the price of our ordinary shares remains at its current level (refer to “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of the price of our ordinary shares). Unless the price of our ordinary shares increases, we will incur a deferred tax expense as our U.S.-based employees exercise or forfeit their stock options and their restricted stock unit awards vest. This could materially increase our tax expense and may materially adversely affect our financial condition and results of operations.

The business combination in 2011 of Alkermes, Inc. and the drug technology business (“EDT”) of Elan Corporation, plc may limit our ability to use our tax attributes to offset taxable income, if any, generated from such business combination.

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

In March 2021, we amended and refinanced our existing term loan (the “2023 Term Loans”), in order to, among other things, provide for a new class of replacement term loans equal to $300.0 million; extend the due date of the loan from March 26, 2023 to March 12, 2026; amend the interest payable from LIBOR plus 2.25% with no LIBOR floor to LIBOR plus 2.50% with a LIBOR floor of 0.5%; and increase covenant flexibility (such refinancing, the “Term Loan Refinancing” and the 2023 Term Loans as so amended and refinanced the “2026 Term Loans”). The 2026 Term Loans were also amended to include customary Alternative Reference Rates Committee (“ARRC”) hardwired benchmark replacement language. As of December 31, 2021, our borrowings consisted of $295.8 million outstanding under the 2026 Term Loans.

The 2026 Term Loans are secured by a first priority lien on substantially all of the combined company assets and properties of Alkermes plc and most of its subsidiaries, which serve as guarantors. The agreements governing the 2026 Term Loans include a number of restrictive covenants that, among other things, and subject to certain exceptions and baskets, impose operating and financial restrictions on us.

Our failure to comply with these restrictions or to make these payments could lead to an event of default that could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to ensure our ability to make our debt payments or to remedy any such default. In the event of an acceleration of this indebtedness, we may not have, or be able to obtain, sufficient funds to make any accelerated payments.

Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.

In 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR after 2023. Currently, it is anticipated that LIBOR will be completely phased out by June 30, 2023. The U.S. Federal Reserve, in conjunction with the ARRC, a steering committee comprised of large U.S. financial institutions, has proposed a new index calculated by short term repurchase agreements, backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a paced market transition plan to SOFR. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. The 2026 Term Loans contain customary ARRC hardwired benchmark replacement language to transition from LIBOR to SOFR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates, liquidity, or our access to funding required to operate our business.

Our business strategy may involve future transactions which may harm the market price of our ordinary shares or require us to seek additional funds, and such funding may not be available on commercially favorable terms or at all and may cause dilution to our existing shareholders.

In order to achieve our business strategy, we regularly review potential transactions related to technologies, products or product rights, and businesses that are complementary to our business, including mergers and acquisitions, licenses and collaborations, and development and supply, commercialization or co-promotion arrangements, among others. We may choose to enter into one or more of these or other transactions at any time, which may cause substantial fluctuations in the market price of our ordinary shares. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also materially adversely affect our results of operations and could harm the market price of our ordinary shares.

In order to finance such transactions, we may require additional funds, and we may seek such funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, monetization of royalty streams or other financing methods or structures. The source, timing and availability of any financings will depend on global economic conditions, credit and financial market conditions, interest rates and other factors. If we issue additional equity securities or securities convertible into equity securities, our shareholders will suffer dilution of their investment, and it may adversely affect the market price of our ordinary shares. In addition, under Irish law, the directors of an Irish public limited company must have specific authority, as approved by the company’s shareholders, to allot and issue any ordinary shares (other than pursuant to employee equity plans) and, if such directors desire to allot and issue ordinary shares for cash, such shares must first be offered on the same or more favorable terms to the company’s existing shareholders on a pro-rata basis, unless this statutory pre-emption right is disapplied by approval of the company’s shareholders. In May 2017, our shareholders authorized our Board to issue ordinary shares up to our maximum authorized but unissued share capital and to issue such ordinary shares for cash on a non-pre-emptive basis; however, in accordance with Irish law, these share issuance authorities may only be granted for a maximum of five years, at which point they lapse unless renewed by our shareholders. If we are unable to obtain renewal of these existing share issuance authorities from our shareholders, or are otherwise limited by the terms of new share issuance authorities approved by our shareholders, our ability to use our authorized but unissued share capital to effect or to fund acquisition or other transaction opportunities, or to otherwise raise capital, could be adversely affected.

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

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in the trading price of our ordinary shares. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by Nasdaq or the SEC or other regulatory authorities.

Risks Related to our Ordinary Shares

The market price for our ordinary shares has been volatile and may continue to be volatile in the future, and could decline significantly.

The market price for our ordinary shares has fluctuated significantly from time to time. During the year ended December 31, 2021, the closing price of our ordinary shares on the Nasdaq Global Select Market ranged from $18.21 to $32.13 per share. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and industry factors, our results of operations, our ability to maintain and increase sales of our products, the success of our key development programs, our ability to achieve profitability, and other factors, including the risk factors described in this Annual Report. The stock market in general, including the market for biopharmaceutical companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies, and potential legislation to regulate drug pricing, has negatively impacted, and may continue to negatively impact, the market for biopharmaceutical companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance. We have also experienced significant volatility in the market price of our ordinary shares based on our business performance, including in relation to our commercial sales and the financial guidance that we issue for such sales, results from our clinical development programs, and events relating to regulatory actions and interactions related to our product candidates and commercial products. For example, a series of adverse actions by the FDA in 2018 relating to our NDA for ALKS 5461, our investigational product for the treatment of major depressive disorder, caused the market price of our ordinary shares to decline significantly.

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

In late 2020 and early 2021, we engaged in extensive dialogues with two distinct activist shareholders, resulting in our entry into an agreement with each activist in which we agreed on certain matters relating to our Board and, in the case of one of the agreements, affirmed our commitment to, and plans for, meeting financial profitability targets over a multi-year period. These discussions resulted in the expenditure of significant time and energy by management and our Board and required dedication by the Company of significant resources. We have undertaken, and will continue to implement, several initiatives in order to drive profitability and value creation for our shareholders, but there is no assurance that we will achieve such objectives, or that such achievement and the measures we have taken and will continue to take will decrease the likelihood of activist shareholder engagement in the future. In addition, in January 2022, we received notice from one of these shareholders of its intent to nominate two directors to our Board at our 2022 annual general meeting of shareholders. We have engaged, and plan to continue to engage, with this shareholder in respect of these nominations.

If faced with a proxy contest or other shareholder action or request, we may not be able or willing to respond successfully to the contest, action, or request, which could be significantly disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist shareholder action or request involving us because:

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

Risks Related to Information Security and Data Privacy

Information security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including IP, our proprietary business information and that of our suppliers and partners, as well as personally identifiable information of patients, clinical trial participants and employees. In addition, the COVID-19 pandemic has required us to implement, and to adapt over time, global remote work flexibility for certain of our employees who are able to work remotely. Our partners and third-party providers also possess certain of our sensitive data. The secure maintenance of all such information and the secure performance of our information technology (“IT”) systems are critical to our operations and business strategy.

As the dependency on our IT systems increases, the confidentiality, integrity and availability of systems and the data that they store is critical to managing our business. While we take prudent measures to secure our IT systems, the risk still exists that such systems may become compromised by successful breaches, malfeasance, human error or technological fault. Certain types of attacks or breaches on our IT systems or infrastructure may go undetected for a prolonged period. Although to our knowledge we have not experienced any material incident or interruption to date, any breakdown, invasion, corruption, destruction or breach of our, our partners’ or our third-party providers’ technology systems could compromise such IT systems and the information stored there could be accessed, modified, publicly disclosed, lost or stolen, which could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, demands for ransom or other forms of blackmail, disruptions to our development programs or commercial operations, damage to our reputation and adverse effects on our business. We retain cybersecurity insurance to cover costs and expenses related to a breach or similar event; however, there is no guarantee that such costs and expenses would not exceed the insurance that we retain.

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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, the GDPR governs the processing of personal data. The GDPR imposes significant obligations on controllers and processors of personal data, including, high standards for obtaining consent from individuals to process their personal data, robust notification requirements to individuals about the processing of their personal data, a strong individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and stringent requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations in order to introduce further conditions, including limitations, with regard to the processing of genetic, biometric or health data.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 14,600 square feet of corporate office space in Dublin, Ireland, which houses our corporate headquarters. This lease expires in 2023 and includes a tenant option to extend the term for an additional four-year period.

We lease two properties in Waltham, Massachusetts. One facility has approximately 180,000 square feet of space and houses corporate offices, administrative areas and laboratories. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period. The second property has approximately 231,000 square feet of office space and laboratory space. This lease, which commenced in January 2020 (the “900 Winter Street Lease”), expires in 2035 and includes a tenant option to extend the term for an additional ten-year period.

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

We believe that our current facilities are suitable and adequate for our current and near‑term preclinical, clinical and commercial requirements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “ALKS.” There were 105 shareholders of record of our ordinary shares on February 7, 2022. In addition, the last reported sale price of our ordinary shares as reported on the Nasdaq Global Select Market on February 7, 2022 was $23.55.

Dividends

No dividends have been paid on our ordinary shares to date, and we do not expect to pay cash dividends thereon in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant.

Repurchase of equity securities

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the year ended December 31, 2021. As of December 31, 2021, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million. The 2026 Term Loans include restrictive covenants that impose certain limitations on our ability to repurchase our ordinary shares.

During the three months ended December 31, 2021, we acquired 100,257 of our ordinary shares, at an average price of $29.30 per share related to the vesting of employee equity awards to satisfy withholding tax obligations.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 10, 2022, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

The statements do not constitute tax advice and are intended only as a general guide. Furthermore, this information applies only to our ordinary shares held as capital assets and does not apply to all categories of shareholders, such as dealers in securities, trustees, insurance companies, collective investment schemes and shareholders who acquire, or who are deemed to acquire, their ordinary shares by virtue of an office or employment. This summary is not exhaustive and shareholders should consult their own tax advisers as to the tax consequences in Ireland, or other relevant jurisdictions where we operate, including the acquisition, ownership and disposition of ordinary shares.

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

Income tax on dividends

Irish income tax, if any, may arise in respect of dividends paid by us. However, a shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT, generally has no liability for Irish income tax or to the universal social charge on a dividend from us, unless he or she holds his or her ordinary shares through a branch or agency in Ireland which carries out a trade on his or her behalf.

Irish tax on capital gains

A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold our ordinary shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency, should not be within the scope of the charge to Irish tax on capital gains on a disposal of our ordinary shares.

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

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2016 through December 31, 2021 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2016 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Alkermes	100	98	53	37	36	42
Nasdaq Composite Total Return	100	130	126	172	250	305
Nasdaq Biotechnology Index	100	122	111	139	175	175

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F‑1 of this Annual Report. The following discussion contains forward‑looking statements. Actual results may differ significantly from those projected in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward‑looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report. A detailed discussion of our 2019 financial condition and results of operations, and of 2020 year-over-year changes as compared to 2019, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 11, 2021.

Overview

We have a portfolio of proprietary products that we manufacture, market and sell in the U.S. —VIVITROL, ARISTADA, ARISTADA INITIO and most recently, LYBALVI, which we launched commercially in October 2021. We also earn manufacturing and/or royalty revenues on net sales of products commercialized by our licensees, the most significant of which in 2021 were the long-acting INVEGA products and VUMERITY. We expect VIVITROL, ARISTADA, ARISTADA INITIO, LYBALVI and VUMERITY to generate significant revenues for us in the near‑ and medium‑term as we believe these products are singular or competitively advantaged products in their classes.

In 2021, we incurred an operating loss of $29.3 million, as compared to $112.4 million in 2020. The decrease in the operating loss was primarily due to an increase in revenues of $135.0 million, partially offset by an increase in expenses of $51.9 million. These items are discussed in further detail within the “Results of Operations” section below.

In November 2021, we received notice of the partial termination by Janssen of our license agreement in respect of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, which termination is expected to impact know-how royalties related to sales of INVEGA SUSTENNA,  INVEGA TRINZA and INVEGA HAFYERA in the U.S. beginning in February 2022. In 2021, we recognized $192.2 million in royalty revenue related to net sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. For more information about our agreement with Janssen in respect of the long-acting INVEGA products, see “Collaborative Arrangements—Janssen” in “Item 1—Business” in this Annual Report. For information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

COVID-19 Update

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued and implemented quarantines, vaccine and masking mandates, restrictive executive orders and other similar government orders, restrictions, and recommendations for their residents to help control the spread of COVID-19, and may continue to do so while the pandemic persists. Such orders, mandates, restrictions and/or recommendations, and/or the perception that additional orders, mandates, restrictions or recommendations could occur, have, at times during the pandemic, resulted in widespread interruptions and closures of businesses, including healthcare systems that serve people living with addiction and serious mental illness, work stoppages, slowdowns and/or delays, remote work policies and travel restrictions, among other effects.

We continue to closely monitor and respond to the ongoing impact of COVID-19 on our employees, our communities and our business operations, and have adopted, and adapted as needed, a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, at the start of the pandemic, we instituted a global remote work policy for those of our employees who were able to work remotely. At the same time, we worked to continue our critical business functions, including operation of our manufacturing facilities and our laboratories, and continued to conduct our discovery efforts and supply our medicines. For those of our employees who continued to work on-site in our laboratories and manufacturing facilities, we instituted additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment, implementation of a daily health screening application and physical distancing practices. We provided employees with COVID-19 vaccine information and sponsored vaccine clinics in Massachusetts and Ohio for our employees and their families. We also took actions to support people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder to help facilitate their access to information, resources and medicines that may assist in their treatment.

Certain of our field-based employees have resumed in-person interactions, and certain of our office-based employees have returned to the office, in each case on a voluntary basis and in accordance with location-specific guidance. We are planning for a larger-scale return to the office and have developed flexible work arrangement guidelines to help balance business needs, employee health, wellbeing and safety and the evolving work environment. We will continue to monitor guidance from local health authorities as we increase in-person interactions.

A number of the marketed products from which we derive revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, travel restrictions, quarantine, testing and/or vaccine mandates and other protocol, labor shortages, and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees during the pandemic and may continue to be adversely impacted while the pandemic persists.

The COVID-19 pandemic has caused, and we expect may continue to cause, varying degrees of disruption to our employees and our business operations. While we have continued to operate our manufacturing facilities and supply our medicines without interruption throughout the pandemic, we have at times during the pandemic experienced labor or supply chain disruptions at our manufacturing facilities, and may continue to experience such disruptions while the pandemic persists. In addition, while we have continued to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on our financial condition and operating results may differ from our current projections. These uncertainties include, among other things, the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto, which are highly uncertain and cannot be predicted as of the date of this Annual Report and which may include, among other things, governmental, business or other actions that have been, are being, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions, including the imposition of vaccine and masking mandates and/or mandatory testing policies; impacts of the pandemic and of imposition of such mandates and protocols in response to the pandemic on our employees, including with regard to their health, safety, wellbeing and job performance, on the labor market more broadly and on our ability to attract and retain employees; impacts of the pandemic on the vendors or distribution channels in our supply chain and on our ability to continue to manufacture our products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder; impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines; impacts of the pandemic on reimbursement for our products, including our Medicaid rebate liability, and for services related to the use of our products; and impacts of the pandemic on the Irish, U.S. and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

Results of Operations

Product Sales, Net

Our product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA, ARISTADA INITIO, and following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In millions, except for % of Sales)	2021	% of Sales	2020	% of Sales
Product sales, gross	$1,315.1	100.0%	$1,136.2	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(331.9)	(25.2)%	(291.1)	(25.6)%
Chargebacks	(129.1)	(9.8)%	(100.0)	(8.8)%
Product discounts	(107.0)	(8.1)%	(88.2)	(7.8)%
Medicare Part D	(59.8)	(4.5)%	(56.6)	(5.0)%
Other	(59.9)	(4.6)%	(48.5)	(4.2)%
Total adjustments	(687.7)	(52.2)%	(584.4)	(51.4)%
Product sales, net	$627.4	47.8%	$551.8	48.6%

Our product sales, net for VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI in 2021 were $343.9 million, $275.4 million, and $8.2 million, respectively, as compared to $310.7 million, $241.1 million and none in 2020, respectively.

VIVITROL product sales, gross, increased by 14% in 2021, as compared to 2020, primarily due to a 10% increase in the number of VIVITROL units sold due, in part, to a reduction in COVID-19-related disruptions that began in the second quarter of 2020 and a 2% increase in the selling price of VIVITROL that went into effect in April 2021. ARISTADA and ARISTADA INITIO product sales, gross, increased by 15% in 2021, as compared to 2020, primarily due to an 11% increase in the number of ARISTADA and ARISTADA INITIO units sold and a 3% increase in the selling price of ARISTADA and ARISTADA INITIO that went into effect in April 2021.

A number of companies are working to develop products to treat addiction, including alcohol and opioid dependence, that may compete with, and negatively impact, future sales of VIVITROL. Increased competition may lead to reduced unit sales of VIVITROL and increased pricing pressure. The latest to expire of our patents covering VIVITROL in the U.S. will expire in 2029 and the latest to expire of our patents covering VIVITROL in Europe expired in 2021. Under the terms of a settlement and license agreement, we granted Amneal a license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. We are currently engaged in Paragraph IV litigation with certain Teva entities in respect of the last to expire patent covering VIVITROL in the U.S. For a discussion of these legal proceedings, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information regarding the risks relating to these legal proceedings, see “Risks Related to our Intellectual Property—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers”. A number of companies currently market and/or are developing products to treat schizophrenia and/or bipolar I disorder that may compete with and negatively impact future sales of ARISTADA, ARISTADA INITIO and LYBALVI. Increased competition may lead to reduced unit sales of ARISTADA, ARISTADA INITIO and LYBALVI and increased pricing pressure. The latest to expire of our patents covering ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. will expire in 2035, 2035 and 2032, respectively; and, as such, we do not anticipate any generic versions of these products to enter the market in the near term. We expect our product sales, net will continue to grow as VIVITROL continues to penetrate the opioid and alcohol dependence markets in the U.S., as ARISTADA and ARISTADA INITIO continue to gain market share in the U.S., and as we continue the commercial launch of LYBALVI.

Manufacturing and Royalty Revenues

Manufacturing revenues for third-party products using our proprietary technologies are mostly recognized over time as products move through the manufacturing process, using an input method based on costs as a measure of progress. Manufacturing revenue from RISPERDAL CONSTA and VUMERITY are recognized at the point in time the product has been fully manufactured. Royalties earned on our licensees’ net sales of third-party products using our proprietary technologies are generally recognized in the period such products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In millions)	2021	2020	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$303.1	$274.2	$28.9
VUMERITY	87.4	22.5	64.9
RISPERDAL CONSTA	50.9	71.4	(20.5)
AMPYRA/FAMPYRA	47.9	47.9	—
Other	52.5	68.0	(15.5)
Manufacturing and royalty revenues	$541.8	$484.0	$57.8

Our agreements with Janssen related to the long-acting INVEGA products provide for tiered royalty payments, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country. The increase in royalty revenues from the long-acting INVEGA products was due to an increase in Janssen’s net sales of these products. Janssen’s net sales of the long-acting INVEGA products were $4.0 billion and $3.7 billion during the years ended December 31, 2021 and 2020, respectively. The latest of the patents subject to our license agreement with Janssen covering INVEGA SUSTENNA/XEPLION expires in 2030 in the U.S. and certain other countries and in 2022 in the EU. The latest of the licensed patents covering INVEGA TRINZA/TREVICTA expired in 2017 in the U.S. and will expire in 2022 in the EU. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031 and one that covers INVEGA TRINZA in the U.S. and expires in 2036.

We expect revenues from net sales of XEPLION, TREVICTA and BYANNLI to decrease over time. The amount and timing of revenues from sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA depend upon the outcome of our dispute with Janssen related to the basis for its partial termination of our license agreement in respect of these products. In November 2021, we received notice of the partial termination of our license agreement with Janssen in respect of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, which termination is expected to impact the know-how royalty related to sales of INVEGA SUSTENNA,  INVEGA TRINZA and INVEGA HAFYERA in the U.S. beginning in February 2022. For more information about the license agreement with Janssen in respect of the long-acting INVEGA products, see “Collaborative Arrangements—Janssen” in “Item 1—Business” in this Annual Report. For information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

In addition, each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to these legal proceedings, see “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We record manufacturing revenue, equal to 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA, at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of end-market net sales, in the period that the end-market sale of RISPERDAL CONSTA occurs. The decrease in RISPERDAL CONSTA revenue was due to a 29% decrease in manufacturing revenue and a 28% decrease in royalty revenue. The decrease in manufacturing revenue was primarily due to a 35% decrease in the number of units of RISPERDAL CONSTA manufactured for Janssen. The decrease in royalty revenue was due to a decline in Janssen’s end-market net sales of RISPERDAL CONSTA. Janssen’s end‑market net sales of RISPERDAL CONSTA were $592.0 million and $642.0 million during the years ended December 31, 2021 and 2020, respectively. We expect revenue from RISPERDAL CONSTA to decrease over time. The latest to expire patent covering RISPERDAL CONSTA expired in 2021 in the EU and will expire in 2023 in the U.S., and we are aware of potential generic competition for RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure. For a discussion of legal proceedings related to patents covering RISPERDAL CONSTA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We record manufacturing revenue for VUMERITY at cost plus 15% upon release for bulk batches of VUMERITY and upon shipment for packaged batches of VUMERITY. We record a 15% royalty on worldwide net sales of VUMERITY when the end-market sale of VUMERITY occurs. VUMERITY manufacturing revenue increased by 192%, which was primarily due to a 310% and 430% increase in the amount of bulk batches and packaged lots of VUMERITY, respectively, manufactured for Biogen. Royalty revenues increased by 350%, which was primarily due to an increase in end-market sales of VUMERITY. Net end-market sales of VUMERITY were $410.0 million in the year ended December 31, 2021, as compared to $64.0 million in the year ended December 31, 2020.

We record manufacturing revenue for FAMPYRA as the product is being manufactured and record royalty revenue when the end-market sale of FAMPYRA occurs. We record both manufacturing and royalty revenue for AMPYRA as the product is being manufactured, rather than when it is shipped to Acorda. FAMPYRA manufacturing and royalty revenues increased by 6% and 4%, respectively, primarily due to an increase in the amount of FAMPYRA manufactured and an increase in end-market sales. AMPYRA manufacturing and royalty revenues both decreased by 10% primarily due to a decrease in AMPYRA demand due to the entry of generic forms of AMPYRA into the U.S. market in 2018. We expect revenues from AMPYRA to continue to decline due to the availability of generic forms of AMPYRA in the U.S. The latest of the patents covering FAMPYRA expires in 2025 in the EU.

Certain of our manufacturing and royalty revenues are earned in countries outside of the U.S. and are denominated in currencies in which the product is sold. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for information on currency exchange rate risk related to our revenues and “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “Currency exchange rates may affect revenues and expenses” for risks related to currency exchange rates.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Year Ended December 31,		Change
(In millions)	2021	2020	2021 - 2020
Cost of goods manufactured and sold	$197.4	$178.3	$19.1

The increase in cost of goods manufactured and sold was primarily due to a 320% increase in VUMERITY cost of goods manufactured and a 24% increase in VIVITROL cost of goods manufactured and sold, partially offset by a decrease in RISPERDAL CONSTA cost of goods manufactured of 23%. The increase in VUMERITY cost of goods manufactured was due to increased manufacturing activity, as discussed above. The increase in VIVITROL cost of goods manufactured and sold was primarily due to an increase in the number of VIVITROL units sold, as discussed above. The decrease in cost of goods manufactured for RISPERDAL CONSTA was due to a decrease in end-market sales for this product, as discussed above.

Research and Development Expenses

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include fees for clinical and non-clinical activities performed by CROs, consulting fees, and costs related to laboratory services, the purchase of drug product materials and third-party manufacturing development activities. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, internal R&D expenses are not tracked by individual program as they can benefit multiple programs or our technologies in general.

The following table sets forth our external R&D expenses for the years ended December 31, 2021 and 2020 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Year Ended December 31,		Change
(In millions)	2021	2020	2021 - 2020
External R&D expenses:
Development programs:
nemvaleukin	$80.1	$74.6	$5.5
ALKS 1140	29.3	6.0	23.3
LYBALVI	26.0	35.3	(9.3)
Other external R&D expenses	65.7	66.6	(0.9)
Total external R&D expenses	201.1	182.5	18.6
Internal R&D expenses:
Employee-related	148.6	158.8	(10.2)
Occupancy	19.5	20.8	(1.3)
Depreciation	12.2	15.1	(2.9)
Other	25.1	17.4	7.7
Total internal R&D expenses	205.4	212.1	(6.7)
Research and development expenses	$406.5	$394.6	$11.9

These amounts are not necessarily predictive of future R&D expenses. In an effort to allocate our spending most effectively, we continually evaluate our products under development, based on the performance of such products in preclinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their future potential commercial viability, among other factors.

The increase in expenses related to nemvaleukin was primarily due to the advancement of the ARTISTRY development program for the product, including increased patient enrollment in ongoing clinical studies and the initiation of the ARTISTRY-6 and ARTISTRY-7 studies. For additional detail on the status of the ARTISTRY development program for nemvaleukin, see “Item 1—Business” in this Annual Report and specifically the section entitled “Key Development Program – nemvaleukin alfa”. The increase in expenses related to ALKS 1140, our novel CoREST-selective HDAC inhibitor candidate for the treatment of neurodegenerative and neurologic disorders, was primarily due to a $25.0 million development milestone payment made to the former shareholders of Rodin Therapeutics, Inc. (“Rodin”) in 2021 related to the submission of an IND or equivalent for ALKS 1140. The decrease in expenses related to LYBALVI was primarily due to the approval of the LYBALVI NDA by the FDA in May 2021 and its commercial launch in October 2021.

The decrease in employee-related expenses was primarily due to a decrease in R&D headcount of 7% from December 31, 2020 to December 31, 2021.

Selling, General and Administrative Expenses

	Year Ended December 31,		Change
(In millions)	2021	2020	2021 - 2020
Selling and marketing expense	$365.9	$338.5	$27.4
General and administrative expense	195.1	200.3	(5.2)
Selling, general and administrative expense	$561.0	$538.8	$22.2

The increase in selling and marketing expense was primarily due to a 22% increase in marketing expense and a 33% increase in professional service fees. The increases in both marketing expense and professional service fees were primarily related to commercial launch activities for LYBALVI, including increases in consumer promotional materials and product samples.

The decrease in general and administrative expense was primarily due to a 59% decrease in new product planning activities following the commercial launch of LYBALVI in October 2021 and a 29% decrease in IT related costs, primarily due to decreases in external software license costs and maintenance costs.

Amortization of Acquired Intangible Assets

	Year Ended December 31,
(In millions)	2021	2020	Change
Amortization of acquired intangible assets	$38.1	$39.5	$(1.4)

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2021 is expected to be approximately $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2022 through 2024, respectively.

Other (Expense) Income, Net

	Year Ended December 31,		Change
(In millions)	2021	2020	2021 - 2020
Interest income	$2.4	$7.0	$(4.6)
Interest expense	(11.2)	(8.7)	(2.5)
Change in the fair value of contingent consideration	(1.4)	3.9	(5.3)
Other income, net	0.2	13.7	(13.5)
Total other (expense) income, net	$(10.0)	$15.9	$(25.9)

The decrease in interest income was primarily due to a decrease in interest rates. Interest income consists of interest earned on our available-for-sale investments. The increase in interest expense was due to the Term Loan Refinancing completed in March 2021. The Term Loan Refinancing is discussed in greater detail in Note 11, Long-Term Debt in the “Notes to Consolidated Financial Statements” in this Annual Report.

In April 2015, we sold certain of our business assets to Recro Pharma, Inc. (“Recro”) and Recro Gainesville LLC, which included as part of the purchase price contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of our IP to which Recro was provided a right of use, through license or transfer (such products, the “Meloxicam Products”), and milestone payments to be paid upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products (such transaction, the “Gainesville Transaction”). In November 2019, Recro spun out its acute care segment to Baudax Bio, Inc. (“Baudax”) and assigned and/or transferred to Baudax Recro’s obligations to pay certain contingent consideration from the Gainesville Transaction. The change in the fair value of contingent consideration was primarily due to the approval of the NDA for ANJESO by the FDA in February 2020, which increased the probability of success in our valuation approach and increased the value of the contingent consideration. In the fourth quarter of 2020, following Baudax’s disclosure regarding its ability to continue as a going concern, we modified our valuation model to incorporate a greater risk of non-payment. The valuation approach used to determine the fair value of the contingent consideration is discussed in greater detail in Note 5, Fair Value, in the “Notes to Consolidated Financial Statements” in this Annual Report.

The decrease in other income, net was primarily due to $11.1 million of income in 2020 representing our proportional share of the proceeds from the sale of two companies within the Fountain Healthcare Partners II (“Fountain”) portfolio. The transactions were accounted for under the cumulative earnings approach whereby the return on investment of $8.3 million was recorded as a gain within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss and the return of investment of $2.8 million was recorded as a reduction in the net investment in Fountain. Our investment in Fountain is discussed in greater detail in Note 4, Investments, in the “Notes to Consolidated Financial Statements” in this Annual Report.

Income Tax Provision

	Year Ended December 31,
(In millions)	2021	2020	Change
Income tax provision	$8.9	$14.3	$(5.4)

The income tax provision in 2021 and 2020 were primarily due to U.S. federal and state taxes on income earned in the U.S. and the tax impact of employee equity activity. No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $452.0 million at December 31, 2021. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $45.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

As of December 31, 2021, the Company had $1.5 billion of Irish NOL carryforwards, $17.1 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $46.8 million of federal R&D credits and $25.6 million of state tax credits which will either expire on various dates through 2041 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

As discussed in “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Changes in tax rules and regulations, or interpretations thereof, may adversely affect our financial condition”, effective in 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. This will result in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations. The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S.

In 2021, Ireland joined the Organization for Economic Co-operation and Development’s (“OECD”) inclusive framework two-pillar solution to address the tax challenges arising from the digitalization of the economy. The OECD’s draft Pillar Two legislation outlines the rules to assist in the implementation of an international tax system that would ensure that certain companies in the relevant jurisdictions are subject to a minimum tax rate of 15%. Ireland may incorporate these rules into its domestic legislation, which may become effective in 2023. We are assessing the application and potential impact of these proposed rules.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$88.6	$248.9	$337.5	$152.8	$120.2	$273.0
Investments—short-term	144.5	54.3	198.8	293.5	68.5	362.0
Investments—long-term	163.0	66.4	229.4	23.2	1.6	24.8
Total cash and investments	$396.1	$369.6	$765.7	$469.5	$190.3	$659.8
Outstanding borrowings—short and long-term	$295.8	$—	$295.8	$275.0	$—	$275.0

At December 31, 2021, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$198.6	$0.3	$(0.1)	$—	$198.8
Investments—long-term available-for-sale	229.0	—	(1.4)	—	227.6
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$429.4	$0.3	$(1.5)	$—	$428.2

Sources and Uses of Cash

We generated $101.7 million and $82.8 of cash from operating activities during the years ended December 31, 2021 and 2020, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as we meet certain conditions, including a specified leverage ratio.

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

We classify available‑for‑sale investments in an unrealized loss position that do not mature within 12 months as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At December 31, 2021, we performed an analysis of our investments with unrealized losses for impairment and determined that the loss on one of our corporate debt securities was other-than-temporary and, during the year ended December 31, 2021, recorded a $0.9 million impairment charge within “Other (expense) income, net” in the accompanying consolidated statements of operations and comprehensive loss.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months. As discussed above, we made a $25.0 million development milestone payment to the former shareholders of Rodin in 2021. We are obligated to make up to $825.0 million in future payments, $225.0 million of which would be triggered upon achievement of certain specified clinical milestones, $300.0 million of which would be triggered by the achievement of certain regulatory milestones and $325.0 million of which would be triggered upon the attainment of certain sales thresholds. At December 31, 2021, we had not recorded a liability related to these milestone payments as none of the future events that would trigger a milestone payment were considered probable of occurring.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In millions)	2021	2020
Cash and cash equivalents, beginning of period	$273.0	$203.8
Cash flows provided by operating activities	101.7	82.8
Cash flows used in investing activities	(66.2)	(11.5)
Cash flows provided by (used in) financing activities	29.0	(2.1)
Cash and cash equivalents, end of period	$337.5	$273.0

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future. Operating cash flow is derived by adjusting our net loss for non-cash operating items such as depreciation, amortization and share-based compensation as well as changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

The increase in cash flows provided by operating activities was primarily due to a decrease in our net loss of $62.7 million. This was partially offset by a decrease in the cash provided from working capital, primarily due to a decrease in cash provided by receivables of $20.0 million and from accounts payable and accrued expenses of $20.7 million.

Investing Activities

The increase in cash flows used in investing activities was primarily due to a $68.9 million increase in net purchase of investments, partially offset by a $14.2 million decrease in cash paid for property, plant and equipment and a $4.1 million increase in payments received in connection with the contingent consideration resulting from the Gainesville Transaction.

We expect to spend approximately $35.0 million to $40.0 million during the year ending December 31, 2022 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for the products that we manufacture and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long‑lived assets to be held and used may not be recoverable.

Financing Activities

The increase in cash flows provided by financing activities was primarily due to the $23.6 million in proceeds from the Term Loan Refinancing and an $8.1 million increase in the amount of cash we received upon exercises of employee stock options, net of employee taxes.

Debt

At December 31, 2021, our borrowings consisted of $295.8 million outstanding under the 2026 Term Loans. The 2026 Term Loans bear interest at LIBOR plus 2.5%, with a LIBOR floor of 0.5%. Principal payments of $0.8 million are made quarterly through 2025, with a final payment of $285.8 million due in March 2026. Please refer to Note 11, Long‑Term Debt, in the “Notes to Consolidated Financial Statements” in this Annual Report for a discussion of our outstanding term loans.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Product Sales, Net

Our product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA, ARISTADA INITIO and, following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, healthcare providers or payers. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following are our significant categories of sales discounts and allowances:

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

•

Product Returns—we record an estimate for product returns at the time our customers take control of our product. We estimate this liability using the expected returns of product sold based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a reduction of sales. Once product is returned, it is destroyed; and

•

Medicare Part D—we record accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Centers for Medicare and Medicaid Services, manufacturers are responsible for reimbursement of prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

A rollforward of our provisions for sales and allowances is as follows:

(In millions)	Medicaid Rebates	Chargebacks	Product Discounts	Product Returns	Medicare Part D	Other	Total
Balance, December 31, 2019	$126.0	$3.5	$11.6	$24.6	$9.2	$8.5	$183.4
Provision:
Current year	296.1	100.0	88.2	6.6	56.6	42.6	590.1
Prior year	(5.0)	—	—	(0.6)	—	—	(5.6)
Total	291.1	100.0	88.2	6.0	56.6	42.6	584.5
Actual:
Current year	(125.6)	(96.4)	(69.7)	(6.9)	(39.8)	(33.4)	(371.8)
Prior year	(109.5)	(2.8)	(15.7)	—	(13.1)	(7.7)	(148.8)
Total	(235.1)	(99.2)	(85.4)	(6.9)	(52.9)	(41.1)	(520.6)
Balance, December 31, 2020	$182.0	$4.3	$14.4	$23.7	$12.9	$10.0	$247.3
Provision:
Current year	344.3	129.1	107.0	11.4	59.8	49.5	701.1
Prior year	(12.4)	—	—	(1.0)	—	—	(13.4)
Total	331.9	129.1	107.0	10.4	59.8	49.5	687.7
Actual:
Current year	(173.5)	(124.4)	(85.1)	(9.7)	(47.6)	(39.3)	(479.6)
Prior year	(145.0)	(3.4)	(17.8)	—	(10.8)	(10.6)	(187.6)
Total	(318.5)	(127.8)	(102.9)	(9.7)	(58.4)	(49.9)	(667.2)
Balance, December 31, 2021	$195.4	$5.6	$18.5	$24.4	$14.3	$9.6	$267.8

Manufacturing Revenue

We recognize manufacturing revenues from the sale of products we manufacture for resale by our licensees. Manufacturing revenues for our partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA and from Biogen related to VUMERITY, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of control of the goods. We recognize manufacturing revenue from these products over time as we determined, in each instance, that we would have a right to payment for performance completed to date if our customer were to terminate the manufacturing agreement for reasons other than our non-performance and the products have no alternative use. We invoice our licensees upon shipment with payment terms between 30 to 90 days.

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

We record manufacturing revenue for VUMERITY at the point in time when control of the product passes to Biogen, since Biogen does not control the product during the manufacturing process and, in the event Biogen terminates the commercial supply agreement, we would only be reimbursed for costs incurred for performance completed to date for product not yet fully manufactured. Control of the product passes to Biogen when the manufacturing process is considered fully complete, which is upon quality release for bulk batches of VUMERITY and upon shipment for packaged lots of VUMERITY.

The sales price for certain of our manufacturing revenues is based on the end-market sales price earned by our licensees. As end-market sales generally occur after we have recorded manufacturing revenue, we estimate the sales price for such products based on information supplied to us by our licensees, our historical transaction experience and other third-party data. Differences between actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The differences between our actual and estimated manufacturing revenues have not been material to date.

Royalty Revenue

We recognize royalty revenues related to the sale by our licensees of products that incorporate our technology. Substantially all of our royalties qualify for the sales-and-usage exemption under Topic 606 as (i) such royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, such royalties are earned in the period the products are sold by our licensee and we have a present right to payment.

Certain of our royalty revenues are recognized based on information supplied to us by our licensees and require estimates to be made. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the same quarter. The differences between our actual and estimated royalty revenues have not been material to date.

Research and Development Revenue and License Revenue

Under a license and collaboration agreement with Biogen, which we entered into in November 2017 and amended in October 2018, January 2019 and October 2019, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement. Under the November 2017 license and collaboration agreement, we received an up-front cash payment and additional payments upon achievement of certain milestones with respect to VUMERITY, including a payment of $150.0 million in November 2019 following FDA approval of the NDA for VUMERITY and transfer of such NDA to Biogen. We are also eligible to receive additional payments upon achievement of other milestones, including development milestones with respect to the first two products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement. In January 2018, Biogen became responsible for all VUMERITY development costs we incurred, subject to annual budget limitations. Following FDA approval of the NDA for VUMERITY in October 2019, the NDA and any further development responsibilities with respect to VUMERITY were transferred to Biogen.

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

Under these agreements, Biogen has elected to initiate a technology transfer relating to the manufacture of VUMERITY (the “Tech Transfer”) and, following a transition period, assume responsibility for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of that portion of product that is manufactured by Biogen or its designee. We evaluated the commercial supply agreement and the related amendments under Topic 606 and determined that these agreements should be combined and accounted for as a separate contract since the commercial supply agreement and amendment to the November 2017 license and collaboration agreement were negotiated together to achieve a common economic objective and the additional performance obligations under the commercial supply agreement are considered distinct obligations priced at their standalone selling prices. We determined that we had two separate performance obligations, the commercial supply of VUMERITY and services to be performed by us in connection with the Tech Transfer. There are other deliverables under the agreements that were determined to be perfunctory or immaterial.

In connection with the entry into the commercial supply agreement and the related amendments, we received payments in the aggregate amount of $5.8 million in the fourth quarter of 2019 and we will be eligible to receive an additional $5.0 million payment upon the earlier of successful completion of the Tech Transfer or a date in the fourth quarter of 2022. The $5.8 million received in the fourth quarter of 2019 were allocated, and the amounts to be received in connection with the Tech Transfer will be allocated, to each of the performance obligations using the standalone selling prices based on our estimate of selling price for the commercial supply of VUMERITY and the services related to the Tech Transfer, and this additional arrangement consideration will be recognized as we deliver commercial supply of VUMERITY and/or provide services relating to the Tech Transfer. We began performing under this commercial supply agreement in the first quarter of 2020.

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

Our amortizable intangible assets consist of IP and are being amortized as revenue is generated from products utilizing the IP, which we refer to as the economic benefit amortization model. This amortization methodology involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset.

In order to determine the pattern in which the economic benefits of our intangible assets are consumed, we estimated the future revenues to be earned by products utilizing the capitalized IP from the date of acquisition to the end of their respective useful lives. The factors used to estimate such future revenues included: (i) our and our licensees’ projected future sales of the existing commercial products based on these intangible assets; (ii) our projected future sales of new products based on these intangible assets which we anticipate will be launched commercially; (iii) the patent lives of the technologies underlying such existing and new products; and (iv) our expectations regarding the entry of generic and/or other competing products into the markets for such existing and new products. These factors involve known and unknown risks and uncertainties, many of which are beyond our control and could cause the actual economic benefits of these intangible assets to be materially different from our estimates.

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2021, is expected to be approximately $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2022 through 2024, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate the carrying value of the reporting units may not be recoverable. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2021, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

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

On October 31, 2021, we elected to perform a qualitative impairment test and determined that based on the weight of all available evidence, the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

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

At December 31, 2021, our contingent consideration related to consideration to be received as part of the Gainesville Transaction. In accordance with the accounting standard for fair value measurements, our contingent consideration has been classified as a Level 3 asset as its fair value is based on significant inputs not observable in the market. The fair value of the contingent consideration was determined as follows:

•

We have received $23.1 million in milestone payments to date related to the FDA approval in February 2020 of the NDA for ANJESO, the first Meloxicam Product, and we are due to receive an additional $38.6 million in six equal, annual installments on each anniversary of such approval from February 2022 through February 2027;

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

In order to address the substantial doubt about Baudax’s ability to continue as a going concern, we split our fair value analysis into two scenarios. In the first scenario, the amounts above were all discounted using a rate which we believe captures a market participant’s view of the risk associated with the expected payments assuming Baudax is able to continue as a going concern. This scenario received a weighting of 45%. In the second scenario, we used the undiscounted values derived from the amounts summarized above and applied a recovery rate of 18%, based largely on an analysis performed by Moody’s Investor Service regarding recoveries in a pandemic-driven default cycle. This scenario received a weighting of 55%.

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

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. For information related to risks surrounding our deferred tax assets, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Our deferred tax assets may not be realized.”

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

We do not believe that inflation and changing prices have had a material impact on our results of operations, and as approximately 46% and 29% of our investments at December 31, 2021 are in corporate debt securities with a minimum rating of Aa2 (Moody’s)/AA (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively, our exposure to liquidity and credit risk is not believed to be significant.

At December 31, 2021, our borrowings consisted of $295.8 million outstanding under the 2026 Term Loans. The 2026 Term Loans bear interest at the one-, three- or six-month LIBOR rate of our choosing, plus 2.5% with a 0.5% LIBOR floor. We are currently using the three-month LIBOR rate, which was 0.21% at December 31, 2021. A 10% increase in the one-month LIBOR rate would not have increased the amount of interest we owed under this agreement as the LIBOR floor of 0.5% is higher than the LIBOR rate plus 10%. At December 31, 2020, under the 2023 Term Loans which had no LIBOR floor, a 10% increase in the one-month LIBOR rate, which was the LIBOR rate in use at the time, would have increased the amount of interest we owed by approximately $0.4 million. For a discussion about risks relating to LIBOR, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.”

Currency Exchange Rate Risk

Manufacturing and royalty revenues we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the euro. The manufacturing and royalty payments on these non‑U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non‑U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non‑U.S. currencies. For example, if the USD weakens against a non‑U.S. currency, then our revenues will increase given a constant amount of sales in such non‑U.S. currency. For the year ended December 31, 2021, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $33.1 million, as compared to a reduction in revenues of approximately $28.9 million for the year ended December 31, 2020.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the euro arising from expenses and payables at our Irish operations that are settled in euro. The impact of changes in the exchange ratio of the USD and the euro on our USD denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the euro on operating expenses and payables incurred at our Irish operations that are settled in euro. For the year ended December 31, 2021, an average 10% weakening in the USD relative to the euro would have resulted in an increase to our expenses denominated in euro of approximately $8.3 million, as compared to an increase in our expenses of approximately $7.3 million in the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data

All financial statements required to be filed hereunder are filed as exhibits hereto, are listed under Item 15(a) (1) and (2) and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2022 Annual General Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2022 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2022 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2022 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for our 2022 Annual General Meeting of Shareholders.

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

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 28, 2021
4.1 #	Description of Securities.
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1.3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1.5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1.6	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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
10.9.5

Amendment No. 6, dated as of March 12, 2021, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, as further amended by Amendment No. 2 on February 14, 2013, as amended by Amendment No. 3 and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2013, as amended by Amendment No. 4, dated as of October 12, 2016, and as amended by Amendment No. 5, dated as of March 26, 2018, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 28, 2021
10.10 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.	Exhibit 10.10 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.10.1 *	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.	Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.10.2	Second Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of January 31, 2019.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 25, 2019
10.10.3 **	Third Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 30, 2019.	Exhibit 10.10.3 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 13, 2020
10.11	Lease, dated March 23, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.11.1	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.11.2	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 25, 2019
10.12 †	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12.1 †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.12.2 †	Amendment No. 2 to Employment Agreement, dated as of September 10, 2009 by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.13 †

Form of Employment Agreement, as amended by the Form of Amendment to Employment Agreement set forth in 10.14.1, entered into by and between Alkermes, Inc. and each of James M. Frates, Blair C. Jackson and Michael J. Landine.

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.13.1 †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.14 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.15 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.16 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.16.1†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.16.2 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.17 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of its Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.18 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.19†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.19.1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.19.7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.20†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.20.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21 †#	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.21.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23 ,2018
10.21.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.21.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.21.6 †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
21.1 #	List of subsidiaries
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1 #	Power of Attorney (included on the signature pages hereto)
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.
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

February 16, 2022

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

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2022

/s/ Iain M. Brown Iain M. Brown	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2022

/s/ Emily Peterson Alva Emily Peterson Alva	Director	February 16, 2022

/s/ David W. Anstice David W. Anstice	Director	February 16, 2022

/s/ Shane M. Cooke Shane M. Cooke	Director	February 16, 2022

/s/ David A. Daglio, Jr.	Director	February 16, 2022
David A. Daglio, Jr.

/s/ Wendy L. Dixon Wendy L. Dixon	Director	February 16, 2022

/s/ Richard B. Gaynor Richard B. Gaynor	Director	February 16, 2022

/s/ Cato T. Laurencin	Director	February 16, 2022
Cato T. Laurencin

/s/ Brian P. McKeon Brian P. McKeon	Director	February 16, 2022

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 16, 2022

/s/ Frank Anders Wilson Frank Anders Wilson	Director	February 16, 2022

/s/ Nancy J. Wysenski Nancy J. Wysenski	Director	February 16, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Rebate Accruals - Medicaid Drug Rebate Program

As described in Note 2 and Note 10 to the consolidated financial statements, the Company’s revenue from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. As of December 31, 2021, total accrued sales discounts, allowances and reserves were $237.2 million, of which a significant amount related to Medicaid rebates. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjust its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization.

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

February 16, 2022

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337,544	$272,961
Receivables, net	313,193	275,143
Investments—short-term	198,767	362,066
Inventory	150,335	125,738
Contract assets	13,363	14,401
Prepaid expenses and other current assets	48,967	60,662
Total current assets	1,062,169	1,110,971
PROPERTY, PLANT AND EQUIPMENT, NET	341,054	350,003
INVESTMENTS—LONG-TERM	229,430	24,780
RIGHT-OF-USE ASSETS	115,627	131,718
INTANGIBLE ASSETS, NET	74,043	111,191
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	81,833	86,228
CONTINGENT CONSIDERATION	16,619	24,651
OTHER ASSETS	10,836	17,315
TOTAL ASSETS	$2,024,484	$1,949,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$445,707	$412,171
Operating lease liabilities—short-term	16,240	15,732
Contract liabilities—short-term	6,339	7,512
Current portion of long-term debt	3,000	2,843
Total current liabilities	471,286	438,258
LONG-TERM DEBT	292,804	272,118
OPERATING LEASE LIABILITIES—LONG-TERM	104,162	119,464
CONTRACT LIABILITIES—LONG-TERM	11,491	16,397
OTHER LONG-TERM LIABILITIES	32,157	36,511
Total liabilities	911,900	882,748
COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 165,790,549 and 162,269,220 shares issued; 161,937,327 and 159,161,141 shares outstanding at December 31, 2021 and 2020, respectively	1,658	1,620
Treasury shares, at cost (3,853,222 and 3,108,079 shares at December 31, 2021 and 2020, respectively)	(142,658)	(126,087)
Additional paid-in capital	2,798,325	2,685,647
Accumulated other comprehensive loss	(3,723)	(1,349)
Accumulated deficit	(1,541,018)	(1,492,849)
Total shareholders’ equity	1,112,584	1,066,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,024,484	$1,949,730

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$627,424	$551,760	$524,499
Manufacturing and royalty revenues	541,807	484,000	447,882
License revenue	3,500	1,050	145,750
Research and development revenue	1,020	1,946	52,816
Total revenues	1,173,751	1,038,756	1,170,947
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	197,387	178,316	180,385
Research and development	406,526	394,588	512,833
Selling, general and administrative	560,977	538,827	599,449
Amortization of acquired intangible assets	38,148	39,452	40,358
Restructuring expense	—	—	13,401
Total expenses	1,203,038	1,151,183	1,346,426
OPERATING LOSS	(29,287)	(112,427)	(175,479)
OTHER (EXPENSE) INCOME, NET:
Interest income	2,408	6,960	13,976
Interest expense	(11,219)	(8,659)	(13,601)
Change in the fair value of contingent consideration	(1,427)	3,945	(22,800)
Other income, net	219	13,644	848
Total other (expense) income, net	(10,019)	15,890	(21,577)
LOSS BEFORE INCOME TAXES	(39,306)	(96,537)	(197,056)
INCOME TAX PROVISION (BENEFIT)	8,863	14,324	(436)
NET LOSS	$(48,169)	$(110,861)	$(196,620)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.30)	$(0.70)	$(1.25)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	160,942	158,803	157,051
COMPREHENSIVE LOSS:
Net loss	$(48,169)	$(110,861)	$(196,620)
Holding (loss) gain, net of a tax (benefit) provision of $(706), $130 and $426, respectively	(2,374)	467	1,464
COMPREHENSIVE LOSS	$(50,543)	$(110,394)	$(195,156)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021, 2020 and 2019

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	158,180,833	$1,579	$2,467,323	$(3,280)	$(1,185,368)	(2,423,489)	$(108,969)	$1,171,285
Issuance of ordinary shares under employee stock plans	1,510,177	15	18,910	—	—	—	—	18,925
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	798,878	8	92	—	—	(287,397)	(9,417)	(9,317)
Share-based compensation	—	—	99,705	—	—	—	—	99,705
Unrealized gain on marketable securities, net of tax provision of $426	—	—	—	1,464	—	—	—	1,464
Net loss	—	—	—	—	(196,620)	—	—	(196,620)
BALANCE — December 31, 2019	160,489,888	$1,602	$2,586,030	$(1,816)	$(1,381,988)	(2,710,886)	$(118,386)	$1,085,442
Issuance of ordinary shares under employee stock plans	682,122	7	8,366	—	—	—	—	8,373
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,097,210	11	(11)	—	—	(397,193)	(7,701)	(7,701)
Share-based compensation	—	—	91,262	—	—	—	—	91,262
Unrealized gain on marketable securities, net of tax provision of $130	—	—	—	467	—	—	—	467
Net loss	—	—	—	—	(110,861)	—	—	(110,861)
BALANCE —December 31, 2020	162,269,220	$1,620	$2,685,647	$(1,349)	$(1,492,849)	(3,108,079)	$(126,087)	$1,066,982
Issuance of ordinary shares under employee stock plans	3,521,329	38	25,281	—	—	—	—	25,319
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(745,143)	(16,571)	(16,571)
Share-based compensation	—	—	87,397	—	—	—	—	87,397
Unrealized loss on marketable securities, net of tax benefit of $706	—	—	—	(2,374)	—	—	—	(2,374)
Net loss	—	—	—	—	(48,169)	—	—	(48,169)
BALANCE —December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,169)	$(110,861)	$(196,620)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	78,652	81,854	80,413
Share-based compensation expense	87,622	90,164	100,977
Deferred income taxes	5,081	9,985	(319)
Change in the fair value of contingent consideration	1,427	(3,945)	22,800
Loss on debt extinguishment	171	—	—
Payment made for debt modification	(97)	—	—
Impairment of investment in Synchronicity Pharma, Inc.	977		—
Other non-cash charges	1,599	2,514	(580)
Changes in assets and liabilities:
Receivables	(38,011)	(18,050)	35,136
Contract assets	6,037	(6,015)	(5,156)
Inventory	(24,769)	(22,933)	(13,077)
Prepaid expenses and other assets	11,481	4,022	(1,784)
Right-of-use assets	17,051	17,336	8,399
Accounts payable and accrued expenses	29,853	50,600	34,847
Contract liabilities	(6,080)	(4,924)	16,140
Operating lease liabilities	(16,777)	(16,273)	(9,117)
Other long-term liabilities	(4,333)	9,368	18
Cash flows provided by operating activities	101,715	82,842	72,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(28,020)	(42,219)	(90,942)
Proceeds from the sale of equipment	287	643	900
Proceeds from contingent consideration	7,937	3,886	10,000
Return of Fountain Healthcare Partners II, L.P. investment	—	2,751	—
Payment made for licensed Intellectual Property ("IP")	(1,000)	—	—
Purchases of investments	(340,418)	(229,543)	(277,518)
Sales and maturities of investments	295,010	253,001	224,602
Acquisition of Rodin Therapeutics, Inc.'s net assets, net of cash acquired	—	—	(8,875)
Cash flows used in investing activities	(66,204)	(11,481)	(141,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	25,319	8,373	18,925
Employee taxes paid related to net share settlement of equity awards	(16,571)	(7,701)	(9,317)
Proceeds from the issuance of long-term debt	23,567	—	—
Payment made for debt extinguishment	(993)	—	—
Principal payments of long-term debt	(2,250)	(2,843)	(2,843)
Cash flows provided by (used in) financing activities	29,072	(2,171)	6,765
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,583	69,190	(62,991)
CASH AND CASH EQUIVALENTS—Beginning of period	272,961	203,771	266,762
CASH AND CASH EQUIVALENTS—End of period	$337,544	$272,961	$203,771
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$6,904	$8,288	$13,254
Cash paid for taxes	$1,888	$620	$2,508
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$6,025	$2,420	$13,789

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alkermes plc (the “Company”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a diversified portfolio of marketed products focused on central nervous system disorders such as alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder and a pipeline of product candidates in the fields of neuroscience and oncology. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on‑going basis, the Company evaluates its estimates and judgments and methodologies, including but not limited to, those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long‑lived assets, share‑based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments

The Company has investments in various types of securities, consisting primarily of United States (“U.S.”) government and agency obligations, corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2021, substantially all these investments were classified as available-for-sale and were recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss in equity, net of related tax effects, unless the security has experienced a credit loss, the Company has determined that it has the intent to sell the security or it has determined that it is more likely than not that the Company will have to sell the security before its expected recovery. Realized gains and losses are reported in other income, net on a specific identification basis.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss in accordance with the meaning of other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

For available-for-sale debt securities with unrealized losses, the Company performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected in earnings as an impairment loss.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. At December 31, 2021, the Company’s financial assets consisted of cash equivalents, investments and contingent consideration and are classified within the fair value hierarchy as follows:

•

Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2021 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account;

•

Level 2–these valuations are based on quoted prices for identical or similar assets in active markets or other market observable inputs such as interest rates, yield curves, foreign currency spot rates and option pricing valuation models. Assets utilizing Level 2 inputs at December 31, 2021 included U.S. government agency debt securities, debt securities issued by non-U.S. agencies and backed by non-U.S. governments and investments in corporate debt securities that are trading in the credit markets; and

•

Level 3–these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At December 31, 2021, the only asset utilizing Level 3 inputs included contingent consideration.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration

The Company records contingent consideration it is entitled to receive at fair value on the sale date. The Company estimates the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the likelihood of achievement of milestones and of receipt of the related payments. The Company revalues its contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones, changes in the assumed probability associated with regulatory approvals and creditworthiness of the counterparty.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the date of acquisition. The Company’s goodwill consists solely of goodwill created as a result of the Company’s acquisition of Elan Drug Technologies (“EDT”) from Elan Corporation, plc (such acquisition, the “Business Combination”) in September 2011 and has been assigned to one reporting unit. A reporting unit is an operating segment or one level below an operating segment or a component to which goodwill is assigned when initially recorded.

Goodwill is not amortized but is reviewed for impairment on an annual basis, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of its reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative impairment test, the Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would record an impairment loss equal to the difference.

The Company’s finite-lived intangible assets, consisting of core developed technology and collaboration agreements acquired as part of the Business Combination, were recorded at fair value at the time of their acquisition and are stated within the Company’s consolidated balance sheets net of accumulated amortization. The finite-lived intangible assets are amortized over their estimated useful lives using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. The useful lives of the Company’s intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written‑down to their estimated fair values. Long‑lived assets to be disposed of are carried at fair value less costs to sell them.

In the fourth quarter of 2021, the Company determined that an impairment triggering event occurred related to the receipt of partial termination in the U.S. of its license agreement with Janssen related to INVEGA SUSTENNA®, INVEGA TRINZA®, and INVEGA HAFYERA® and evaluated certain of its intangible assets for impairment under a held-and-used model. The Company concluded that the long-lived assets evaluated for impairment were recoverable based on an analysis of the undiscounted cash flows to be generated from the use of these assets.

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

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL®, ARISTADA® and ARISTADA INITIO® and, following its commercial launch in October 2021, LYBALVI®, primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, healthcare providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have not differed materially from the Company’s estimates;
•

Product Returns—the Company records an estimate for product returns at the time its customers take control of their product. The Company estimates this liability using the expected returns of product sold based on historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a reduction of sales. Once product is returned, it is destroyed; and

•

Medicare Part D—the Company records accruals for Medicare Part D liabilities under the Medicare Coverage Gap Discount Program (“CGDP”) as a reduction of sales. Under the CGDP, patients reaching the annual coverage gap threshold are eligible for reimbursement coverage for out-of-pocket costs for covered prescription drugs. Under an agreement with the Centers for Medicare and Medicaid Services, manufacturers are responsible to reimburse prescription plan sponsors for the portion of out-of-pocket expenses not covered under their Medicare plans.

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including, among others, Janssen Pharmaceutica Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”) for INVEGA SUSTENNA/XEPLION®, INVEGA TRINZA/TREVICTA®, INVEGA HAFYERA/BYANNLI® (the “long-acting INVEGA products”) and RISPERDAL CONSTA® and Biogen Swiss Manufacturing GmbH (together with its affiliates, “Biogen”) for VUMERITY®. Substantially all of the products developed under these arrangements are currently being marketed as approved products for which the Company receives payments for manufacturing services and/or royalties on net product sales.

Manufacturing Revenue

The Company recognizes manufacturing revenues from the sale of products it manufactures for resale by its licensees. Manufacturing revenues for the Company’s partnered products, with the exception of those from Janssen related to RISPERDAL CONSTA and from Biogen related to VUMERITY, are recognized over time as products move through the manufacturing process, using a standard cost-based model as a measure of progress, which represents a faithful depiction of the transfer of control of the goods. The Company recognizes manufacturing revenue from these products over time as it determined, in each instance, that it would have a right to payment for performance completed to date if its customer were to terminate the manufacturing agreement for reasons other than the Company’s non-performance and the products have no alternative use. The Company invoices its licensees upon shipment with payment terms between 30 to 90 days.

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

The Company records manufacturing revenue for VUMERITY at the point in time when control of the product passes to Biogen, since Biogen does not control the product during the manufacturing process and, in the event Biogen terminates the commercial supply agreement, the Company would only be reimbursed for costs incurred for performance completed to date for product not yet fully manufactured. Control of the product passes to Biogen when the manufacturing process is considered fully complete, which is upon quality release for bulk batches of VUMERITY and upon shipment for packaged lots of VUMERITY.

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

Royalty Revenue

The Company recognizes royalty revenues related to the sale by its licensees of products that incorporate the Company’s technologies. Substantially all of the Company’s royalties qualify for the sales-and-usage exemption under Topic 606 as (i) such royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned in the period that the products are sold by the Company's licensee and the Company has a present right to payment.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

License Revenue

The Company recognizes revenue from the grant of distinct, right-to-use licenses of IP when control of the license is transferred to the customer, which is the point in time that the customer is able to direct the use of and obtain substantially all of the benefits from the license.

Receivables, net

Receivables, net, include amounts billed and amounts unbilled but currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company’s unbilled receivable balance was $127.6 million and $110.9 million at December 31, 2021 and 2020, respectively, and related primarily to royalty revenues. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was approximately $0.2 million and $0.1 million at December 31, 2021 and 2020, respectively.

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time, except for $5.0 million of consideration related to the Company’s collaboration with Biogen related to VUMERITY, which the Company expects to receive in 2022. The manufacturing-related amounts included in the contract assets table below are classified as “Current assets” in the accompanying consolidated balance sheets, as they related to manufacturing processes that are completed in ten days to eight weeks.

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2020	$13,386
Additions	46,325
Transferred to receivables, net	(40,310)
Contract assets at December 31, 2020	$19,401
Additions	30,609
Transferred to receivables, net	(36,647)
Contract assets at December 31, 2021	$13,363

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities

The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2020	$28,834
Additions	—
Amounts recognized into revenue	(4,925)
Contract liabilities at December 31, 2020	$23,909
Additions	—
Amounts recognized into revenue	(6,079)
Contract liabilities at December 31, 2021	$17,830

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2021, 2020 and 2019, the Company recorded a loss on foreign currency translation of $0.3 million, a gain of $2.4 million and a loss of $0.9 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies and pharmaceutical wholesalers account for the majority of the Company’s receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	30%	30%	30%	33%	29%	28%
Biogen	11%	10%	*	*	*	17%
Cardinal Health	17%	20%	16%	21%	12%	*
AmerisourceBergen	13%	11%	11%	10%	10%	*
McKesson	11%	13%	*	14%	*	*

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2021, 2020 or 2019, as noted.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenue by region:
U.S.	$984,235	$838,995	$966,929
Ireland	2,175	3,233	3,195
Rest of world	187,341	196,528	200,823
Assets by region:
Current assets:
U.S.	$485,083	$662,615	$551,799
Ireland	577,086	448,356	407,791
Rest of world	—	—	2,381
Long-term assets:
U.S.:
Other	$591,217	$472,999	$382,029
Ireland:
Intangible assets	$74,043	$111,191	$150,643
Goodwill	92,873	92,873	92,873
Other	204,182	161,696	217,887

Research and Development Expenses

For each of its R&D programs, the Company incurs both external and internal expenses. External R&D expenses include fees related to clinical and non‑clinical activities performed by contract research organizations, consulting fees and costs related to laboratory services, purchases of drug product materials and third‑party manufacturing development costs. Internal R&D expenses include employee‑related expenses, occupancy costs, depreciation and general overhead. The Company tracks external R&D expenses for each of its development programs, however, internal R&D expenses, with the exception of those related to VUMERITY prior to its approval by the U.S. Food and Drug Administration (“FDA”), are not tracked by individual program as they benefit multiple programs or the Company’s technologies in general.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are primarily comprised of employee-related expenses associated with selling and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising, financial and legal expenses and other general and administrative costs.

Advertising costs are expensed as incurred. During the years ended December 31, 2021, 2020 and 2019, advertising costs totaled $38.9 million, $25.5 million and $31.1 million, respectively.

Share‑Based Compensation

The Company’s share‑based compensation programs grant awards in the form of stock options and restricted stock unit awards (“RSUs”), which vest with the passage of time and/or based on the achievement of certain performance criteria. The Company issues new shares upon the exercise of stock options or the vesting of RSUs. Under the terms of the Company’s stock option and incentive plans (the “Plans”), certain of the Company’s employees may, at the discretion of the plan administrator, become eligible upon retirement for accelerated vesting of certain awards granted to them under the Plans. Since there are no effective future service requirements for such employees, the fair value of awards to such employees would be expensed in full on the grant date or upon meeting the retirement eligibility criteria, whichever is later.

Time-Based Stock Options

Except as otherwise provided in the applicable Plan, stock option grants to employees expire ten years from the grant date and generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed with the Company during the applicable vesting period. Except as otherwise provided in the applicable Plan, annual stock option grants to non-employee directors expire ten years from the grant date and generally vest over a one year period provided that the director continues to serve on the Company’s board of directors through the vesting date. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share‑based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock option grants is based on estimates as of the date of grant using a Black‑Scholes option valuation model. The Company uses historical data as the basis for estimating stock option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior are considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors are based on a weighted average of implied volatilities from traded options of the Company’s ordinary shares and historical share price volatility of the Company’s ordinary shares, which is determined based on a review of the weighted average of historical weekly price changes of the Company’s ordinary shares. The risk‑free interest rate for periods commensurate with the expected term of the stock option is based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield on the Company’s ordinary shares is estimated to be zero as the Company has not paid dividends and does not expect to pay dividends in the near future. The exercise price of options granted is equal to the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant.

The fair value of each stock option grant was estimated on the grant date with the following weighted‑average assumptions:

Year Ended December 31,
	2021	2020	2019
Expected option term	5 - 7 years	5 - 7 years	5 - 7 years
Expected stock volatility	43% - 54%	47% - 54%	46% - 50%
Risk-free interest rate	0.67% - 1.46%	0.24% - 1.69%	1.34% - 2.59%
Expected annual dividend yield	—	—	—

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

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of Irish and non-Irish pre‑tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes changes in equity that are excluded from net loss, such as unrealized holding gains and losses on available‑for‑sale investments.

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

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.‑based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2021, 2020 and 2019, the Company contributed $14.6 million, $14.7 million and $14.8 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland‑based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to a maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2021, 2020 and 2019, the Company contributed $5.2 million, $4.4 million and $4.1 million, respectively, in contributions to the Defined Contribution Plan.

Risks and Uncertainties

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns and/or shutdowns in affected areas. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued and implemented quarantines, vaccine and masking mandates, restrictive executive orders and other similar government orders, restrictions, and recommendations for their residents to help control the spread of COVID-19, and may continue to do so while the pandemic persists. Such orders, mandates, restrictions and/or recommendations, and/or the perception that additional orders, mandates, restrictions or recommendations could occur, have, at times during the pandemic, resulted in widespread interruptions and closures of businesses, including healthcare systems that serve people living with addiction and serious mental illness, work stoppages, slowdowns and/or delays, remote work policies and travel restrictions, among other effects.

The Company continues to closely monitor and respond to the ongoing impact of COVID-19 on its employees, communities and business operations, and has adopted, and adapted as needed, a series of precautionary measures in an effort to protect its

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees and mitigate the potential spread of COVID-19 in a community setting. For example, at the start of the pandemic, the Company instituted a global remote work policy for those of its employees who were able to work remotely. At the same time, the Company worked to continue its critical business functions, including operation of its manufacturing facilities and its laboratories, and continued to conduct its discovery efforts and supply its medicines. For those of its employees who continued to work on-site in its laboratories and manufacturing facilities, the Company instituted additional safety precautions, including increased sanitization of its facilities, use of personal protective equipment, implementation of a daily health screening application and physical distancing practices. The Company provided employees with COVID-19 vaccine information and sponsored vaccine clinics in Massachusetts and Ohio for its employees and their families. The Company also took actions to support people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder to help support their access to information, resources and medicines that may assist in their treatment.

Certain of the Company’s field-based employees have resumed in-person interactions, and certain of its office-based employees have returned to the office, in each case on a voluntary basis and in accordance with location-specific guidance. The Company is planning for a larger-scale return to the office and has developed flexible work arrangement guidelines to help balance business needs, employee health, wellbeing and safety and the evolving work environment. The Company will continue to monitor guidance from local health authorities as the Company increases in-person interactions.

A number of the marketed products from which the Company derives revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, travel restrictions, quarantine, testing and/or vaccine mandates and other protocol, labor shortages, and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees during the pandemic and may continue to be adversely impacted while the pandemic persists.

The COVID-19 pandemic has caused, and we expect may continue to cause, varying degrees of disruption to our employees and our business operations. While the Company has continued to operate its manufacturing facilities and supply its medicines without interruption throughout the pandemic, we have at times during the pandemic experienced labor or supply chain disruptions at our manufacturing facilities, and may continue to experience such disruptions while the pandemic persists. In addition, while the Company has continued to conduct R&D activities, including its ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of its early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. The Company works with its internal teams, its clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on its manufacturing operations and R&D activities.

Due to numerous uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on the Company’s financial condition and operating results may differ from its current projections. These uncertainties include, among other things, the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of COVID-19 variants, and future developments in response thereto, which are highly uncertain and cannot be predicted as of the date of this Annual Report and which may include, among other things, governmental, business or other actions that have been, are being, or will be, taken in response to the pandemic, including restrictions on travel and mobility, business closures and operating restrictions, including the imposition of vaccine and masking mandates and/or mandatory testing policies; impacts of the pandemic and of imposition of such mandates and protocols in response to the pandemic on its employees, including with regard to their health, safety, wellbeing and job performance, on the labor market more broadly and on the Company’s ability to attract and retain employees; impacts of the pandemic on the vendors or distribution channels in its supply chain and on its ability to continue to manufacture its products; impacts of the pandemic on the conduct of its clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on healthcare systems that serve people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder; impacts of the pandemic on the regulatory agencies with which the Company interacts in the development, review, approval and commercialization of its medicines; impacts of the pandemic on reimbursement for the Company’s products, including its Medicaid rebate liability, and for services related to the use of its products; and impacts of the pandemic on the Irish, U.S. and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact the Company’s business, financial condition or results of operations, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluated on or before December 31, 2022. The Company believes this ASU will not have a material impact on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2021, 2020 and 2019, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
VIVITROL	$343,853	$310,722	$335,365
ARISTADA and ARISTADA INITIO	275,356	241,038	189,134
LYBALVI	8,215	—	—
Total product sales, net	$627,424	$551,760	$524,499

During the years ended December 31, 2021, 2020 and 2019, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2021
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products	$—	$303,106	$303,106
VUMERITY	25,808	61,614	87,422
RISPERDAL CONSTA	40,413	10,456	50,869
AMPYRA/FAMPYRA	27,406	20,479	47,885
Other	12,001	40,524	52,525
	$105,628	$436,179	$541,807

	Year Ended December 31, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products	$—	$274,200	$274,200
VUMERITY	8,848	13,693	22,541
RISPERDAL CONSTA	56,893	14,468	71,361
AMPYRA/FAMPYRA	26,909	20,984	47,893
Other	26,384	41,621	68,005
	$119,034	$364,966	$484,000

	Year Ended December 31, 2019
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products	$—	$256,947	$256,947
RISPERDAL CONSTA	50,433	15,950	66,383
AMPYRA/FAMPYRA	22,071	15,170	37,241
Other	31,750	55,561	87,311
	$104,254	$343,628	$447,882

In November 2021, the Company received notice of partial termination in the U.S. of its license agreement with Janssen related to INVEGA SUSTENNA, INVEGA TRINZA, and INVEGA HAFYERA. The basis for this termination is Janssen’s assertion that it does not utilize the Company’s NanoCrystal technology licensed under the license agreement. The Company strongly disagrees with Janssen’s position and is prepared to pursue all options at its disposal to enforce its contractual rights and address any unauthorized use of its intellectual property. When the termination became effective in February 2022, the Company stopped recognizing royalty revenue related to net sales of INVEGA SUSTENNA, INVEGA TRINZA, and INVEGA HAFYERA in the U.S.

The research and development revenue and license revenue recorded during the year ended December 31, 2019 primarily related to revenue earned under the Company’s license and collaboration agreement with Biogen for VUMERITY. Except in limited circumstances, the Company was responsible for the development of VUMERITY until it was approved by the FDA. Following FDA approval of VUMERITY in October 2019, and except for the manufacturing responsibilities discussed below, Biogen is now

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

responsible for development and commercialization activities for VUMERITY and other products covered by patents licensed to Biogen.

Under a license and collaboration agreement with Biogen, which the Company entered into in November 2017 and amended in October 2018, January 2019 and October 2019, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement.

Under the license and collaboration agreement, the Company received an up-front cash payment and was also eligible to receive additional payments upon achievement of certain milestones with respect to VUMERITY. In November 2019, the Company received a payment of $150.0 million following the FDA approval of the New Drug Application (“NDA”) for VUMERITY and transfer of such NDA to Biogen. The Company is also eligible to receive additional payments upon achievement of other milestones, including development milestones with respect to the first two products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement. In January 2018, Biogen became responsible for all VUMERITY development costs that the Company incurred, subject to annual budget limitations. Following FDA approval of the NDA for VUMERITY in October 2019, the NDA and any further development responsibilities with respect to VUMERITY were transferred to Biogen.

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

The Company allocated the arrangement consideration to each performance obligation using the standalone selling prices based on its estimate of selling price for the license and other deliverables. The Company used a discounted cash flow model to estimate the standalone selling price of the license in order to allocate the consideration to the performance obligations. To estimate the standalone selling price of the license, the Company assessed the likelihood of the FDA’s approval of VUMERITY and estimated the expected future cash flows assuming FDA approval and maintenance of the IP protecting VUMERITY. The Company then discounted these cash flows using a discount rate of 8.0%, which it believed captures a market participant’s view of the risk associated with the expected cash flows. The estimate of selling price of the development services and clinical supply were determined through third-party evidence. The Company believes that a change in the assumptions used to determine its estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

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

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amendment to such commercial supply agreement and an amendment to the November 2017 license and collaboration agreement with Biogen. Under these agreements, Biogen elected to initiate a technology transfer relating to the manufacture of VUMERITY (the “Tech Transfer”) and, following a transition period, to assume responsibility for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of that portion of product that is manufactured by Biogen or its designee. The Company evaluated the commercial supply agreement and the related amendments under Topic 606 and determined that these agreements should be combined and accounted for as a separate contract since the commercial supply agreement and amendment to the November 2017 license and collaboration agreement were negotiated together to achieve a common economic objective and the additional performance obligations under the commercial supply agreement are considered distinct obligations priced at their standalone selling prices. The Company determined that it had two separate performance obligations, the commercial supply of VUMERITY and services to be performed by the Company in connection with the Tech Transfer. There are other deliverables under the agreements that were determined to be perfunctory or immaterial.

In connection with the entry into the commercial supply agreement and the related amendments, the Company received payments in the aggregate amount of $5.8 million in the fourth quarter of 2019 and the Company will be eligible to receive an additional $5.0 million payment upon the earlier of successful completion of the Tech Transfer or a date in the fourth quarter of 2022. The $5.8 million received in the fourth quarter of 2019 plus amounts that will be received in connection with the Tech Transfer are allocated to each of the performance obligations using the standalone selling prices based on the Company’s estimate of selling price for the commercial supply of VUMERITY and the services related to the Tech Transfer, and this additional arrangement consideration will be recognized as the Company delivers commercial supply of VUMERITY and/or provides services relating to the Tech Transfer. The Company began performing under this commercial supply agreement in 2020.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Allowance for	Estimated
December 31, 2021	Cost	Gains	One Year	One Year	Credit Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$85,201	$177	$(39)		$—	$85,339
U.S. government and agency debt securities	45,349	35	(24)	—	—	45,360
Non-U.S. government debt securities	68,046	75	(53)	—	—	68,068
Total short-term investments	198,596	287	(116)	—	—	198,767
Long-term investments:
Available-for-sale securities:
Corporate debt securities	111,793	—	(654)	—	—	111,139
U.S. government and agency debt securities	81,296	—	(517)	—	—	80,779
Non-U.S. government debt securities	35,902	—	(210)	—	—	35,692
	228,991	—	(1,381)	—	—	227,610
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	230,811	—	(1,381)	—	—	229,430
Total investments	$429,407	$287	$(1,497)	$—	$—	$428,197

December 31, 2020
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$176,937	$1,105	$(7)	$—	$(977)	$177,058
U.S. government and agency debt securities	103,011	336	(2)	—	—	103,345
Non-U.S. government debt securities	79,346	469	(6)	—	—	79,809
	359,294	1,910	(15)	—	(977)	360,212
Held-to-maturity securities:
Fixed term deposit account	1,667	187	—	—	—	1,854
Total short-term investments	360,961	2,097	(15)	—	(977)	362,066
Long-term investments:
Available-for-sale securities:
Corporate debt securities	7,908	—	(10)	—	—	7,898
Non-U.S. government debt securities	15,077	—	(15)	—	—	15,062
	22,985	—	(25)	—	—	22,960
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	—	1,820
Total long-term investments	24,805	—	(25)	—	—	24,780
Total investments	$385,766	$2,097	$(40)	$—	$(977)	$386,846

At December 31, 2021, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. In making the determination whether the decline in fair value of these securities were temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis.

In September 2019, the Company purchased $1.9 million of convertible promissory notes from Synchronicity Pharma, Inc. (“Synchronicity”), a related party. The notes were due to mature on the earlier of June 30, 2021, the closing of a preferred equity financing, the closing of a merger, business combination or sale of stock resulting in Synchronicity’s stockholders owning less than 50% of the surviving entity, or an event of default. During the year ended December 31, 2021 and 2020, the Company recorded an other-than-temporary credit loss of $0.9 million and $1.0 million, respectively, against the value of this investment and at December

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2021, this investment was fully impaired. The losses were recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss. In January 2022, the Company purchased $0.5 million of convertible promissory notes from Synchronicity that mature on the earlier of September 30, 2022, the closing of a preferred equity financing, the closing of a merger, business combination or sale of stock resulting in Synchronicity’s stockholders owning less than 50% of the surviving entity, or an event of default.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of December 31, 2021, the Company’s total contribution in Fountain was equal to €7.4 million, and its commitment represented approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method.

During the year ended December 31, 2020, two of the companies within the Fountain portfolio were acquired by third parties. The Company’s proportional share of the proceeds from these transactions was $11.1 million, of which $10.4 million was received during the year ended December 31, 2020 and the remaining $0.7 million was received during the year ended December 31, 2021. The transactions were accounted for under the cumulative earnings approach whereby the return on investment of $8.3 million was recorded as a gain within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss and the return of investment of $2.8 million was recorded as a reduction in the Company’s net investment in Fountain. The Company’s net investment in Fountain was $6.1 million and $6.2 million at December 31, 2021 and 2020, respectively, and was included within “Other assets” in the accompanying consolidated balance sheets.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded a decrease in its investment in Fountain of $0.4 million, an increase of $0.3 million and a decrease of $0.4 million, respectively, which represented the Company’s proportional share of Fountain’s net gains or losses for such periods.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Proceeds from the sales and maturities of investments	$295,010	$253,001	$224,602
Realized gains	$34	$76	$997
Realized losses	$977	$977	$497

The Company’s available‑for‑sale and held‑to‑maturity securities at December 31, 2021 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$177,542	$177,588	$1,820	$1,820
After 1 year through 5 years	250,045	248,789	—	—
Total	$427,587	$426,377	$1,820	$1,820

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2021	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$126,139	$96,597	$29,542	$—
Corporate debt securities	196,478	—	196,478	—
Non-U.S. government debt securities	103,760	—	103,760	—
Contingent consideration	23,048	—	—	23,048
Total	$449,425	$96,597	$329,780	$23,048

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,849	$41,849	$—	$—
U.S. government and agency debt securities	103,345	73,451	29,894	—
Corporate debt securities	184,956	—	183,979	977
Non-U.S. government debt securities	94,871	—	94,871	—
Contingent consideration	32,451	—	—	32,451
Total	$457,472	$115,300	$308,744	$33,428

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the year ended December 31, 2021. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at December 31, 2021:

(In thousands)	Fair Value
Balance, January 1, 2021	$33,428
Change in the fair value of contingent consideration	(1,427)
Milestone and royalty payments received by the Company related to contingent consideration	(7,937)
Impairment of corporate debt security	(977)
Royalty payments due to the Company related to contingent consideration	(39)
Balance, December 31, 2021	$23,048

The Company’s investments in U.S. government and agency debt securities, non-U.S. government agency debt securities and corporate debt securities classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.

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

At December 31, 2021, the Company determined the fair value of the contingent consideration to be received as follows:

•

The Company received $7.8 million and $3.8 million in milestone payments during 2021 and 2020, respectively, and is due to receive an additional $38.6 million related to the FDA approval in February 2020 of the NDA for ANJESO in six equal, annual installments from February 2022 through February 2027;

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

In Baudax’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, Baudax included disclosures around its ability to continue as a going concern. In order to address the substantial doubt about Baudax’s ability to continue as a going concern,

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company split its fair value analysis into two scenarios. In the first scenario, the amounts above were all discounted using a rate which the Company believes captures a market participant’s view of the risk associated with the expected payments assuming Baudax is able to continue as a going concern. This scenario received a weighting of 45%. In the second scenario, the Company used the undiscounted values derived from the amounts summarized above and applied a recovery rate of 18%, based largely on an analysis performed by Moody’s Investor Service regarding recoveries in a pandemic-driven default cycle. This scenario received a weighting of 55%.

At December 31, 2021 and 2020, the Company determined that the fair value of the contingent consideration was $23.0 million and $32.5 million, respectively. At December 31, 2021 and 2020, $6.4 million and $7.8 million, respectively, of the fair value of the contingent consideration was included within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and $16.6 million and $24.7 million, respectively, of the fair value of the contingent consideration was included within “Contingent consideration” in the accompanying consolidated balance sheets. Changes in the fair value of the contingent consideration are recorded within “Change in the fair value of contingent consideration” in the accompanying consolidated statements of operations and comprehensive loss.

The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under the 2026 Term Loans (as defined in Note 11, Long-Term Debt within these “Notes to Consolidated Financial Statements” in this Annual Report), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $285.8 million at December 31, 2021. The estimated fair value of the Company’s long-term debt under the 2023 Term Loans (as defined in Note 11, Long-Term Debt within these “Notes to Consolidated Financial Statements” in this Annual Report), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $275.1 million at December 31, 2020.

6. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Raw materials	$56,125	$44,944
Work in process	59,105	53,243
Finished goods(1)	35,105	27,551
Total inventory	$150,335	$125,738

(1)	At December 31, 2021 and 2020, the Company had $25.1 million and $26.5 million, respectively, of finished goods inventory located at its third‑party warehouse and shipping service provider.

At December 31, 2020, the carrying value of inventory included $13.8 million associated with LYBALVI, which was capitalized in advance of its regulatory approval in May 2021 and its launch in October 2021.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Land	$6,560	$6,560
Building and improvements	192,920	178,194
Furniture, fixtures and equipment	398,099	366,051
Leasehold improvements	52,526	52,508
Construction in progress	86,512	102,833
Subtotal	736,617	706,146
Less: accumulated depreciation	(395,563)	(356,143)
Total property, plant and equipment, net	$341,054	$350,003

Depreciation expense was $40.5 million, $42.4 million and $40.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Also, during the years ended December 31, 2021, 2020 and 2019, the Company wrote off furniture, fixtures and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equipment that had an approximate carrying value of $0.1 million, less than $0.1 million and $0.9 million, respectively, at the time of disposition.

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

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consists of the following:

		December 31, 2021			December 31, 2020
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(407,012)	$58,578	$465,590	$(377,727)	$87,863
Capitalized IP	11-13	118,160	(102,695)	15,465	117,160	(93,832)	23,328
Total		$583,750	$(509,707)	$74,043	$582,750	$(471,559)	$111,191

The Company’s finite‑lived intangible assets consist of collaborative agreements and the NanoCrystal and oral controlled release technologies acquired as part of the EDT acquisition. The Company recorded $38.1 million, $39.5 million and $40.4 million of amortization expense related to its finite‑lived intangible assets during the years ended December 31, 2021, 2020 and 2019, respectively. Based on the Company’s most recent analysis, amortization of intangible assets included within its consolidated balance sheets at December 31, 2021 is expected to be approximately $35.0 million, $35.0 million and $1.0 in the years ending December 31, 2022, 2023, and 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

The Company performed its annual goodwill impairment test as of October 31, 2021. The Company elected to perform a qualitative impairment test and based on the weight of all available evidence, determined that the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

9. LEASES

All of the Company’s leases are accounted for as operating leases. The Company’s two significant operating leases at December 31, 2021 include the following:

900 Winter Street

The Company leases approximately 231,000 square feet of office and laboratory space located at 900 Winter Street in Waltham, Massachusetts. The initial term of the lease commenced on January 20, 2020, expires in 2035 and includes an option to extend the term for an additional ten-year period.

852 Winter Street

The Company leases approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 852 Winter Street in Waltham, Massachusetts. The original lease commenced in 2010 and was extended, at the Company’s option, for five years in 2020. The lease extension commenced in March 2021 for 163,000 square feet of space and in September 2021 for the remaining 17,000 square feet of space. The lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period.

At December 31, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 5.25% and 11.7 years, respectively. During the years ended December 31, 2021, 2020 and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019, cash paid for amounts included for the measurement of lease liabilities was $16.8 million, $16.3 million and $9.1 million, respectively. The Company recorded operating lease expense of $17.1 million, $17.3 million and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Future lease payments under non-cancelable leases as of December 31, 2021 consisted of the following:

December 31,
(In thousands)	2021
2022	$17,991
2023	17,329
2024	17,535
2025	17,808
2026	13,777
Thereafter	95,229
Total operating lease payments	$179,669
Less: imputed interest	(59,267)
Total operating lease liabilities	$120,402

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Accounts payable	$55,721	$46,034
Accrued compensation	77,256	71,178
Accrued sales discounts, allowances and reserves	237,216	218,877
Accrued other	75,514	76,082
Total accounts payable and accrued expenses	$445,707	$412,171

11. LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,	December 31,
(In thousands)	2021	2020
2026 Term Loans, due March 12, 2026	$295,804	$—
2023 Term Loans, due March 26, 2023	—	274,961
Less: current portion	(3,000)	(2,843)
Long-term debt	$292,804	$272,118

In March 2021, the Company amended and refinanced its existing term loan, previously referred to as the 2023 Term Loans, in order to, among other things, provide for a new class of replacement term loans equal to $300.0 million; extend the due date of the loan from March 26, 2023 to March 12, 2026; amend the interest payable from LIBOR plus 2.25% with no LIBOR floor to LIBOR plus 2.50% with a LIBOR floor of 0.5%; and increase covenant flexibility (such refinancing, the “Term Loan Refinancing” and the 2023 Term Loans as so amended and refinanced the “2026 Term Loans”). The 2026 Term Loans were also amended to include customary ARRC hardwired benchmark replacement language.

The 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional amounts as long as the Company meets certain conditions, including a specified leverage ratio. The 2026 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2026 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at December 31, 2021.

The Term Loan Refinancing involved multiple lenders who were considered members of a loan syndicate. In determining whether the Term Loan Refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether creditors remained the same or changed and whether the changes in debt terms were substantial. A change in the debt terms was considered to be substantial if the present value of the remaining cash flows under the new terms of the 2026 Term Loans was at least 10% different from the present value of the remaining cash flows under the 2023 Term Loans (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual creditor participating in the loan syndication. With the exception of three lenders, who owned between 2%-7% of the total outstanding principal amount of the 2023 Term Loans immediately prior to the Term Loan Refinancing whose holding amounts were accounted for as a debt extinguishment, the Term Loan Refinancing was otherwise accounted for as a debt modification.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Term Loan Refinancing resulted in a $2.1 million charge in the year ended December 31, 2021, which was included in “Interest expense” in the accompanying consolidated statement of operations and comprehensive loss.

Scheduled maturities with respect to the 2026 Term Loans are as follows (in thousands):

Year Ending December 31:
2022	$3,000
2023	3,000
2024	3,000
2025	3,000
2026	285,750
Total	$297,750

The Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2026 Term Loans, are met. To date, the Company has not been required to make any such mandatory prepayments.

At December 31, 2021, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $0.6 million and $1.3 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the 2026 Term Loans using the effective interest method. During each of the years ended December 31, 2021, 2020 and 2019, the Company had amortization expense of $0.5 million, $0.7 million and $0.7 million, respectively, related to deferred financing costs and original issue discount.

12. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the years ended December 31, 2021, 2020 and 2019, as the Company was in a net loss position, the diluted loss per share did not assume conversion or exercise of stock options and awards as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents were not included in the net loss per ordinary share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock options	14,794	15,274	13,814
Restricted stock unit awards	3,981	3,279	3,177
Total	18,775	18,553	16,991

13. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 16, 2011, the board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company’s ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At December 31, 2021, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended December 31, 2021 and 2020, the Company did not acquire any ordinary shares under the repurchase program.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHARE‑BASED COMPENSATION

Share‑Based Compensation Expense

The following table presents share‑based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cost of goods manufactured and sold	$9,175	$8,430	$9,948
Research and development	24,877	26,408	29,924
Selling, general and administrative	53,570	55,326	61,105
Total share-based compensation expense	$87,622	$90,164	$100,977

During the years ended December 31, 2021, 2020 and 2019, $2.3 million, $2.6 million and $1.5 million, respectively, of share‑based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

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

The 2018 Plan allows for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock unit awards, cash-based awards and performance shares to employees, officers and directors of, and consultants to, the Company in such amounts and with such terms and conditions as may be determined by the compensation committee of the Company's board of directors, subject to the provisions of the 2018 Plan, as applicable.

At December 31, 2021, there were 13.8 million ordinary shares available for issuance in the aggregate under the 2018 Plan. The 2018 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to‑1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2021	16,112,189	$36.27
Granted	4,001,529	$20.11
Exercised	(1,454,462)	$17.41
Expired	(878,393)	$49.47
Forfeited	(1,033,044)	$25.62
Outstanding, December 31, 2021	16,747,819	$34.02
Exercisable, December 31, 2021	9,861,161	$41.18

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $10.09, $9.52 and $15.57, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $8.3 million, $2.0 million and $21.3 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2021, there were 6.6 million stock options expected to vest with a weighted average exercise price of $23.90 per share, a weighted average contractual remaining life of 8.4 years with an aggregate intrinsic value of $17.2 million. At December 31, 2021, the aggregate intrinsic value of stock options exercisable was $8.7 million with a weighted average remaining contractual term of 4.7 years. The number of stock options expected to vest was determined by applying the pre‑vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At December 31, 2021, there was $31.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. Included within the outstanding stock option balances at December 31, 2021 was 0.4 million performance-based stock options that were granted in 2019 and valued using a Monte Carlo simulation model. The weighted average grant date fair value of such performance-based stock options was $16.78. The unrecognized compensation cost related to these performance-based stock options was $1.1 million at December 31, 2021 and is included in the unrecognized compensation cost noted above.

Time‑Based Restricted Stock Unit Awards

A summary of time-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2021	5,555,262	$27.45
Granted	3,896,511	$20.83
Vested	(1,888,921)	$29.80
Forfeited	(1,240,167)	$23.79
Unvested, December 31, 2021	6,322,685	$23.38

The weighted average grant date fair value of time‑vesting RSUs granted during the years ended December 31, 2021, 2020 and 2019 were $20.83, $20.22 and $30.47, respectively. The total fair value of time-vesting RSUs that vested during the years ended December 31, 2021, 2020 and 2019, was $56.3 million, $45.9 million and $42.4 million, respectively.

At December 31, 2021, there was $61.8 million of total unrecognized compensation cost related to unvested time-vesting RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

Performance-Based Restricted Stock Unit Awards

In February 2021 and 2020, the compensation committee of the Company’s board of directors approved awards of performance-based RSUs to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and/or R&D performance criteria to be assessed over a performance period of three years from the date of the grant, and subject, at the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2021	498,984	$23.43
Granted	581,298	$23.09
Forfeited	(24,474)	$23.43
Vested	(177,946)	$23.43
Unvested, December 31, 2021	877,862	$23.20

The weighted average grant date fair value of performance-based RSUs granted during the years ended December 31, 2021 and 2020 were $23.09 and $23.43, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2021 and 2020 were $4.2 million and none, respectively. At December 31, 2021, there was $2.7 million of unrecognized compensation cost related to the performance-based RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met. The unvested awards will expire if it is determined that the performance criteria have not been met during the applicable three-year performance period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RESTRUCTURING

On October 18, 2019, the Company approved a restructuring plan following a review of its operations, cost structure and growth opportunities (the “Restructuring”). The Restructuring included a reduction in headcount of approximately 160 employees across the Company. The Company recorded a charge of $13.4 million in the fourth quarter of 2019 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which resulted in cash expenditures and substantially all of which were paid out by December 31, 2020. At December 31, 2021 and 2020, none and $0.5 million of the restructuring accrual were included within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets, respectively.

16. ACQUISITION

On November 18, 2019, the Company entered into a definitive agreement to acquire Rodin Therapeutics, Inc. (“Rodin”), a privately held biopharmaceutical company focused on developing novel, small molecule therapeutics for synaptopathies. The acquisition was completed on November 25, 2019 and, under the terms of the agreement, the Company made an upfront cash payment of $98.1 million to Rodin’s former security holders and agreed to make up to $850.0 million in future payments, $225.0 million of which would be triggered upon achievement by the development candidates acquired in the acquisition of Rodin of certain specified clinical milestones, $300.0 million of which would be triggered by the development candidates acquired in the acquisition of Rodin of certain regulatory milestones and $325.0 million of which would be triggered upon the attainment of certain sales thresholds.

The Company accounted for the transaction as an asset acquisition, as substantially all of the fair value of Rodin’s gross assets acquired were concentrated in its in-process research and development (“IPR&D”), which was largely in the preclinical stage. As the IPR&D was determined to not have an alternative future use, the Company recorded a charge to R&D expense in the accompanying consolidated statements of operations and comprehensive loss of $86.6 million, which was the amount determined to be the relative fair value of the $98.1 million payment attributed to the acquired IPR&D. In the year ended December 31, 2021, the Company made a $25.0 million contingent consideration payment to the former security-holders of Rodin, which was recorded as R&D expense in the accompanying consolidated statements of operations and comprehensive loss. The Company has not recorded any of the remaining $825.0 million in possible contingent consideration payments as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2021.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Item 1— Business” of this Annual Report for information with respect to IP protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2021, 2020 and 2019 is summarized in Note 3, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

The Company’s significant collaborative arrangements are described below:

Janssen

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021, the Company received notice of partial termination in the U.S. of its license agreement with Janssen related to INVEGA SUSTENNA, INVEGA TRINZA, and INVEGA HAFYERA. The basis for this termination is Janssen’s assertion that it does not utilize the Company’s NanoCrystal technology licensed under the license agreement. The Company strongly disagrees with Janssen’s position and is prepared to pursue all options at its disposal to enforce its contractual rights and address any unauthorized use of its intellectual property.

Under a license agreement with Janssen Pharmaceutica N.V., the Company granted Janssen a worldwide exclusive license under its NanoCrystal technology to develop, commercialize and manufacture injectable pharmaceutical products containing 9 O-H risperidone palimate and related products, which include the long-acting INVEGA products.

Under this license agreement, the Company received milestone payments from Janssen upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. The agreement also provides for tiered royalty payments between 5% and 9% of net sales of products subject to this agreement in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents claiming the product in such country. The know‑how royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know‑how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from first commercial sale of a product These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement, unless earlier terminated, terminates upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products, subject to certain surviving obligations.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Germany, Italy, Japan, Spain and the United Kingdom, in each case where the fifteen‑year minimum shall pertain regardless. After expiration, Janssen retains a non‑exclusive, royalty‑free license to manufacture, use and sell RISPERDAL CONSTA.

The Company exclusively manufactures RISPERDAL CONSTA for commercial sale. Under its manufacturing and supply agreement with Janssen, the Company records manufacturing revenues when product is fully manufactured and approved for shipment by both Janssen and the Company. Revenue is based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the applicable calendar year. This percentage is determined based on Janssen’s unit demand for such calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. Either party may terminate the manufacturing and supply agreement upon a material breach by the other party, which is not resolved within 60 days after receipt of a written notice specifying the material breach or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to the Company. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to the Company on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

Biogen

Under a license and collaboration agreement with Biogen, which the Company entered into in November 2017 and amended in October 2018, January 2019 and October 2019, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement.

Under this license and collaboration agreement, the Company received an upfront cash payment and milestone payments upon the achievement of certain development and other milestones, including FDA approval of the NDA for VUMERITY in October 2019, and amendment of the license and collaboration agreement in October 2019. The Company is also eligible to receive additional payments upon achievement of certain additional milestones, including development milestones relating to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current income tax provision (benefit):
U.S. federal	$2,700	$2,943	$(471)
U.S. state	1,079	1,396	354
Rest of world	3	—	—
Deferred income tax provision (benefit):
U.S. federal	5,908	9,876	(1,503)
U.S. state	(827)	109	881
Ireland	—	—	303
Total tax provision (benefit)	$8,863	$14,324	$(436)

The income tax provision in 2021 and 2020 were primarily due to U.S. federal and state taxes on income earned in the U.S. and the tax impact of employee equity activity. The income tax benefit in 2019 was primarily due to a significant benefit relating to the foreign derived intangible income (“FDII”) proposed regulations issued by the U.S. Department of the Treasury and the U.S. Internal Revenue Service in March 2019.

No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $452.0 million at December 31, 2021. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $45.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

The distribution of the Company’s loss before the provision (benefit) for income taxes by geographical area consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Ireland	$(54,070)	$(138,070)	$(141,869)
U.S.	14,764	41,599	(55,102)
Rest of world	—	(66)	(85)
Loss before provision (benefit) for income taxes	$(39,306)	$(96,537)	$(197,056)

The components of the Company’s net deferred tax assets (liabilities) consists of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Deferred tax assets:
NOL carryforwards	$222,508	$233,755
Tax credits	58,704	59,098
Accrued expenses and reserves	52,308	49,730
Share-based compensation	40,455	44,480
Other	7,758	6,651
Less: valuation allowance	(249,112)	(253,649)
Total deferred tax assets	132,621	140,065
Deferred tax liabilities:
Property, plant and equipment	(50,187)	(52,707)
Other	(1,150)	(1,697)
Total deferred tax liabilities	(51,337)	(54,404)
Net deferred tax assets	$81,284	$85,661

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in the valuation allowance associated with deferred taxes consists of the following:

(In thousands)	Balance at Beginning of Period	(Additions) / Reductions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2019	$(219,093)	$(22,966)	$(242,059)
Deferred tax asset valuation allowance for the year ended December 31, 2020	$(242,059)	$(11,590)	$(253,649)
Deferred tax asset valuation allowance for the year ended December 31, 2021	$(253,649)	$4,537	$(249,112)

(1)

The (additions)/reductions in each of the periods presented relate primarily to Irish NOLs. Additionally, in 2019 the Company’s valuation allowance was increased by $3.0 million as a result of the attributes acquired as part of the acquisition of Rodin.

At December 31, 2021, the Company maintained a valuation allowance of $23.0 million against certain U.S. state deferred tax assets and $226.1 million against certain Irish deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the remaining valuation allowances could be released in part or in whole. If the Company incurs losses in the U.S. in the future, the evaluation of the recoverability of the U.S. deferred tax assets could change and a valuation allowance against the U.S. deferred tax assets may be required in part or in whole.

As of December 31, 2021, the Company had $1.5 billion of Irish NOL carryforwards, $17.1 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $46.8 million of federal R&D credits and $25.6 million of state tax credits which will either expire on various dates through 2041 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares.

As a result of the acquisition of Rodin, the Company acquired $51.3 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $0.7 million of U.S. federal R&D credit carryforwards and $0.4 million of state R&D credit carryforwards. These attributes are subject to multiple limitations based upon prior changes in the ownership of the ordinary shares of Rodin.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2021	2020	2019
Statutory tax rate	12.5%	12.5%	12.5%

Loss before income taxes at statutory rate	$(4,913)	$(12,067)	$(24,632)

Share-based compensation	7,841	8,972	6,287
Foreign rate differential(1)	5,811	7,798	5,390
Change in valuation allowance	(4,537)	11,590	19,882
Intercompany amounts(2)	10,707	6,234	(1,125)
Irish rate differential(3)	1,817	2,511	(146)
Uncertain tax positions	704	811	776
Non deductible lobbying expenses	637	683	736
U.S. state income taxes, net of U.S. federal benefit	248	1,298	1,051
Federal tax law change(4)	-	248	(8,111)
In-process R&D(5)	2,724	84	10,824
Foreign derived intangible income	(3,875)	(3,125)	(3,450)
R&D credit	(8,488)	(11,198)	(8,846)
Other permanent items(6)	187	485	928
Income tax provision (benefit)	$8,863	$14,324	$(436)

Effective tax rate	(22.5)%	(14.8)%	0.2%

(1)	Represents income or losses of non-Irish subsidiaries, including U.S. subsidiaries, subject to tax at a rate other than the Irish statutory rate.
(2)	Intercompany amounts include cross-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company's consolidated loss before taxes.
(3)	Represents income or losses of Irish companies subject to tax at a rate other than the Irish statutory rate.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)

During the year ended December 31, 2019, federal tax law change represents federal income tax benefit related to the foreign derived intangible income deductions for 2018 following the publications by the IRS and the Department of Treasury of proposed regulations in March 2019.

(5)	Represents the tax effect of the research and development expense recorded in connection with the acquisition of Rodin.
(6)	Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses and non-deductible compensation of senior officers of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2018	$6,081
Additions based on tax positions related to prior periods	38
Additions based on tax positions related to the current period	738
Balance, December 31, 2019	$6,857
Additions based on tax positions related to prior periods	15
Additions based on tax positions related to the current period	796
Balance, December 31, 2020	$7,668
Reductions based on tax positions related to prior periods	(27)
Additions based on tax positions related to the current period	731
Balance, December 31, 2021	$8,372

The unrecognized tax benefits at December 31, 2021, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2021, 2020 and 2019, the Company's accrued interest and penalties related to uncertain tax positions were not material.

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2017 through 2021 fiscal years remain subject to examination by the respective tax authorities. In Ireland, the 2017 through 2021 fiscal years remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 1999 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

The years ended December 31, 2018 and 2017 for Alkermes Finance S.a.r.l are currently under examination by the Tax Authorities in Luxembourg. There are no uncertain tax positions or adjustments under examination at this time.

19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2021, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”) and in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in the U.S. District Court for the District

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Delaware in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience, and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. On October 8, 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. On December 22, 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit, which were consolidated in January 2022. The Pharmascience Lawsuit and Tolmar Lawsuit remain pending. The Company is not a party to any of these proceedings.

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

VIVITROL ANDA Litigation

In September 2020, Alkermes, Inc. and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the NJ District Court against Teva and Teva PI following the filing by Teva of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VIVITROL (naltrexone for extended-release injectable suspension) before the expiration of the Company’s U.S. Patent No. 7,919,499. Teva filed its Answer on November 16, 2020, which included counterclaims against the Company. The Company filed its Reply to Teva’s counterclaims on December 7, 2020. The Company intends to vigorously defend its intellectual property. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984.

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and federal governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Litigation

In December 2018 and January 2019, purported stockholders of the Company filed putative class actions against the Company and certain of its officers in the U.S. District Court for the Eastern District of New York (the “EDNY District Court”) captioned Karimian v. Alkermes plc, et al., No. 1:18-cv-07410 and McDermott v. Alkermes plc, et al., No. 1:19-cv-00624, respectively. In March 2019, the EDNY District Court consolidated the two cases and appointed a lead plaintiff. The plaintiff filed an amended complaint on July 9, 2019 naming one additional officer of the Company and one former officer of the Company as defendants. The amended complaint was filed on behalf of a putative class of purchasers of Alkermes securities during the period of July 31, 2014 through November 1, 2018 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions regarding the Company’s clinical methodologies and regulatory submission for ALKS 5461 and the FDA’s review and consideration of that submission. The lawsuit seeks, among other things, unspecified money damages, prejudgment and postjudgment interest, reasonable attorneys’ fees, expert fees and other costs. In February 2021, the EDNY District Court entered a final judgment and order dismissing the action in its entirety (the “Final Judgment and Order”). In March 2021, the plaintiff filed a notice of appeal captioned In re Alkermes Public Limited Co. Securities Litig., No. 21-801, appealing the Final Judgment and Order to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 7, 2021, the Second Circuit issued a Summary Order affirming the EDNY District Court’s Final Judgment and Order.

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

Purchase Commitments

The Company has open purchase orders for plant and equipment as part of its normal course of business. At December 31, 2021, the Company’s open purchase orders were $14.1 million for capital commitments.