Form 10-K/A
period 2021-12-31
Alkermes plc.
filed 2022-04-29
CIK 1520262

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

As of April 22, 2022, 163,426,943 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.
Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission File Number 001-35299), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2022 (the “2021 Annual Report”). The principal purpose of this Amendment is to amend Part III of the 2021 Annual Report to include the information that was intended to be incorporated therein by reference to the registrant’s definitive proxy statement for its 2022 annual general meeting of shareholders, and to update certain of the information included on the cover page of the 2021 Annual Report and in the list of exhibits included and Item 15 of the Exhibit Index of the 2021 Annual Report. This Amendment hereby amends the cover page, Part III (Items 10 through 14) and Part IV (Item 15) of the 2021 Annual Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2021 Annual Report. This Amendment does not reflect events occurring after the filing of the 2021 Annual Report (i.e., those events occurring after February 16, 2022) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2021 Annual Report and the registrant’s other filings with the SEC.

ALKERMES PLC AND

SUBSIDIARIES

Amendment No.1 TO

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2021

Cautionary Note Concerning Forward-Looking Statements

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words.

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. These risks, assumptions and uncertainties, and other material risks to our business are discussed in “Part I, Item 1A—Risk Factors” in the 2021 Annual Report.  In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Amendment might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Amendment, which speak only as of the date of this Amendment. All subsequent written and oral forward-looking statements concerning the matters addressed in this Amendment and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Note Regarding Company and Product References

We are a fully-integrated, global biopharmaceutical company that applies our scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We have a portfolio of proprietary commercial products focused on alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder, and a pipeline of product candidates in development for neurodegenerative disorders and cancer. Headquartered in Dublin, Ireland, we have a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Amendment is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Amendment include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies and (b) references to the “biopharmaceutical industry” in this Amendment are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry”.

Note Regarding Trademarks

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, Alkermes Inspiration Grants®, ARISTADA®, ARISTADA INITIO®, LYBALVI® and VIVITROL®. Other trademarks, trade names and service marks appearing in this Amendment are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Amendment are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Director Biographical Information

The following descriptions set forth certain biographical information regarding each member of the Company’s board of directors (the “Board”), including their respective ages as of the date of this Amendment and information regarding their business experience and specific qualifications and skills that qualify them to serve on the Board.

Emily Peterson Alva
Age: 47

Experience: Ms. Alva is an experienced financial, strategic and business advisor to founders and leadership teams of growth companies. She previously served as an investment banker at Lazard, a financial advisory and asset management firm, where she worked from 1997 to 2013, most recently as an M&A Partner. During her Lazard tenure, Ms. Alva advised corporate boards and leadership teams on corporate strategy initiatives. Ms. Alva is currently on the boards of directors of Amneal Pharmaceuticals, Inc., a public pharmaceutical company, Robotic Research, LLC, a private autonomous technology company, and the Mission Society of New York City. She is also a corporate board partner with the Nasdaq Center for Board Excellence and a member of PathNorth, the NextGen Board Leaders, the EY Audit Committee Leaders and Extraordinary Women on Boards. Ms. Alva received a B.A. in Economics from Barnard College, Columbia University.

Qualifications and Skills: Ms. Alva brings to our Board more than two decades of experience leading transactions and strategic evaluations for boards and leadership teams of large global companies and growth companies across many sectors, including specific expertise in healthcare and pharmaceuticals. The Board benefits from her financial, business development, transactional and strategic expertise, her experience serving on public and private company boards and her experience and insights in a variety of corporate governance matters.

Director since: May 2021* Current Public Company Boards: Amneal Pharmaceuticals, Inc. (NYSE: AMRX) since May 2018
* Ms. Alva was appointed to the Board in connection with an agreement entered into between the Company and shareholder Elliott Advisors (UK) Limited and its affiliates in December 2020.

David W. Anstice AO
Age: 73

Experience: Mr. Anstice served as Executive Vice President of Merck & Co., Inc. (“Merck”) from 2006 until his retirement in 2008, with responsibility for enterprise strategy and implementation. During separate parts of this period he served as acting President, Global Human Health and as President of Merck’s business in Japan. Prior to that, Mr. Anstice served as President of Merck from 2003 to 2006, with responsibility for Merck’s Asia Pacific businesses. In his 34 years with Merck, he held a variety of positions including President, U.S. Human Health; President, Human Health, the Americas; President, U.S./Canada; and President, Human Health, Europe. He reported to the Chief Executive Officer of Merck from 1994 until his retirement in 2008. Mr. Anstice currently serves as a non-executive director of NeuClone Pharmaceuticals Pty Ltd., an unlisted clinical-stage biopharmaceutical company based in Australia. Mr. Anstice previously served as a non-executive director of CSL Limited, a global biopharmaceutical company, from September 2008 until October 2018, and as a member of the board of the University of Sydney USA Foundation. He is currently an Adjunct Professor at the University of Sydney Business School.

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

Director since: September 2011 Current Public Company Boards: None

Shane M. Cooke
Age: 59

Experience: Mr. Cooke served as our President and as President of Alkermes Pharma Ireland Limited (“APIL”), a wholly-owned subsidiary of the Company, from September 2011 until his retirement in March 2018. He became a member of our Board upon his retirement. In addition, Mr. Cooke has been chairman of the board of directors of APIL since September 2011. Mr. Cooke served as Executive Vice President of Elan Corporation, plc (“Elan”) and Head of Elan Drug Technologies from May 2007 to September 16, 2011 and as the Chief Financial Officer of Elan from July 2001 until May 2011. Mr. Cooke served as a director of Elan from May 2005 to September 16, 2011. Prior to joining Elan, Mr. Cooke was Chief Executive of Pembroke Capital Limited, an aviation leasing company, and prior to that, he held a number of senior finance positions in the banking and aviation industries. Mr. Cooke previously served on the board of directors of UDG Healthcare plc, formerly a publicly-traded healthcare company, from February 2019 to August 2021. He is a chartered accountant.

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

Director since: March 2018 Current Public Company Boards: Prothena Corporation plc (Nasdaq: PRTA) since 2012 Endo International plc (Nasdaq: ENDP) since 2014

David A. Daglio, Jr.
Age: 55

Experience: Mr. Daglio most recently served as a non-executive director of Mellon Investments Corporation, a global investment manager (“Mellon”), from 2019 to January 2020 and as Executive Vice President, Chief Investment Officer and Executive Director of Mellon from 2017 to 2019. He also served as Mellon’s head of Opportunistic Value Strategies. Since joining Mellon in 1998, Mr. Daglio worked with institutional clients and boards around the world, managed numerous investors and grew portfolio assets by more than five-fold, and helped to design, launch, and manage a unique equity investing approach. Prior to his investing career, Mr. Daglio was a management consultant at Deloitte and an engineer for The Dannon Company. Mr. Daglio previously served as a director of The Boston Company and Mellon. Mr. Daglio earned a bachelor’s degree in mechanical engineering from Rensselaer Polytechnic Institute and a Master of Business Administration from New York University’s Stern School of Business.

Qualifications and Skills: Mr. Daglio brings to our Board a seasoned institutional investment management perspective and strong management and leadership experience. The Board benefits from his experience in portfolio management, value creation, and transactional matters, and from his service on other boards of directors, including his current service on the board of directors and remuneration committee of Total Brain Ltd.

Director since: December 2020 Current Public Company Boards: Total Brain Ltd. (ASX:TTB) since January 2020

Wendy L. Dixon, Ph.D.
Age: 66

Experience: Dr. Dixon has extensive experience in the pharmaceutical and biotechnology industries, combining a technical background with experience in drug development, regulatory affairs and marketing, and has directed the launch and growth of more than twenty pharmaceutical products. Dr. Dixon was Chief Marketing Officer and President, Global Marketing for Bristol-Myers Squibb and served on its Executive Committee from 2001 to 2009. She was Senior Vice President, Marketing at Merck from 1996 to 2001 and, prior to that, held executive management positions at West Pharmaceuticals, Osteotech and Centocor and various positions in marketing, regulatory affairs, project management and as a biochemist at SmithKline and French (now GlaxoSmithKline). Dr. Dixon was formerly on the boards of directors of then-public companies Ardea Biosciences, Inc., Dentsply International, Furiex Pharmaceuticals and Orexigen Therapeutics, Inc. during various periods from 2005 to 2016, and more recently on the boards of directors of public biopharmaceutical companies bluebird bio, Inc. from 2013 to November 2021, Sesen Bio, Inc. (formerly Eleven Biotherapeutics, Inc.) from 2014 to February 2020 and Voyager Therapeutics, Inc. from January 2017 to January 2021. She is also the principal of Great Meadow Consultancy. She was a Senior Advisor to The Monitor Group, now Deloitte, from 2010 to 2012.

Qualifications and Skills: Dr. Dixon brings to our Board a depth of experience in the global marketing of pharmaceutical products across a broad variety of disease states. Dr. Dixon has a strong technical background, direct experience in product development and regulatory affairs, and has successfully built and grown commercial organizations in the U.S. and Europe, all of which provide valuable insight to our Board regarding the development and commercialization of pharmaceutical products. Dr. Dixon’s additional qualifications include her deep industry knowledge and her reputation as a strategic thinker with a focus on execution, as well as her ability to provide direction regarding improvements to the interface between research and development and marketing. Dr. Dixon’s service on other company boards of directors provides experience relevant to corporate governance practices.

Director since: September 2011

Current Public Company Boards:

Arvinas, Inc. (Nasdaq: ARVN) since June 2020

Black Diamond Therapeutics, Inc. (Nasdaq: BDTX) since April 2022

Incyte Corporation* (Nasdaq: INCY) since 2010

* Dr. Dixon has announced her retirement from the board of directors of Incyte Corporation, effective at the time of its 2022 annual meeting of stockholders.

Richard B. Gaynor, M.D.
Age: 72

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

Director since: September 2019 Current Public Company Boards: Infinity Pharmaceuticals, Inc. (Nasdaq: INFI) since March 2020 Zai Lab Limited (Nasdaq: ZLAB) since November 2021

Cato T. Laurencin, M.D., Ph.D.
Age: 63

Experience: Dr. Laurencin is the University Professor and Albert and Wilda Van Dusen Distinguished Endowed Professor of Orthopaedic Surgery at the University of Connecticut (“UConn”), where he also serves as Professor of Chemical and Biomolecular Engineering, Professor of Materials Science and Engineering and Professor of Biomedical Engineering. He has been a professor at UConn since 2008. Dr. Laurencin is a practicing surgeon and serves as the Chief Executive Officer of The Connecticut Convergence Institute for Translation in Regenerative Engineering. Dr. Laurencin previously served as Vice President for Health Affairs and Dean of the School of Medicine at UConn. Dr. Laurencin is a pioneer in the field of regenerative engineering, and an expert in biomaterials science, stem cell technology and nanotechnology. He currently serves on the board of directors of MiMedx Group, Inc., a public company focused on advanced wound care and therapeutic biologics. Dr. Laurencin received his B.S.E. degree in chemical engineering from Princeton University, his Ph.D. in biochemical engineering and biotechnology from the Massachusetts Institute of Technology, and his M.D. from Harvard Medical School.

Qualifications and Skills: Dr. Laurencin brings to our Board extensive experience across a wide range of medical and scientific disciplines, strong administrative skills, and a focus on public health that is consistent with the Company’s values and business strategy. The Board benefits from his vast medical and scientific knowledge, his leadership and administrative experience, his involvement in mentoring and other activities that promote diversity and excellence in science, and his dedication to social justice research and addressing health disparities.

Director since: November 2021* Current Public Company Boards: MiMedx Group, Inc. (Nasdaq: MDXG) since November 2020
* Dr. Laurencin was appointed to the Board in connection with an agreement reached between the Company and shareholder Sarissa Capital Offshore Master Fund LP and its affiliates in April 2021.

Brian P. McKeon
Age: 60

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

Director since: December 2020 Current Public Company Boards: None

Richard F. Pops
Age: 60

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

Qualifications and Skills: Mr. Pops’ qualifications for our Board include his leadership experience, business judgment and deep industry knowledge. As a senior executive of Alkermes, he provides in-depth knowledge of the Company derived from leading our day-to-day operations. His ongoing involvement as a board member of BIO and PhRMA, brings to the organization extensive knowledge of the current state of the pharmaceutical industry and the policy issues impacting healthcare today. As a Co-Chair of BIO’s Regulatory Environment Committee, and a member of its Health Section Governing Board, and as a member of PhRMA’s FDA and Biomedical Research Committee, Mr. Pops is an influential industry leader on U.S. Food and Drug Administration (“FDA”) regulatory policy issues, including recent Prescription Drug User Fee Act reauthorizations. Mr. Pops has also played a leadership role in the industry in identifying pathways to allow patient voices to be incorporated into the drug development and approval process, which is a fundamental principle on which we operate our business.

Director since: September 2011 Current Public Company Boards: Neurocrine Biosciences, Inc. (Nasdaq: NBIX) since 1998

Nancy L. Snyderman, M.D.
Age: 70

Experience: Dr. Snyderman is a board-certified otolaryngologist and is currently a consulting professor at Stanford University Center for Innovation in Global Health. She served as Chief Medical Editor at NBC News from 2006 until 2015 and was a clinical professor of otolaryngology at the University of Pennsylvania from August 2003 to December 2015. Dr. Snyderman was Senior Vice President Corporate Communications at Johnson & Johnson, a publicly-traded pharmaceutical company, from January 2003 to September 2006. She practiced as an otolaryngologist at California Pacific Medical Center from July 1994 to June 2003 and acted as Medical Editor for ABC News from 1987 until May 2003. Dr. Snyderman is a fellow in the American College of Surgeons. She previously served on the board of directors of the Fair Food Network, a nonprofit organization dedicated to the growth of community health and wealth through food. During Dr. Snyderman’s tenure as a medical journalist at NBC News and ABC News, she received Emmy Awards, Edward R. Murrow Awards, a Columbia University DuPont Award, and a Gracie Award for her reporting. Dr. Snyderman attended medical school at the University of Nebraska and completed residencies in pediatrics and otolaryngology at the University of Pittsburgh.

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

Director since: May 2016

Current Public Company Boards:

Axonics, Inc. (Nasdaq: AXNX) since April 2019

Lyra Therapeutics, Inc. (Nasdaq: LYRA) since October 2020

Future Health ESG Corp. (Nasdaq: FHLT) since September 2021

Frank Anders “Andy” Wilson
Age: 63

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

Director since: September 2019 Current Public Company Boards: Cabot Corporation (NYSE: CBT) since September 2018 Novanta Inc. (Nasdaq: NOVT) since May 2021

Nancy J. Wysenski
Age: 64

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

Director since: May 2013 Current Public Company Boards: Provention Bio, Inc. (Nasdaq: PRVB) since May 2020 Cytokinetics, Inc. (Nasdaq: CYTK) since November 2020

Executive Officers

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

Name	Age	Position
Iain M. Brown	53	Senior Vice President, Chief Financial Officer
David J. Gaffin	50	Senior Vice President, Chief Legal Officer and Chief Compliance Officer*
Craig C. Hopkinson, M.D.	54	Executive Vice President, Research and Development and Chief Medical Officer
Blair C. Jackson	49	Executive Vice President, Chief Operating Officer
Michael J. Landine	68	Senior Vice President, Corporate Development and Chief Risk Officer
C. Todd Nichols	53	Senior Vice President, Chief Commercial Officer
Richard F. Pops	60	Chief Executive Officer and Chairman of the Board

*  Mr. Gaffin also serves as Secretary of the Company.

Information about the number of our ordinary shares beneficially owned by our executive officers, directly and indirectly, appears in the section entitled “Ownership of the Company’s Ordinary Shares” beginning on page 51 of this Amendment.

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

Experience: Prior to assuming his current positions, Mr. Gaffin served as Senior Vice President and Chief Legal Officer of Alkermes, Inc. and Secretary of the Company from December 2017 to March 2018. Mr. Gaffin served as Senior Vice President and Chief Legal Officer of Alkermes, Inc. from May 2016 to December 2017. Mr. Gaffin served as Vice President, U.S. General Counsel of Alkermes, Inc., from January 2014 to May 2016. Mr. Gaffin served as Vice President, Deputy General Counsel of Alkermes, Inc. from October 2011 to January 2014, and prior to that in roles of increasing responsibility since joining Alkermes, Inc. in 2005. Prior to joining Alkermes, Mr. Gaffin held the role of Assistant General Counsel at Biogen Inc., where he provided legal counsel on product-related matters and collaboration and licensing transactions.

Craig C. Hopkinson, M.D. Executive Vice President, Research and Development and Chief Medical Officer
Appointment to Current Position(s): January 2020

Experience: Prior to assuming his current positions, Dr. Hopkinson was our Chief Medical Officer, and Senior Vice President of Medicines Development and Medical Affairs of Alkermes, Inc. from February 2018 to January 2020, and Chief Medical Officer and Senior Vice President of Clinical Development and Medical Affairs of Alkermes, Inc. from May 2017 to February 2018. Prior to joining Alkermes, Dr. Hopkinson served as Senior Vice President of Clinical Development and Head of Global Medical Affairs at Vertex Pharmaceuticals Incorporated, a global biopharmaceutical company, from July 2014 until May 2017. Prior to that, Dr. Hopkinson held various executive management positions at Eisai Pharmaceuticals, including President Eisai Value Maximization Systems from January 2013 to July 2014 and President and Chief Medical Officer of the Frontier Product Creation Unit from October 2011 to December 2012. Dr. Hopkinson has extensive experience in research and development, medical affairs, and interactions with the FDA.

Blair C. Jackson Executive Vice President, Chief Operating Officer
Appointment to Current Position(s): January 2021

Experience: Prior to assuming his current position, Mr. Jackson served as Senior Vice President, Corporate Planning of Alkermes, Inc. from July 2018 to January 2021, responsible for our business development and alliance management, business planning, new product planning, data analytics and market research and corporate operations functions. From May 2016 to July 2018, Mr. Jackson served as Senior Vice President, Business Development of Alkermes, Inc. From 2006 to May 2016, Mr. Jackson served as Vice President, Business Development of Alkermes, Inc. Prior to that, Mr. Jackson held various scientific and corporate roles within Alkermes, Inc. since joining Alkermes in 1999. Mr. Jackson is a member of the board of directors of Synchronicity Pharma, Inc., a private clinical-stage biopharmaceutical company.

Michael J. Landine Senior Vice President, Corporate Development and Chief Risk Officer
Appointment to Current Position(s): March 2018

Experience: Prior to assuming his current positions, from September 2011 to March 2018, Mr. Landine served as Senior Vice President, Corporate Development of Alkermes, Inc. From May 2007 to September 16, 2011, Mr. Landine served as Senior Vice President, Corporate Development of Alkermes, Inc. From March 1999 until May 2007, Mr. Landine served as Vice President, Corporate Development of Alkermes, Inc. From March 1988 until June 1998, he was Chief Financial Officer and Treasurer of Alkermes, Inc. Mr. Landine was formerly a member of the board of directors of Kopin Corporation, a publicly-traded manufacturer of components for electronic products, ECI Biotech, a privately held protein sensor company, and GTC Biotherapeutics, Inc., a publicly-traded biotechnology company. Mr. Landine was previously a Certified Public Accountant.

C. Todd Nichols Senior Vice President, Chief Commercial Officer
Appointment to Current Position(s): May 2020

Experience: Prior to assuming his current position, Mr. Nichols served as Senior Vice President, Sales and Marketing of Alkermes, Inc. from May 2019 to May 2020. Prior to joining Alkermes, Inc., Mr. Nichols served as Vice President of Sales and Marketing, Inflammation and Immunology at Celgene Corporation, a global biopharmaceutical company, from 2018 to 2019 and as Vice President of Sales and Field Operations, Neurology and Hemophilia at Biogen, Inc., a global biopharmaceutical company, from 2014 to 2017. Prior to that, Mr. Nichols worked for Merck, serving as Vice President and Head of the US Vaccines Business Unit from 2011 to 2014 and as National Sales Leader, Specialty Commercial Operations-Women’s Health Care from 2009 to 2011. Prior to that, Mr. Nichols held a variety of positions at Schering-Plough Corporation (acquired by Merck in 2009), including Area Vice President, Sales and Regional Sales Director.

There are no family relationships among any of our directors or executive officers.

Certain Corporate Governance Matters

Audit and Risk Committee of the Board

The Audit and Risk Committee of the Board (the “Audit and Risk Committee”) is currently comprised of three members: Frank Anders Wilson (Chair), Nancy L. Snyderman, M.D. and David A. Daglio, Jr., each of whom is independent as defined in Rule 5605(a)(2) and 5605(c)(2) of the Nasdaq Stock Market (“Nasdaq”) listing standards and the applicable requirements of the Exchange Act. In compliance with the Sarbanes-Oxley Act of 2002, the Board has determined based on available facts and circumstances that Mr. Wilson is an “audit committee financial expert” as defined by the SEC.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of the Company’s directors, employees and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Business Conduct and Ethics meets the requirements of a “code of ethics” (as defined in the regulations promulgated under the Securities Act and the Exchange Act) and a “code of conduct” (as defined in the applicable rules and regulations of Nasdaq (the “Nasdaq Rules”)). A current copy of this Code of Business Conduct and Ethics is available on the Corporate Governance page of the Investors section of our website at www.alkermes.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements, on our website. A copy of our Code of Business Conduct and Ethics may also be obtained, free of charge, from the Company upon request directed to: Alkermes Investor Relations, Connaught House, 1 Burlington Road, Dublin 4, Ireland, D04 C5Y6.

Members of the Board shall act at all times in accordance with the requirements of the Company’s Code of Business Conduct and Ethics, which is applicable to each director in connection with their activities relating to the Company. This obligation shall at all times include, without limitation, adherence to the Company’s policies with respect to conflicts of interest, confidentiality, protection and proper use of the Company’s assets, ethical conduct in business dealings and respect for, and compliance with, applicable law. Any request for a waiver of any of the requirements of the Code of Business Conduct and Ethics with respect to any individual director or any executive officer shall be reported to the Board and subject to its approval.

Procedure for Recommendation by Shareholders of Director Nominees

No material changes have been made to the procedures by which shareholders may recommend director nominees to our Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Company’s ordinary shares, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. To the Company’s knowledge, all such reports were timely filed during 2021, except that, due to technical difficulties with the EDGAR system, one report on Form 3 for Mr. Jackson was inadvertently filed late.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This “Compensation Discussion and Analysis” section discusses our executive compensation policies and arrangements as they relate to the following executive officers of the Company. These individuals are referred to as our “named executive officers” for 2021 (references in this Amendment to our named executive officers exclude Mr. Frates unless context requires otherwise):

Named Executive Officer	Position
Richard F. Pops	Chief Executive Officer and Chairman of the Board
Iain M. Brown	Senior Vice President, Chief Financial Officer
James M. Frates(1)	Former Senior Vice President, Chief Financial Officer
Craig C. Hopkinson, M.D.	Executive Vice President, Research and Development and Chief Medical Officer
Blair C. Jackson	Executive Vice President, Chief Operating Officer
David J. Gaffin	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary
(1)	Mr. Frates terminated his employment with the Company in January 2021.

Leadership Changes

In January 2021, we announced a number of changes to our executive leadership team, including the departure of Mr. Frates, our former Senior Vice President, Chief Financial Officer, and the appointment of Messrs. Brown and Jackson to the roles of Senior Vice President, Chief Financial Officer and Executive Vice President, Chief Operating Officer, respectively. Prior to these changes, Messrs. Brown and Jackson served as our Senior Vice President, Chief Accounting Officer and Senior Vice President, Corporate Planning, respectively.

Business Overview

We are a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop, manufacture and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We are currently developing a pipeline of potential new proprietary products for neurodegenerative disorders and cancer. We manufacture and commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence, ARISTADA for the treatment of schizophrenia, ARISTADA INITIO for initiation onto ARISTADA for the treatment of schizophrenia and LYBALVI for the treatment of schizophrenia and bipolar I disorder. We also manufacture commercial products that incorporate our proprietary technologies under license, which are owned and commercialized by other biopharmaceutical companies and for which we receive manufacturing and/or royalty revenues. Headquartered in Dublin, Ireland, we have an R&D center in Waltham, Massachusetts, an R&D and manufacturing facility in Athlone, Ireland, and a manufacturing facility in Wilmington, Ohio.

COVID-19 Ongoing Impact and Response

The COVID-19 pandemic has continued to profoundly impact our employees, their families, the economies and communities in which we live and work, and the patients that our medicines are designed to serve. Since the emergence of the pandemic in early 2020, we have continuously adapted our business practices to support the health, safety and wellness of our employees, and the uninterrupted supply of, and access to, our products for people enrolled in our clinical studies and for people living with opioid dependence, alcohol dependence, schizophrenia or bipolar I disorder. We have adopted and evolved work from home and virtual engagement policies for employees who could do their jobs remotely, instituted new health and safety protocols for employees performing essential tasks in our manufacturing facilities and laboratories, worked with clinical trial sites to support continuity of care and expanded our injection site network to facilitate patient access to our marketed products. These efforts helped to mitigate the impacts of the COVID-19 pandemic on our development programs and commercial activities and to minimize disruptions at our facilities.

In 2021, the COVID-19 pandemic continued to negatively impact healthcare providers, patients and caregivers involved in the treatment of serious mental illness and addiction in the U.S. As a result, sales of our proprietary injectable products VIVITROL and ARISTADA, and of certain third-party products from which we receive revenue, continued to be negatively impacted.

2021 Performance – Long-Term Value Creation for Patients and Shareholders

Three strategic priorities guided our management of the business in 2021: commercial execution; advancement of our development pipeline; and a focus on profitability. At the same time, we worked to enhance our foundation of strong corporate governance, dedication to patients and to our employees and our commitment to operating in an ethical and responsible manner. Consistent with these priorities, and despite COVID-19-related challenges, 2021 was a year of important accomplishments for the Company. Highlights included:

Commercial and Financial Highlights

•	Obtained FDA approval of, and commercially launched, LYBALVI (olanzapine and samidorphan), our oral antipsychotic product for the treatment of adults with schizophrenia or bipolar I disorder.
•	Increased total revenues for the year to $1.17 billion, from $1.04 billion in the prior year.
•	Achieved VIVITROL annual net sales of $343.9 million, which was toward the high end of our annual net sales guidance and represented an 11% increase compared to 2020.
•	Drove year-over-year ARISTADA prescription growth of ~14% on a months-of-therapy (“MOT”) basis, which outpaced the overall long-acting injectable market growth of ~5%.
•

Implemented new digital technologies and ways of engaging with healthcare providers, both remotely and in-person, to support uninterrupted patient and provider access to VIVITROL and ARISTADA as we continued to adapt our commercial model in response to the COVID-19 pandemic.

•

Exceeded the low end of our annual net loss in accordance with generally accepted accounting principles in the U.S. (“GAAP”) guidance and the high end of our annual non-GAAP net income guidance with a GAAP net loss of $48.2 million and non-GAAP net income of $129.1 million. See the section entitled “GAAP to Non-GAAP Reconciliation” on page 37 of this Amendment for a GAAP to non-GAAP reconciliation of this financial measure.

•	Significantly reduced operating expenses in 2021 through continued focus on disciplined capital allocation and optimization of cost structure.

Pipeline Highlights

•

Obtained FDA Fast Track designation and Orphan Drug designation for nemvaleukin alfa, our product candidate in immuno-oncology, for the treatment of mucosal melanoma, and Fast Track designation for the treatment of platinum resistant ovarian cancer (“PROC”).

•	Initiated potential registrational studies of nemvaleukin alfa for the treatment of mucosal melanoma and for the treatment of PROC.
•	Nominated ALKS 2680, our orexin 2 receptor agonist for the treatment of narcolepsy, for advancement into clinical development.
•	Initiated a phase 1 first-in-human study for ALKS 1140, our selective histone deacetylase inhibitor candidate.

Corporate and ESG Highlights

•

Expanded our diversity, inclusion and belonging (“DIB”) efforts and launched two new employee resource groups – Limitless, to support individuals with disabilities and caregivers, and Operation Salute, to support veterans.

•

Published our 4th Corporate Responsibility Report, disclosing our environmental, social and governance (“ESG”) activities, environmental performance data, new DIB initiatives, and ways in which we have continued to adapt to the COVID-19 environment.

•

Engaged with policymakers to help secure more than $1 billion in federal funding and state appropriations for use in the treatment of addiction and serious mental illness, and advanced our advocacy efforts on behalf of patients.

•

Awarded Alkermes Inspiration Grants Program grants totaling $500,000 to nonprofit organizations working to address the needs of people living with addiction, serious mental illness or cancer, including programs serving historically under-resourced or underrepresented communities.

Multi-year Shareholder Engagement and Board Responsiveness

The Compensation Committee of the Board (the “Compensation Committee”) and the Board are committed to executive compensation policies and practices that support the Company’s strategic objectives and align with the creation of shareholder value. We regularly engage with our shareholders on a variety of topics, including our business and growth strategy, financial performance, corporate governance, executive compensation practices and various ESG matters.

Shareholder Outreach, Engagement and Feedback

For the past several years, the Board and Compensation Committee have been actively soliciting shareholder feedback. Following our annual meetings in 2019 and 2020, we requested engagement meetings with shareholders who collectively held more than 75% of our outstanding shares and in each year held meetings with shareholders who collectively held approximately 65% of our outstanding shares.

In 2021, our say-on-pay proposal received support of approximately 73% of the votes cast. Following our annual meeting in 2021, we requested engagement meetings with shareholders who collectively held approximately 80% of our outstanding shares and held meetings with shareholders who collectively held approximately 65% of our outstanding shares. Our Lead Independent Director and other members of our Board participated in certain of these meetings alongside representatives of management.

During these engagements, shareholders generally acknowledged the Board and Compensation Committee’s responsiveness to shareholder feedback and the significant enhancements to our executive compensation programs, including those set forth in the table below. Two of our larger shareholders (representing approximately 20% of our outstanding shares) who voted against our say-on-pay proposal in 2021 cited our historical share price and financial performance as reasons for their vote; they did not express concerns with our executive compensation practices or our 2020 executive compensation program.

Board Responsiveness – Enhancements to Compensation Practices

Shareholder feedback received during these engagements was communicated to management, the full Board and committees of the Board, as appropriate. After careful consideration of the feedback received, the evolving needs of our business and market trends in compensation practices, the Compensation Committee implemented significant changes to our executive compensation program, primarily to enhance its performance-based nature and alignment with shareholder value creation.

Shareholder Feedback	Actions We Took in Response
Utilize peer group that reflects your company profile

Updated our peer group to eliminate certain companies whose market capitalization was significantly higher than ours. For additional detail, see the section entitled “Peer Group Selection and Review Process” on page 19 of this Amendment.

Expand use of performance-based equity

Structured 2020 and 2021 compensation to ensure that a majority of the total target value of our Chief Executive Officer’s (“CEO”) annual equity grant consisted of performance-based restricted stock unit awards (“PRSUs”), and expanded use of PRSUs as part of the annual equity grants for all named executive officers.

Long-term incentive plan (“LTIP”) metrics tied to shareholder value creation

2021 LTIP. Incorporated three-year financial (40% weighting), pipeline (40% weighting) and commercial (20% weighting) goals that align with our long-term business strategy. Included a relative total shareholder return (“TSR”) modifier that may increase or decrease the total number of vested shares underlying the PRSUs by up to 25%. For additional information on the 2021 LTIP, see the section entitled “2021 LTIP Design In Line with Shareholder Feedback” on page 29 of this Amendment.

Develop objective and measurable approach to the determination of short-term incentive plan (“STIP”) payouts

2021 STIP. Enhanced design to include objective, pre-determined financial and commercial (45% weighting), pipeline (35% weighting) and corporate responsibility (20% weighting) objectives. For additional information on the 2021 STIP, see the section entitled “2021 STIP Design In Line with Shareholder Feedback” on page 23 of this Amendment.

Link long-term profitability to executive compensation

2021 LTIP. Added long-term profitability financial goals (40% weighting) in line with targets announced in December 2020 for fiscal year (“FY”) 2023 (non-GAAP net income margin* equal to 25% of the Company’s total revenues; EBITDA margin* of 20% of the Company’s total revenues). For additional detail, see the section entitled “2021 LTIP Design In Line with Shareholder Feedback” beginning on page 29 of this Amendment.

*See the section entitled “GAAP to Non-GAAP Reconciliation” on page 37 of this Amendment for information regarding these non-GAAP financial targets.

2021 STIP. Added operational targets designed to incentivize progress in 2021 toward achievement of the Company’s long-term profitability goals for FY 2023 and FY 2024. For additional detail, see the section entitled “2021 Corporate Objectives” beginning on page 23 of this Amendment.

2022 LTIP and STIP. Included financial goals and metrics tied to the revised long-term profitability targets announced by the Company in February 2022.

Shareholder Feedback	Actions We Took in Response
Incorporate ESG matters into the Company’s compensation plans

2021 STIP. Included (i) a corporate responsibility objective related to ESG matters, with underlying performance metrics related to human capital development, employee engagement, corporate responsibility and sustainability, and (ii) a corporate responsibility objective focused on DIB, with underlying metrics related to talent management and development, pay practices, employee engagement and sentiment and the launch of new employee resource groups. For additional detail, see the section entitled “2021 Company Performance Assessment” on page 24 of this Amendment.

Expand scope of Clawback Policy

Expanded our Clawback policy to apply to certain cash-based compensation in addition to equity-based compensation. For additional detail, see the section entitled “Clawback Policy” beginning on page 33 of this Amendment.

We remain committed to engaging with our shareholders and other stakeholders on a regular basis to solicit and consider their views on our business strategy and performance, executive compensation programs and corporate responsibility and governance practices. We invite stakeholders to reach out to our Investor Relations team at investor_relations@alkermes.com with any suggestions, comments or inquiries.

Executive Compensation Program Highlights

Our executive compensation program is focused on attracting, retaining and motivating experienced and well-qualified executive officers to advance our critical business objectives and promote the creation of long-term shareholder value.

Strong Compensation Governance Attributes

Our policies and practices are designed to enhance governance of our executive compensation program and further our compensation objectives. These policies and practices include:

Key Features of Our Executive Compensation Program
☑	Alignment of executive pay with performance	☑	Clawback policy in respect of equity compensation and certain cash compensation
☑	Annual advisory vote on executive compensation	☑	Share ownership and holding guidelines for executive officers and directors
☑	Use of equity awards with performance-based vesting for all executive officers	☑	Prohibition of hedging and pledging by executive officers and directors
☑	Majority of executive compensation is “at-risk”	☑	No excessive perquisites
☑	Incorporation of ESG considerations into STIP	☑	No guaranteed bonuses or base salary increases
☑	Incorporation of relative TSR metric into LTIP	☑	No tax gross-ups on severance or change in control benefits for individuals hired after 2009
☑	Annual review of peer group companies	☑	No repricing of underwater stock options without prior shareholder approval

Focus on Pay for Performance and Alignment of Compensation with Business Strategy

We believe in a pay-for-performance approach to executive compensation that supports our business strategy and aligns the interests of our named executive officers with those of our shareholders and other stakeholders. The focus of our executive compensation program is on total direct compensation opportunity utilizing a balance of compensation elements, including:

•

Base Salary: The Compensation Committee determines base salaries for our named executive officers that are competitive with other companies in our industry with which we compete for top talent. For information about 2021 base salaries for our named executive officers, see the section entitled “Base Salary” beginning on page 22 of this Amendment.

•

Short-Term Cash Incentive Compensation: The Compensation Committee designs annual incentives that incorporate annual corporate objectives—including financial, operating, strategic and/or ESG-related objectives—to focus our executive officers on achieving our short- and long-term business and strategic goals. For information about the annual cash performance pay awarded to our named executive officers for 2021, see the section entitled “Short-Term Incentive Plan (STIP) – Annual Cash Performance Pay” beginning on page 22 of this Amendment.

•

Long-Term Equity Incentive Compensation: The Compensation Committee annually considers the appropriate mix of performance-vesting and time-vesting equity awards to encourage our executive officers to focus on the Company’s ongoing and future activities and ensures that a meaningful portion of the annual equity grants made to our named executive officers is conditioned on achievement of long-term performance goals—including financial, commercial and pipeline-related goals—that are aligned with our corporate strategy and the creation of long-term value for the Company and its shareholders. For information about the long-term equity awards granted to our named executive officers in 2021, see the section entitled “Long-Term Incentive Compensation - Annual Equity Grant” beginning on page 29 of this Amendment.

Throughout this “Compensation, Discussion and Analysis” section of this Amendment, we provide insight into the deliberative processes and considerations of our Compensation Committee in making these executive compensation decisions.

Significant Portion of “At-Risk” Compensation

A significant portion of the total direct compensation opportunity for each of our named executive officers, including our CEO, is comprised of “at-risk” compensation in the form of annual cash performance pay opportunities and long-term equity awards which are either performance-based and tied to the achievement of pre-determined corporate objectives designed to drive value creation for our shareholders or time-vesting stock options which have value only if our share price increases from the price on the grant date.

The following chart represents the breakdown of 2021 total direct compensation for our CEO and illustrates the predominance of long-term equity incentives, performance-based components, and compensation that is “at-risk” in our CEO’s pay. Included in the chart are: (i) annual base salary for 2021; (ii) annual bonus award paid for 2021; and (iii) the approved target value of equity awards granted in 2021.

2021 Executive Compensation Decision Highlights

•

Maintained STIP and LTIP Designs that are reflective of Shareholder Feedback: Our Compensation Committee approved STIP and LTIP designs that include measurable, performance-based pre-determined goals that aligned with both shareholder feedback and the Company’s short-term and long-term business priorities.

•

Approved Compensation Based on Pay-for-Performance Philosophy: 2021 was a year of significant achievements that furthered the Company’s short- and long-term objectives and supported long-term value creation for our shareholders. In recognition of the Company’s strong performance as measured against the 2021 corporate objectives, the Compensation Committee approved a Company performance payout percentage of 110% under the 2021 STIP and, after assessing the individual performance of each named executive officer (other than our CEO, whose annual cash performance pay opportunity was based entirely on the Company’s performance), the Compensation Committee approved 2021 STIP cash performance payouts for our named executive officers that ranged from 105% to 115% of their performance pay targets, as described in more detail below.

•

Expanded Scope of our Clawback Policy: In May 2021, our Board expanded our Clawback policy to apply to certain cash-based compensation in addition to equity-based compensation. For additional detail, see the section entitled “Clawback Policy” beginning on page 33 of this Amendment.

•

Refreshed Compensation Committee: In June 2021, we refreshed the membership of the Compensation Committee by appointing Brian P. McKeon to the Compensation Committee and designating Nancy J. Wysenski as Chair of the Compensation Committee.

Detailed Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our executive compensation program is focused on attracting and retaining experienced and well-qualified executive officers who will help advance our critical business objectives and rewarding them for performance that contributes meaningfully to the creation of shareholder value. We structure our executive compensation based on scope of job responsibility, external peer comparisons, individual performance and our overall Company performance.

The Compensation Committee establishes our executive compensation program each year with the following objectives:

ALIGNMENT OF PAY AND PERFORMANCE	Structure an increasing proportion of an individual’s compensation as performance-based
ALIGNMENT WITH SHAREHOLDER INTERESTS

Provide an overall compensation package that rewards individual and Company performance against our corporate objectives as a means to promote the creation and retention of value for the Company and its shareholders

BALANCE OF SHORT- AND LONG-TERM INCENTIVES	Align with the short- and long-term focus required for success in the biopharmaceutical industry
MARKET COMPETITIVENESS AND RETENTION	Attract and retain a highly-skilled workforce by providing a total compensation package that is competitive with other employers who compete with us for talent

How Target Compensation is Determined for our Named Executive Officers

Role of the Compensation Committee

The Compensation Committee reviews, oversees and administers our compensation policies, plans and programs, and reviews and determines the compensation to be paid to our executive officers. The Compensation Committee’s full set of roles and responsibilities are set forth in the Compensation Committee’s written charter adopted by the Board, which is available on the Corporate Governance page of the Investors section of our website at www.alkermes.com. Among the factors considered by the Compensation Committee in determining executive compensation is the high demand for well-qualified personnel in our industry, particularly in recent years. Given such demand, the Compensation Committee strives to maintain compensation levels for our executive officers that are competitive with the compensation of executives at comparable companies.

Role of the Independent Compensation Consultant

For 2021, the Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (formerly known as Radford), as its independent compensation consultant (the “Compensation Consultant” or “Aon”) to review market data and various incentive programs and to provide assistance in establishing our cash and equity-based compensation targets and awards based, in large part, upon a peer group identification and assessment, and upon an analysis of the retention value of equity awards.

The Compensation Consultant did not provide the Company with any services in respect of executive compensation other than the services requested by or on behalf of the Compensation Committee. The Compensation Committee considered whether the work of the Compensation Consultant caused any conflict of interest and concluded that there was no conflict. The Compensation Committee, in its sole authority, has the right to hire or terminate outside compensation consultants. Aon was the only compensation consultant engaged by the Compensation Committee for 2021.

Competitive Assessment of Compensation – Peer Companies and Market Data

We seek to attract and retain highly-qualified executive officers in an extremely competitive market. The Compensation Committee believes that it is important, when making compensation decisions, to be informed as to the current practices of comparable public companies with which we compete for executive talent.

Market Data. At the direction of the Compensation Committee, the Compensation Consultant periodically conducts peer group analyses to enable the Compensation Committee to compare our executive compensation program as a whole, and also the pay of individual executives, to that of the companies in our peer group. The Compensation Consultant also includes data from a broader survey group of public commercial-stage biopharmaceutical companies within a relevant revenue range in each of its analyses. The Compensation Consultant collects such data from public SEC filings and the Radford Global Life Sciences Survey, and applies a proprietary methodology to the data to construct a benchmark for comparison.

Peer Group Selection and Review Process. The Compensation Committee reviews the composition of our peer group at least annually and revises the group as needed to account for changes in our business and in the businesses of the companies in our peer group.

As a fully-integrated, global biopharmaceutical company, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional organization designed to support product development from discovery through commercialization and lifecycle management. As part of this effort, we invest significantly in R&D, including early discovery, translational medicine, formulation and clinical development capabilities; intellectual property prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access, among other areas.

There are a limited number of companies who are similar to us in terms of the diversity and complexity of our business. As such, the companies with which we compete directly for executive talent are not always similar to us in size, revenue or market capitalization. As a result, when developing the recommended lists of peer group companies to be used in connection with our 2021 compensation decisions for our named executive officers, the Compensation Consultant considered a mix of quantitative and qualitative factors, including the factors listed in the table immediately below.

Factor Considered	What We Look For
Similar industry	Biotechnology or pharmaceutical industry (GICS codes 352010 or 352020)
Commercial	Companies who market and sell commercial biopharmaceutical medicines
R&D expenditure as percentage of revenue	Significant investment in R&D to develop and advance products from discovery through to regulatory approval and commercialization
Revenue	Revenue of approximately 0.3 times to 3.0 times our then-projected revenue, resulting in a revenue range of $350 million to $3 billion as of September 2020
Market capitalization

Market capitalization of approximately 0.3 times to 3.0 times our then-current market value, resulting in a market capitalization range of $1 billion to $9 billion as of September 2020, based on our 30-day average market capitalization in August 2020

Number of employees	Employee headcount of approximately 0.3 times to 3.0 times our then-current headcount, resulting in a range of 850 to 7,500 employees as of September 2020
Geography / market competition	Companies with which we compete directly for executive talent, including those in geographic proximity to our sites of operation
Alkermes in peer group	Inclusion of Alkermes in a company’s peer group, as reported in the company’s proxy statement from the prior year

2021 Peer Group

When selecting our 2021 peer group, the Compensation Committee targeted a group of 10 to 20 peers. Since few companies align with us on all of the factors listed above, the Compensation Committee considered, and included in our peer group, those companies meeting a majority of our qualitative and quantitative criteria, with a greater weight placed on companies with a similar business model to ours––namely, those that market and sell commercial biopharmaceutical products, generate substantial revenue from such commercial activities and invest significantly in R&D and manufacturing—and with less of a focus placed on market capitalization, as the Compensation Committee believes that revenue is a better indicator of the complexity of a company’s business model in our industry. In this context, the Compensation Committee excluded from our peer group those biopharmaceutical companies with business models that are dissimilar to ours, such as those that focus on over-the-counter and generic pharmaceuticals, medical diagnostics or veterinary pharmaceuticals, as we do not compete for senior executive talent with these companies and including them within our peer group could disadvantage us in attracting and retaining leadership talent.

In September 2020, in light of significant changes to our market capitalization during 2019 and 2020, and taking into account feedback received during our shareholder engagements and the evolving profile of our business, the Compensation Consultant recommended, and the Compensation Committee approved, significant refinements to our peer group as set forth in the table below. In August 2021, following the Compensation Consultant’s findings that the Company was well-positioned among its then-current peer group in terms of revenue and market capitalization, the Compensation Committee approved only incremental refinements to our peer group, as set forth in the table below.

Acadia Pharmaceuticals Inc.

Alexion Pharmaceuticals, Inc.

BioMarin Pharmaceutical Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Seagen Inc.

United Therapeutics Corporation

Removed: -Alexion Pharmaceuticals, Inc. -BioMarin Pharmaceutical Inc. Added: +bluebird bio, Inc. +Intercept Pharmaceuticals, Inc.# +Ironwood Pharmaceuticals, Inc. +Sage Therapeutics, Inc.

Acadia Pharmaceuticals Inc.

bluebird bio, Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Intercept Pharmaceuticals, Inc.#

Ionis Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Sage Therapeutics, Inc.

Seagen Inc.

United Therapeutics Corporation

Removed: -Intercept Pharmaceuticals, Inc. Added: +Sarepta Therapeutics, Inc.

Acadia Pharmaceuticals Inc.

bluebird bio, Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Sage Therapeutics, Inc.

Sarepta Therapeutics, Inc.

Seagen Inc.

United Therapeutics Corporation

# In our 2021 proxy statement filed with the SEC on May 10, 2021 (our “2021 Proxy Statement”), Sarepta Therapeutics, Inc. was inadvertently listed in our 2021 peer group in lieu of Intercept Pharmaceuticals, Inc. In August 2021, Intercept Pharmaceuticals, Inc. was removed from our peer group and Sarepta Therapeutics, Inc. was added, as reflected above.

*All companies in our 2021 peer group, with the exception of Sage Therapeutics, Inc. and Seagen Inc., included us in their self-selected peer groups, as disclosed in their respective 2021 proxy statements.

Use of Peer Group Data

At the direction of the Compensation Committee, the Compensation Consultant analyzes our peer group and other market data to prepare its executive compensation reports and recommendations each year. The table below shows the timing of the Compensation Committee’s decision-making with respect to compensation for each of our named executive officers:

December	Set performance pay targets and performance pay ranges for upcoming year
January	Review and adjust salaries for current year
February	Determine target equity award values for current year

The Compensation Committee generally targets around the 50th percentile of the peer group for all elements of pay for our named executive officers. However, the comparative data provided by the Compensation Consultant is just one of many factors that the Compensation Committee takes into consideration in determining executive compensation. As discussed in detail in this “Compensation Discussion and Analysis” section of this Amendment, the Compensation Committee increases or decreases the variable elements of pay from the 50th percentile based upon actual individual and Company performance and a number of other considerations.

Executive Compensation Program Design and Key Elements

The Compensation Committee establishes total compensation opportunity for each named executive officer. The Committee believes that a mix of fixed, short-term and long-term incentive compensation, and cash and equity-based compensation, is appropriate to achieve our executive compensation program goals and corporate objectives. To align the named executive officers’ incentives with the interests of our shareholders and our business priorities, a significant portion of the compensation opportunity for our named executive officers is comprised of “at-risk” annual cash performance pay opportunities and long-term equity awards.

The table below describes the key elements of our 2021 executive compensation program.

Element	Key Features			Purpose
Base Salary	■	Fixed cash compensation to recognize the executive’s day-to-day responsibilities	■	Provides a fixed level of compensation that is competitive within our industry and geographic locations
	■	Reviewed and adjusted annually after the conclusion of the previous year
Annual Cash Performance Pay	■

Variable cash compensation awarded after the conclusion of the previous year based on Company performance against pre-determined corporate objectives and individual contributions to such performance during the prior year

			■	Aligns executive officers with business strategy and motivates them to achieve short-term corporate objectives
	■	No guaranteed amount
	■	Determined annually	■	Rewards executive officers based on performance against pre-determined targets
Restricted Stock Unit Awards Stock Options	■	Value and mix determined annually	■	Appropriately reward, recognize and retain key executive officers
	■	The number of shares underlying stock options is determined using an approved value, the then-current price of the Company’s ordinary shares and the Black-Scholes stock option pricing model
	■	The number of shares underlying restricted stock unit awards is determined using an approved value and the then-current price of the Company’s ordinary shares	■	Align interests of executive officers with the Company’s long-term business strategy and the creation of shareholder value
	■	Restricted stock unit awards, including performance-based awards, do not vest, and stock options do not vest and become exercisable, until one year from the date of grant at the earliest
	■	No guaranteed amount	■	Provide executive officers with the opportunity to share in the future value they are responsible for creating
Time-Vesting
	■	Time-vesting equity awards typically vest in equal annual installments over a four-year period
	Performance-Vesting		■	Performance-vesting equity awards align executive compensation with specific milestones expected to drive value for our shareholders
	■	Performance-vesting equity awards vest upon the achievement of pre-determined objectives of importance to the Company’s long-term business strategy

Base Salary

In January 2021, the Compensation Committee reviewed and adjusted the base salaries of our executive officers. In determining base salary adjustments, the Compensation Committee considered a number of factors, including cost-of-living indices, market data for our peer group, the competitive market for executive talent in our industry and the geographic regions in which we operate, individual executive officer responsibilities within the Company, the Compensation Committee’s competitive positioning philosophy and, for those executive officers other than Mr. Pops, the performance assessments and recommendations of Mr. Pops.

Based on this review, the Compensation Committee determined that each named executive officer should receive an increase of approximately 3.0% in their base salary for 2021, with the two exceptions of Messrs. Brown and Jackson. The Compensation Committee recommended, due to the promotions of Messrs. Brown and Jackson to Chief Financial Officer and Chief Operating Officer, respectively, that they each receive an increase of approximately 10%. The increases for Messrs. Brown and Jackson served to align their base salaries between the 25th and 50th percentile of the base salaries of executives in similar positions at our peer group companies. Following these adjustments, the following were the base salaries for each of our named executive officers for 2021:

Named Executive Officer*	2020 Base Salary	2021 Base Salary	Approximate % Increase
Richard F. Pops	$1,073,712	$1,105,923	3.0%
Iain M. Brown	$455,500	$500,000	9.8%
Craig C. Hopkinson, M.D.	$650,000	$670,000	3.0%
Blair C. Jackson	$489,500	$540,000	10.3%
David J. Gaffin	$569,250	$586,250	3.0%

* Mr. Frates terminated his employment with the Company in January 2021.

There were no further adjustments to the base salaries of our named executive officers during 2021.

Short-Term Incentive Compensation – Annual Cash Performance Pay

Rigorous Process for Determining Annual Cash Performance Pay

The Compensation Committee works with management to set annual corporate objectives—including financial, operating, strategic and ESG-related objectives—that the Board believes our executive officers should focus on during the year in order to achieve our strategic goals. The Board and the Compensation Committee monitor and review progress against these annual corporate objectives during and after the conclusion of each year.

Under our reporting officer performance pay plan, each executive officer is eligible to receive an annual cash performance pay award, the amount of which is determined by the Compensation Committee based on a pre-determined performance pay target (expressed as a percentage of the executive officer’s base salary). The annual cash performance payouts are contingent upon the Company’s performance against its annual corporate objectives and, for executive officers other than the CEO, their individual performance in contributing to the achievement of the Company’s corporate objectives.

2021 Cash Performance Targets and Pay Ranges

The Compensation Committee annually reviews and approves individual performance pay targets and performance pay ranges (in each case expressed as a percentage of base salary) for each of our named executive officers, taking into consideration comparable competitive market data for officers in similar positions at our peer group companies, and generally selecting performance pay targets around the 50th percentile of such market data.

In December 2020, the Compensation Committee determined that the performance pay targets and performance pay ranges for the 2021 performance period should remain at the same levels as the targets and pay ranges for the 2020 performance period for all named executive officers. Subsequently, in January 2021, Mr. Jackson was promoted to Executive Vice President, Chief Operating Officer, and the Compensation Committee approved a performance pay target increase for Mr. Jackson from 50% to 60% and a corresponding increased performance pay range of 0 to 120%. This resulted in a performance pay target between the 25th and 50th percentile of our peer group for similar roles. The approved performance pay targets and performance pay ranges for each of our named executive officers for 2021 are set forth in the following table.

Named Executive Officer	2021 Performance Pay Range as % of Base Salary	2021 Target Performance Pay as % of Base Salary
Richard F. Pops	0% to 200%	100%
Iain M. Brown	0% to 100%	50%
Craig C. Hopkinson, M.D.	0% to 120%	60%
Blair C. Jackson	0% to 120%	60%
David J. Gaffin	0% to 100%	50%

* Mr. Frates terminated his employment with the Company in January 2021 and was therefore not eligible for 2021 performance pay.

2021 STIP Design In Line with Shareholder Feedback

The Compensation Committee designed the 2021 STIP to enhance the objectivity of, and measurability of performance under, the plan. Specifically, the Compensation Committee:

•

established pre-determined objective quantitative and qualitative metrics to assess performance against each of the Company’s 2021 corporate objectives (see the table entitled “2021 Company Performance Assessment” beginning on page 24 of this Amendment);

• •

assigned relative percentage weightings for each category of objectives, reflecting the Compensation Committee’s assessment of their relative importance in contributing to the Company’s overall business strategy and to shareholder value creation (see graphic to the right); and

assigned relative percentage weightings for corporate and individual performance for each executive officer, including our named executive officers, for use in the determination of their annual cash performance pay as follows:

CEO	100% Company Performance
Other NEOs	75% Company Performance; 25% Individual Performance

2021 Corporate Objectives

In January 2021, the Compensation Committee determined, and the Board subsequently approved, ten corporate objectives to measure 2021 performance of the Company and our employees, including our named executive officers. These corporate objectives, set forth in detail in the table beginning on page 24 of this Amendment, were designed to focus our employees’ efforts around initiatives that we believe are important to our business and contribute to the creation of shareholder value.

Incorporated objectives related to long-term profitability and ESG matters. The 2021 corporate objectives related to profitability, ESG and DIB, as follows:

•

Profitability: achievement of a non-GAAP net income range and operational targets designed to incentivize progress in 2021 toward achievement of the Company’s long-term profitability targets announced in December 2020 for FY 2023 and FY 2024;

•	ESG: advancement of the Company’s ESG strategy, with performance metrics focused on human capital development, employee engagement, corporate responsibility and sustainability; and
•

DIB: progress in fostering an environment of diversity, inclusion and belonging, with metrics focused on talent management and development, pay practices, employee engagement and sentiment, and the launch of new employee resource groups.

2021 Company Performance Assessment

The Compensation Committee’s evaluation of the Company’s performance against the 2021 corporate objectives serves as the starting point for determining cash performance pay for our named executive officers.

COVID-19 Impacts on the Business

The COVID-19 pandemic continued to impact the Company’s business in 2021, and the Company and the named executive officers took actions to adapt to the evolving environment and mitigate such impacts. At times during the year, we experienced varying degrees of labor or supply chain disruptions at our manufacturing facilities and impacts to the timelines of certain of our early-stage discovery efforts and clinical trials. Our employees worked tirelessly with our clinical investigators and critical R&D and supply chain vendors to continually assess and mitigate these impacts. The pandemic also continued to significantly and negatively impact healthcare providers, patients and caregivers involved in the treatment of serious mental illness and addiction in the U.S. As a result, sales of our proprietary injectable products VIVITROL and ARISTADA and of certain third-party products from which we receive revenue, continued to be negatively impacted to varying degrees.

No Adjustments to 2021 Corporate Objectives or Metrics Used to Assess Performance

The Compensation Committee did not make any adjustments to the 2021 corporate objectives or the pre-determined metrics used to assess performance against such objectives despite pandemic-related disruptions to, and impacts on, the Company’s business.

2021 Corporate Objectives: Company Performance Assessment

The Compensation Committee’s assessment of the Company’s performance against each of the 2021 corporate objectives, as reviewed with the full Board, was as follows:

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Financial and Commercial Goals: 45% weighting
Achieve financial guidance for non-GAAP net income

Achieve non-GAAP net income (“NGNI”)* of between $60-$100 million, as was set forth in the first issuance of financial guidance in February 2021

* See the section entitled “GAAP to Non-GAAP Reconciliation” on page 37 of this Amendment for a GAAP to non-GAAP reconciliation of this financial measure

✓+  Exceeded this objective by achieving NGNI of ~$129.1 million*, exceeding the high end of both the NGNI range set forth in our first issuance of financial guidance in February 2021 and the NGNI range set forth in our revised financial guidance issued in July 2021 ($85 - $115 million)

▪This was achieved through thoughtful management of the business and expenses despite continuing COVID-19 challenges and related impacts on our product revenues

Exceeded
Grow use of VIVITROL and ARISTADA among appropriate patients

▪Achieve VIVITROL and ARISTADA annual net sales of between $315 - $345 million and $260 - $290 million, respectively, as set forth in the first issuance of financial guidance in February 2021

▪Increase in:

(a)the number of prescribers writing prescriptions for VIVITROL and ARISTADA, as compared to 2020; and

(b)the number of prescriptions of VIVITROL and ARISTADA written by prescribers, as compared to 2020, in each case for clinically appropriate patients

✓+  Achieved VIVITROL annual net sales of ~$343.9 million, toward the high end of both the range set forth in our first issuance of financial guidance in February 2021 and the range set forth in our revised financial guidance issued in July 2021 ($330 - $345 million)

✓   Achieved ARISTADA annual net sales of ~$275.4 million, at the midpoint of the range set forth in our first issuance of financial guidance in February 2021 and the low end of the range set forth in our revised financial guidance issued in July 2021 ($275 - $290 million)

✓   Achieved prescriber and prescription metrics for VIVITROL and ARISTADA as follows, each as compared to 2020:

▪Increased the number of prescribing VIVITROL accounts by ~4%

▪Increased the number of prescriptions for VIVITROL by ~8%, as measured by MOT

▪Increased the number of prescribers writing ARISTADA prescriptions by ~13%

▪Increased the number of prescriptions for ARISTADA by ~15%, as measured by MOT

Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Develop and achieve operational targets in support of the Value Enhancement Plan with the Financial Operating Committee

Develop and achieve 2021 operational targets designed to progress the business toward achievement of the NGNI and EBITDA profitability targets announced as part of the Value Enhancement Plan, and reflect such targets in the 2021 budget, as applicable

✓   Completed a comprehensive review, benchmarking analysis and realignment of our cost structure

✓   Implemented cost savings initiatives, focused spending on the highest priority programs and significantly reduced 2021 operating expenses

✓   Maintained relatively flat overall headcount

✓   Identified and established new processes that drove operational efficiencies

Achieved
Manufacture commercial products and clinical trial material to meet the Company’s goals of quality, quantity, reliability and efficiency

▪Meet Alkermes proprietary commercial product demand from customers at a rate equal to or greater than 98%

▪Create an inventory of clinical drug product at depots ready for distribution to clinical study sites at the time clinical study patients are scheduled for dosing

▪Receive no critical findings from regulatory authority (FDA, U.S. Environmental Protection Agency, U.S. Drug Enforcement Administration (“DEA”)) inspections and audits of the Company’s manufacturing facilities

Achieved this objective, despite ongoing challenges posed by the COVID-19 pandemic on site operations and the continuing need to adapt safety protocols to protect employee health and safety, as evidenced by the following:

✓   Manufactured quantities of VIVITROL, ARISTADA and LYBALVI to satisfy commercial demand and enable inventory build, with order fulfillment levels in excess of 99% for each product

✓   Manufactured VUMERITY® bulk drug substance and packaged finished drug product to site capacity

✓   Clinical drug product was available 99.3% of the time at the point of scheduled patient dosing

✓   Received no critical findings from regulatory authority inspections or audits of the Company’s manufacturing facilities

Achieved
Launch LYBALVI and meet access and prescription goals

▪Achieve 100% of all launch readiness goals prior to launch

▪Execute customer engagement strategy:

▪Achieve 90% of targeted healthcare provider (“HCP”) reach

▪Achieve more than 25,000 HCP engagements per month

▪Engage 100% of targeted payers

▪Build awareness of LYBALVI by increasing aided and unaided product awareness compared to

Q4 2020 baseline

✓+  Achieved 100% of our launch readiness goals prior to launch in October 2021, including:

▪Obtained DEA decontrol of samidorphan

▪Completed disease state education campaigns pre- and post-approval

▪Published key clinical and health economics and outcomes research manuscripts prior to approval, including those related to the pivotal clinical trial program

▪Prepared product dossier and engaged with key payers and pharmacy benefit managers

▪Conducted extensive thought leader and professional society outreach

✓+  Met or exceeded all pre-determined access and prescription goals of our customer engagement strategy, including:

▪Exceeded 2021 annual net sales guidance

▪Exceeded 90% of targeted HCP reach

▪Exceeded targeted monthly HCP engagement levels

▪Engaged 100% of targeted payers

✓+  Significantly increased product awareness compared to Q4 2020 baseline (growing aided awareness from 46% to 74% and unaided awareness from 9% to 38%)

Exceeded
Pipeline Goals: 35% weighting
Nominate at least one new candidate for clinical development	Nominate at least one new candidate for clinical development	✓ Achieved this objective by nominating ALKS 2680, our orexin 2 receptor agonist, for advancement into clinical development	Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Initiate registration study for nemvaleukin alfa and enter into one or more collaborations to expand its clinical use

▪Based on FDA feedback, design two studies—one of which has potential to serve as a registrational study for mucosal melanoma and one of which has potential to serve as a registrational study for PROC—and initiate one of these studies

▪Enter into one or more collaborations designed to expand potential clinical use

✓   Completed design of, and initiated, two potential registrational studies of nemvaleukin alfa, one in mucosal melanoma (ARTISTRY-6) and one in PROC (ARTISTRY-7)

✓   Nemvaleukin alfa received from the FDA both Fast Track designation and Orphan Drug Designation for mucosal melanoma and Fast Track designation for PROC in combination with pembrolizumab

✓   Entered into clinical trial collaboration and supply agreement with Merck for ARTISTRY-7, resulting in significant savings through supply of pembrolizumab for use in the study

Achieved
Corporate Responsibility Goals: 20% weighting
Engage with patient advocacy and public policy stakeholders to improve the treatment systems for severe mental illness and addiction

▪Appropriately engage in concerted efforts to maintain existing, and secure new, federal funding and state appropriations (in certain specified states) for use with long-acting injectables (“LAIs”) for the treatment of opioid or alcohol dependence or LAIs or oral medication for the treatment of schizophrenia or bipolar I disorder

▪Advance policies to increase access to (i) VIVITROL for appropriate persons with alcohol dependence or opioid dependence, (ii) ARISTADA for appropriate patients with schizophrenia, in each case in clinically indicated settings of care, and (iii) LYBALVI for appropriate persons with schizophrenia or bipolar I disorder

✓   Through federal and state policy engagement and the appropriations process, helped secure more than $1 billion in funding was allocated for the treatment of serious mental illness (“SMI”) and addiction

▪Federal policy highlights in 2021 included expansion of, and/or increased funding for, substance use disorder and SMI treatment grant programs, Veterans Administration’s appropriations for opioid prevention and treatment programs and alcohol use disorder (“AUD”) education

▪State policy highlights in 2021 included support of the passage of more than 130 appropriations and/or policy reforms in 30 states and four primary domains, including: expanded access to medications (including LAIs) for treatment of AUD, opioid use disorder (“OUD”) and SMI; expanded funding to states for substance abuse treatment programs; legislation allowing for Medicaid coverage of pharmacist administration of LAIs; and advancement of use of opioid litigation settlement funds to support access to all FDA-approved medications for OUD

Achieved
Foster an environment of diversity, inclusion and belonging to enhance our culture

▪Develop robust talent management plans focused on recruiting, development and retention to increase the representation of women and people of color, particularly at senior levels

▪Earn positive employee ratings in respect of our DIB efforts

▪Launch at least two new employee resource groups

▪Review and execute Company strategy for continued evaluation of pay practices and develop action plans to address areas of potential improvement

▪Focus on diversity education and awareness

▪Develop a 2022 diversity-related performance objective for senior leaders

✓+  Increased the representation of women and people of color in our workforce:

▪85% of new hires, and 69% of internal promotions, in each case at senior director level and above, were diverse in terms of gender and/or race/ethnicity

✓+  Achieved scores > 70% on all DIB-focused questions in our employee engagement survey

✓   Launched two new employee resource groups, expanding impact and reach within the Company

✓   Reviewed and updated our strategy related to the evaluation of pay practices and identified areas for improvement

✓+  Held 15 DIB-related education, awareness, and

        training programs with approximately 2,700 overall

        employee engagements across the organization

✓+  Established a new DIB Executive Committee, evolved the strategic direction of the Company’s DIB initiatives and defined strategic DIB pillars

✓   Developed a 2022 diversity-related performance objective for all senior leaders

Exceeded

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Adapt and strengthen the Company’s organizational infrastructure and capabilities to meet the needs of the Company’s business while maintaining its corporate values

▪Continue to develop and advance the Company’s ESG strategy—including in respect of energy, carbon, water and waste reductions; Environment, Health, Safety and Security excellence; human capital development; ongoing COVID-19 response; and community support and involvement—and continue to integrate such strategy into the operation of the Company’s business

▪Publish a 2021 Corporate Responsibility Report or equivalent document detailing the Company’s efforts in respect of ESG matters

▪Develop strong organizational talent, including through talent assessments at all levels and succession planning for key senior roles, and incorporate a focus on DIB into these assessments and planning efforts, with the results for senior level employees to be reviewed by the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”)

▪Identify, and create initiatives and strategies to address, areas of potential improvement based on the results of the 2020 employee engagement survey

▪Earn positive employee ratings in respect of company culture and values

✓   Engaged an independent third-party to conduct a focused survey of leaders across our operations functions to identify the environmental focus areas of highest importance to our business and formed a cross-functional steering team to promote and enhance enterprise-wide focus on such areas

✓   Established a social responsibility core working group to develop a cohesive social responsibility strategy

✓   Continued to successfully navigate the complex and evolving COVID-19 landscape in our continued effort to protect the health, safety and well-being of our employees while advancing our business objectives

✓   Published our fourth Corporate Responsibility Report in October 2021, highlighting our ESG activities, environmental performance data, new DIB initiatives, and ways in which the Company has continued to adapt to the COVID-19 environment

✓   Completed a robust talent assessment and succession planning process, focused on senior director level and above talent, which included a strong focus on DIB, and reviewed results of the assessment with the Nominating and Corporate Governance Committee

✓   In response to feedback from our 2020 employee engagement survey:

▪Launched communication initiatives to increase visibility and awareness of our company strategy and pipeline

▪Expanded company DIB-focused education and engagement offerings

▪Introduced new flexible work guidelines, including hybrid and remote work options

▪Focused on learning and career development, including enhancements to our individual development plan process and launch of a new LinkedIn Learning platform

✓   Conducted 2021 employee engagement survey, with more than 70% of scores at or above engagement survey benchmarks

✓   Despite multiple challenges throughout the year (including those related to labor market trends and COVID-19 impacts), our attrition rate was in-line with external industry data

Achieved

2021 Company Performance Rating and Payout Percentage

The Compensation Committee considered the range of the Company’s accomplishments against its 2021 corporate objectives and the relative weightings of the three categories of objectives, and determined an overall Company performance assessment of ‘ACHIEVED’, even though three of the ten objectives were exceeded and all others were achieved.

Company performance serves as a significant factor, together with individual performance for named executive officers other than the CEO, in the Compensation Committee’s determination of individual cash performance payouts for our named executive officers. Taking into account the Company’s strong performance against its 2021 corporate objectives, the Compensation Committee approved a payout percentage of 110% of target performance pay (the “Company Performance Payout Percentage”). This represents the high end of the Compensation Committee’s pre-determined payout percentage range of 90%-110% for an overall assessment of ‘ACHIEVED’, in recognition that three of the ten objectives were exceeded (and all others were achieved).

2021 Performance Assessment for Mr. Pops

In determining Mr. Pops’ 2021 cash performance payout, in addition to the Company’s performance against the 2021 corporate objectives, the Compensation Committee considered that Mr. Pops is responsible for creating long-term value for the Company’s shareholders. Despite strong share price performance throughout the majority of 2021, the Company’s share price declined beginning in November 2021 following its announcement of the partial termination by Janssen Pharmaceutica N.V. (“Janssen”) of certain license agreements and the expected resulting loss of certain royalty revenues beginning in February 2022. In January 2022, taking into consideration both the Company’s strong performance in 2021, as measured against the 2021 corporate objectives, and the impact of Janssen’s actions on the Company’s share price, the Compensation Committee used its discretion to reduce the 2021 cash performance payout for Mr. Pops to 105% of his performance pay target.

2021 Individual Performance Assessments

Each named executive officer was responsible for contributing to the achievement of the Company’s 2021 corporate objectives, individually and as part of the leadership team, and to the overall management and success of the business.

Individual Performance for Named Executive Officers other than Mr. Pops

In January 2022, Mr. Pops presented to the Compensation Committee, and the Compensation Committee considered, an assessment of the individual performance during 2021 of each of the named executive officers (other than Mr. Pops) still employed by the Company at such time. This assessment included each named executive officer’s overall leadership of their respective organization and the contributions of each named executive officer to the business and to the Company’s achievement of its 2021 corporate objectives. Specifically, the Compensation Committee considered the following contributions and achievements for each named executive officer:

Named Executive Officers - Individual Contributions
Iain M. Brown Senior Vice President, Chief Financial Officer

✓   Seamless transition into the role of Chief Financial Officer, including strong leadership of the Finance, Procurement, Travel & Expense and Business Planning organizations.

✓+  Contributed significantly to the achievement of our financial objectives in 2021, despite the impacts of the COVID-19 pandemic on our topline, including:

–   Managed efforts to reduce costs, optimize efficiencies and ensure that financial performance remained on track to exceed 2021 financial guidance for non-GAAP net income, resulting in the Company raising financial guidance in July 2021.

✓   Achieved 100% financial compliance during 2021.

✓+ Successfully refinanced and upsized the Company’s external debt facility to extend maturity by three years at a similar interest rate.

✓  Contributed to the achievement of our corporate responsibility objectives in 2021, including retention of key employees and support of DIB activities, including supporting the establishment of a new employee resource group.

Craig C. Hopkinson, M.D. Executive Vice President, Research and Development and Chief Medical Officer

✓ Led our R&D organization in implementation of our evolved R&D strategy, focused on resource optimization, prioritized investment and disciplined portfolio management.

✓+  Contributed significantly to achievement of our pipeline and commercial objectives in 2021, including:

–   Obtained FDA approval of LYBALVI and prepared for its commercial launch, including through successful completion of a new drug application resubmission, and execution of comprehensive medical and scientific communications plans.

–   Progressed the nemvaleukin alfa program, including initiation of a potential registrational study in each of mucosal melanoma (ARTISTRY-6) and PROC (ARTISTRY-7), and securing FDA Fast Track designations in both indications and FDA Orphan Drug Designation for the treatment of mucosal melanoma.

–   Advanced our early-stage pipeline, including through nomination of ALKS 2680 into the clinic and initiation of a phase 1 first-in-human study for ALKS 1140 ahead of anticipated timelines.

Blair C. Jackson Executive Vice President, Chief Operating Officer

✓+  Seamless transition into the role of Chief Operating Officer and strong overall oversight and management of our operations, quality, finance, business development, alliance management, new product planning, data analytics and information technology organizations.

✓+  Contributed significantly to the achievement of our financial, commercial and pipeline objectives in 2021, including:

–   Achieved significant reduction in operating expenses through comprehensive review and realignment of cost structure, including refocusing of spend on highest priority programs, and identification and establishment of new processes to drive efficiencies.

–   Worked with the operations team to secure approval of LYBALVI and further enhance rigor around technology transfer and manufacturing readiness, including through implementation of enhanced chemistry, manufacturing and controls (CMC) governance and readiness models for our development products.

✓   Provided corporate strategic input and leadership to identify and advance partnership opportunities, establish development plans for our pipeline and enhance capabilities.

Named Executive Officers - Individual Contributions
David J. Gaffin Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary

✓   Strong overall leadership of our legal-IP and compliance organizations to provide strategic legal support across the organization, including in respect of all aspects of drug development, manufacturing and commercialization, business development, and public company governance and securities matters.

✓+  Contributed significantly to the achievement of our financial and commercial, pipeline and corporate responsibility objectives in 2021, including:

–   Managed, and achieved positive results in respect of, litigation matters, including dismissal (and successful defense against appeal) of a securities class action and voluntary dismissal of product liability litigation.

–   Collaborated cross-functionally on the Company’s strategies and activities in support of securing FDA approval of LYBALVI and related communications with the FDA.

✓+ Contributed significantly to negotiation of a beneficial settlement with an activist shareholder that resulted in a favorable appointment of a new director to our Board in November 2021.

✓   Led extensive shareholder engagement and preparedness efforts, collaborated with the Board and the Compensation Committee to address shareholder feedback on governance and compensation matters.

Recommendations of Mr. Pops

Based on the above contributions, Mr. Pops made recommendations to the Compensation Committee in respect of proposed performance payout percentages for each named executive officer.

2021 Cash Performance Payouts

In January 2022, in determining the cash performance payouts for each of the named executive officers, the Compensation Committee considered overall Company performance against the 2021 corporate objectives (and the corresponding Company Performance Payout Percentage), the individual performance of each of our named executive officers (other than Mr. Pops) as set forth above, the performance pay target and performance pay range set by the Compensation Committee in December 2020 for each named executive officer, data from the Compensation Consultant regarding cash performance pay for executive officers of our peer group companies, comparable market data for experienced executive officers in the biopharmaceutical industry and the recommendations of Mr. Pops with respect to cash performance pay amounts for each named executive officer (other than Mr. Pops). In consideration of the foregoing, the Compensation Committee approved the following 2021 cash performance payout amounts for each of our named executive officers still employed by the Company at such time:

Named Executive Officer*	2021 Performance Payout Amount	2021 Target Performance Pay as a % of Base Salary	2021 Actual Performance Pay as a % of Base Salary	2021 Actual Performance Pay as a % of Target Performance Pay
Richard F. Pops	$1,161,220	100%	105%	105%
Iain M. Brown	$287,500	50%	58%	115%
Craig C. Hopkinson, M.D.	$442,200	60%	66%	110%
Blair C. Jackson	$372,600	60%	69%	115%
David J. Gaffin	$337,094	50%	58%	115%

*Mr. Frates terminated his employment with the Company in January 2021 and was therefore not eligible for a performance payout.

Long-Term Incentive Compensation – Annual Equity Grant

We utilize long-term equity awards to align executive compensation and performance, incentivize the advancement of our critical business objectives, promote the creation of long-term shareholder value and reward, motivate and retain our employees. Consistent with this approach, a significant portion of our named executive officers’ total annual compensation is in the form of long-term equity awards. Our annual equity grant is typically made during February of each year, following completion of our annual performance assessment cycle.

2021 Equity Incentive Mix – Performance Awards for all Named Executive Officers

The Compensation Committee annually considers the appropriate mix of equity awards for our named executive officers and incorporates performance-based equity awards when it determines that such awards would not promote excessive risk taking that could adversely impact the Company or its research, development or commercialization of pharmaceutical products. To better align the interests of management with those of our shareholders, since 2020, we have enhanced the link between pay and performance by incorporating PRSUs into the annual equity grants awarded to all employees at senior vice president level and above, including our named executive officers.

In 2021, the Compensation Committee granted the following mix of performance-vesting and time-vesting equity awards to each of our named executive officers as part of our 2021 annual equity grant:

•

for our CEO, approximately 51% of his total target equity award value was in the form of PRSUs that vest, if earned, following a three-year performance period, with his remaining target equity award value comprised of time-vesting stock options that vest in four equal annual installments commencing on the first anniversary of the grant date; and

•

for our other named executive officers, approximately 25% of their total target equity award value was in the form of PRSUs that vest, if earned, following a three-year performance period, with their remaining target equity award value comprised of approximately 50% time-vesting stock options and approximately 25% time-vesting restricted stock unit awards, all of which vest over four equal annual installments commencing on the first anniversary of the grant date.

2021 LTIP Design In Line with Shareholder Feedback

In designing the 2021 LTIP, the Compensation Committee sought to further enhance the alignment between pay and performance. In this context, the 2021 LTIP included the following features, as illustrated in the chart below:

•	PRSUs subject to multiple objective, performance-based goals, including financial goals (40% weighting), commercial goals (20% weighting) and pipeline goals (40% weighting);
•	a three-year performance period for achievement of each of the performance goals; and
•

a TSR modifier tied to relative share price performance (as compared to the Nasdaq Biotechnology Index) over the three-year performance period, the impact of which may be to increase or decrease the total number of vested shares underlying the PRSUs by up to 25%.

Performance goals and relative weightings aligned with strategic focus and creation of shareholder value. In establishing the 2021 LTIP performance goals and relative weightings, the Compensation Committee took into account the Company’s prior year performance (including share price performance) and the Company’s ongoing and future strategic areas of focus. The Compensation Committee identified potential commercial and development milestones over the upcoming three-year period that it believed would be appropriately challenging for the Company, the achievement of which would require strong commercial and R&D performance and a high level of effort and execution by our named executive officers. These milestones included (1) commercial performance objectives related to sales of our proprietary products, (2) pipeline performance goals related to the successful development of certain early-stage and late-stage products, and (3) consistent with the Company’s announcement in December 2020 of a Value Enhancement Plan focused on profitability, a financial performance goal reflecting the Company’s announced long-term profitability targets for FY 2023, consisting of non-GAAP net income margin equal to 25% of the Company’s total revenues and EBITDA margin of 20% of the Company’s total revenues. See the section entitled “GAAP to Non-GAAP Reconciliation” on page 37 of this Amendment for information regarding these non-GAAP financial targets.

Vesting and TSR Modifier. The 2021 LTIP PRSUs vest based on the Compensation Committee’s determination following the end of the three-year performance period as to the level of achievement of each of the performance goals, with corresponding payouts ranging from 50% to 150% based on achievement of threshold, target or stretch performance, with ultimate vesting subject to the relative TSR modifier.

How Sizes of Awards Were Determined in 2021

The Compensation Committee grants all equity awards to our named executive officers based on an aggregate target dollar value for each award.

Determination of 2021 Target Award Values

In February 2021, in determining the target aggregate dollar value of the equity awards to be granted to each of our named executive officers for 2021, the Compensation Committee took into consideration comparable peer group equity award value data provided by the Compensation Consultant (see the section entitled “2021 Peer Group” on page 19 of this Amendment for discussion of our revised peer group) and targeted the 50th percentile of such peer group for the CEO and, for our other named executive officers, targeted around the 50th percentile of such peer group, with individual adjustments for named executive officers (other than the CEO) below or above the 50th percentile based on the criticality of each executive’s skillset and expected future contributions, the overall equity position of each executive and the retentive value of such overall equity position given our share price. The Compensation Committee also took into account the importance of a strong management team to execute on the Company’s medium- and long-term business strategies and to create shareholder value, particularly in light of the challenges that the COVID-19 pandemic continued to pose on the business. The Compensation Committee also evaluated the Company’s performance in 2020 and shareholder sentiment in respect of such performance and, for named executive officers other than Mr. Pops, the recommendations of Mr. Pops with respect to equity award values for each named executive officer based on his assessment of their individual performance in 2020, the criticality of their skillset and their expected future contributions to achievement of the Company’s long-term objectives.

Conversion into Share Amounts

The Compensation Committee converts the target aggregate dollar value of each award into a number of underlying ordinary shares using per share value based on the closing price of our ordinary shares on the Nasdaq Global Select Market on the date of grant and, for awards of stock options, the Black-Scholes valuation model. Based upon the factors and methodology discussed above, the Compensation Committee granted the following awards to each of our named executive officers for 2021:

Named Executive Officer*	Time-Vesting Stock Options	Time-Vesting Restricted Stock Unit Awards	Performance-Vesting Restricted Stock Unit Awards
Richard F. Pops	342,187	—	225,545
Iain M. Brown	113,754	27,877	27,877
Craig C. Hopkinson, M.D.	196,484	48,151	48,151
Blair C. Jackson	155,119	38,014	38,014
David J. Gaffin	118,925	29,144	29,144

*Mr. Frates terminated his employment with the Company in January 2021 and therefore did not receive an equity award for 2021.

For additional information about the equity awards granted to our named executive officers in 2021, see the 2021 Grants of Plan-Based Awards table on page 40 of this Amendment. These awards are subject to early vesting in certain instances as described in the Alkermes plc 2018 Stock Option and Incentive Plan, as amended (the “2018 Plan”) and in the section entitled “Potential Payments upon Termination or Change in Control” beginning on page 45 of this Amendment.

2020 Long-Term Incentive Plan Achievements

In 2020, the Compensation Committee granted PRSUs (the “2020 PRSUs”) to all employees at senior vice president level and above, including our named executive officers. As set forth in the below chart, the 2020 PRSUs vest based on the achievement of specified commercial and pipeline goals over a three-year performance period, and are subject to a TSR modifier tied to relative share price performance (as compared to the Nasdaq Biotechnology Index) over the three-year performance period that may increase or decrease the total number of vested shares underlying the 2020 PRSUs by up to 25%.

In September 2021, the Compensation Committee determined that the Company had achieved two of the three pipeline goals underlying the 2020 PRSUs as follows: (1) with respect to the goal of advancing nemvaleukin alfa into a registrational study, the Company advanced nemvaleukin alfa into ARTISTRY-6 for mucosal melanoma and (2) with respect to the goal of delivering topline results from a phase 1 proof of pharmacology study of an early-stage analgesic candidate, the Company delivered topline results, including pharmacology data, from a phase 1 single ascending dose study.

In accordance with the pre-determined vesting schedule for the 2020 PRSUs, 37.5% of the total target number of shares underlying the 2020 PRSUs vested upon such Compensation Committee determination of achievement, with the remaining 12.5% of the total target number of shares underlying the 2020 PRSU pipeline goals scheduled to vest on the third anniversary of the grant date. The commercial performance goal, which underlies the remaining 50% of the total target number of shares underlying the 2020 PRSUs, will be assessed at the end of the performance period.

Additional Compensation Information

Share Ownership and Holding Guidelines

Our Board members and “officers” (as such term is defined in Section 16a-1(f) of the Exchange Act) are subject to our minimum share ownership and holding guidelines (our “Share Ownership and Holding Guidelines”). These Share Ownership and Holding Guidelines are designed to align the interests of our Board members and officers with those of our shareholders by encouraging our Board members and officers to have a meaningful financial stake in our long-term success. These Share Ownership and Holding Guidelines establish minimum required levels of share ownership value by position as set forth below:

Position	Required Share Ownership Value
CEO	6.0 times base salary
Board Members*	3.0 times annual Board member cash retainer
Other Officers*	1.0 times base salary

* First measurement date is the date that is at least five (5) full years from the date of election to the Board or designation as an officer, as applicable.

For purposes of determining the value of shares owned by a Board member or officer under our Share Ownership and Holding Guidelines, we include the value of all shares directly or beneficially owned by such Board member or officer and the value of all unvested time-vesting restricted stock unit awards held by such Board member or officer. Unexercised stock options, whether vested or unvested, and unvested performance-vesting restricted stock unit awards are not included in determining the value of shares owned pursuant to these Guidelines. We assess compliance with our Share Ownership and Holding Guidelines annually on the first business day of each year, using the 60-day trailing average closing price of our shares as of such date as the value of our shares for measurement purposes.

Our Share Ownership and Holding Guidelines require that each officer retain 50% of the shares that they acquire upon the vesting of restricted stock unit awards and/or the exercise of stock options (net of tax liability and any amounts used to pay exercise price, as applicable) until such officer meets their required level of share ownership value.

Compliance with the Share Ownership and Holding Guidelines is monitored by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has determined that Mr. Pops and all other directors and officers subject to the guidelines were in compliance with their respective required share ownership value as of the measurement date.

A current copy of our Share Ownership and Holding Guidelines can be found on the Corporate Governance page of the Investors section of our website at www.alkermes.com.

Clawback Policy

In May 2021, our Board expanded our Clawback policy to apply to certain cash-based compensation in addition to equity-based compensation.

Under the expanded policy, our current and former “officers” (as such term is defined in Section 16a-1(f) of the Exchange Act), including our named executive officers, are subject to our Clawback Policy, under which, in the event that the Board determines that (i) an officer engaged in fraud or intentional misconduct that requires a material restatement of our financial results, and (ii) such fraud or intentional misconduct resulted in an incorrect determination that an incentive compensation performance goal had been achieved, then (iii) the Board may take appropriate action to recoup from such officer any equity-based incentive compensation awarded on or after March 23, 2016 and any cash-based incentive compensation awarded on or after May 19, 2021 that the Board determines had been paid to such officer as a result of such incorrect determination during the three-year period preceding the filing of such material restatement of our financial results.

A current copy of our Clawback Policy can be found on the Corporate Governance page of the Investors section of our website at www.alkermes.com.

Retirement Benefits

The terms of our 401(k) Savings Plan (“401(k) Plan”) provide for broad-based participation by our executive officers and employees resident in the U.S. Under the 401(k) Plan, all of our U.S. employees are eligible to receive matching contributions from the Company. Our matching contribution for the 401(k) Plan for 2021 was as follows: dollar for dollar on each participant’s eligible compensation up to a maximum of 5% of such compensation, subject to applicable U.S. federal limits.

Other Benefits

Executive officers are eligible to participate in our medical, dental and life insurance employee benefit plans on the same terms as all other employees. We may also provide relocation expense reimbursement, which is negotiated on an individual basis with employees, including executive officers, in a manner consistent with our internal guidelines.

Executive officers are also entitled to certain benefits upon death or disability. Under our flexible benefits program, our executive officers receive long-term disability coverage that will pay up to 65% of their base salary, up to a monthly maximum of $27,500, during disability and, in cases of catastrophic disability, a supplemental amount based on their base salary. Also, under our flexible benefits program, we provide life insurance coverage for all of our eligible U.S. employees, including the named executive officers, equal to two times base salary, with a maximum of $1,000,000 in coverage paid by the Company. In addition to life insurance, U.S. employees, including the named executive officers, are also covered by accidental death and dismemberment insurance benefits, providing up to two times base salary in coverage paid by the Company, up to a maximum of $1,000,000 for accidental death or loss of hand, foot or eyesight. In addition, all U.S. employees, including the named executive officers, are eligible to participate in optional supplemental life insurance up to a maximum of $1,000,000.

Post-Termination Compensation and Benefits

We have a program in place under which each of our named executive officers receives severance benefits if such named executive officer is terminated without “cause” (as defined in each executive officer’s employment agreement with the Company) or resigns for “good reason” (e.g., a material diminution in their responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which such executive officer must perform their employment), subject to signing a general release of claims. Additionally, each named executive officer receives severance benefits if, within a period of time following a corporate transaction or a change in control, such executive officer is terminated without “cause” or resigns for “good reason.” The terms of, and the amounts payable under, these arrangements are described in more detail below under “Potential Payments upon Termination or Change in Control”. We provide these severance arrangements because we believe that, in a competitive market for talent, severance arrangements are necessary to attract and retain high quality executives. In addition, the change in control benefit allows and incentivizes executives to maintain their focus on our business during a period when they otherwise might be distracted.

Tax and Accounting Considerations

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code” and such section, “Section 162(m)”), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.

Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at a number of other factors in making its decisions and retains the flexibility to provide compensation to the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its shareholders. The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718—Stock Compensation, or ASC 718, the Company is required to estimate and record an expense for each award of equity-based compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis in accordance with ASC 718.

Equity Grant Timing

Annual employee equity grants, including grants to executive officers, are typically granted after the announcement of the Company’s year-end financial results and after the Company’s window to trade in Company securities has reopened (generally 48 hours after the announcement of such financial results). New hire equity grants are typically granted on the first Wednesday following the first Monday (or the first business day thereafter if such day is a holiday for which Nasdaq is closed) of each month. For information about non-employee director equity compensation, see the discussion in the section entitled “Non-Employee Director Compensation Program—Equity Compensation” on page 48 of this Amendment. For additional information about our equity compensation plans, see the section entitled “Equity Compensation Plan Information” on page 51 of this Amendment.

Risk Assessment Concerning Compensation Practices and Policies

The Compensation Committee, at the direction of the Board, reviewed our 2021 compensation policies and practices and concluded that these policies and practices, as structured, are not reasonably likely to have a material adverse effect on the Company.

Specifically, our compensation programs contain many features that mitigate the likelihood of inducing excessive risk-taking behavior. These features include:

✓	a balance of fixed cash compensation and variable cash and equity compensation, with variable compensation tied both to short- and long-term objectives and the long-term value of our share price;
✓	Compensation Committee discretion in determining incentive program payouts and equity awards;
✓	limits on payouts under our annual performance incentive plans;
✓	share ownership and holding guidelines applicable to our directors and officers;
✓	application of our Clawback Policy and the anti-hedging and anti-pledging provisions in our Insider Trading Policy; and
✓	mandatory training on our policies that educate our employees on appropriate behaviors and the consequences of taking inappropriate actions.

The Compensation Committee also asked its independent compensation consultant to do a specific risk assessment of the Company’s 2021 cash and equity incentive plans and the independent compensation consultant determined there to be a low risk level under each of the factors assessed.

Compensation Committee Report

No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act through any general statement incorporating by reference in its entirety the annual report in which this compensation committee report appears, except to the extent that the Company specifically incorporates this compensation committee report or a portion of it by reference. In addition, this compensation committee report shall not be deemed ‘soliciting material’ or deemed to be ‘filed’ under either the Securities Act or the Exchange Act.

The Compensation Committee of the Board, which is comprised solely of (i) independent directors within the meaning of applicable Nasdaq Rules, (ii) outside directors within the meaning of Section 162 of the Code, and (iii) non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, has reviewed and discussed with management the Compensation Discussion and Analysis section to be included in the Company’s annual report and/or proxy statement for 2021. In reliance on the reviews and discussions referred to above, the Compensation Committee has approved the Compensation Discussion and Analysis, and the Board has approved the Compensation Discussion and Analysis for inclusion in the Company’s annual report and/or proxy statement for 2021.

Respectfully submitted by the Compensation Committee,

Nancy J. Wysenski (Chair)

Richard B. Gaynor, M.D.

Brian P. McKeon

Compensation Committee Interlocks and Insider Participation

The directors who served as members of the Compensation Committee at times during 2021 were David W. Anstice AO, Richard B. Gaynor, M.D., Brian P. McKeon and Nancy J. Wysenski, and former director Paul J. Mitchell, none of whom is currently, or ever has been, an officer or employee of the Company, or had any relationship that is required to be disclosed in this Amendment as a transaction with a related party. During 2021, none of our executive officers served as a member of the board of directors or the compensation committee (or other board committee performing equivalent functions) of any entity that had one or more of its executive officers serving on our Compensation Committee or our Board.

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

The Company’s management and the Board utilize this non-GAAP financial measure to evaluate the Company’s performance. The Company provides this non-GAAP measure of the Company’s performance to investors because management believes that this non-GAAP financial measure, when viewed with the Company’s results under GAAP and the accompanying reconciliations, is useful in identifying underlying trends in ongoing operations. However, non-GAAP net income is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to GAAP measures as an indicator of operating performance. Further, non-GAAP net income should not be considered a measure of the Company’s liquidity.

A reconciliation of GAAP net loss to non-GAAP net income, as provided in this Amendment is as follows:

Condensed Consolidated Statements of Operations - GAAP	Year Ended
(In thousands)	December 31, 2021
Net Loss — GAAP	$(48,169)
Adjustments:
Share-based compensation expense	87,623
Depreciation expense	40,505
Amortization expense	38,148
Income tax effect related to reconciling items	6,994
Non-cash net interest expense	469
Change in the fair value of contingent consideration	1,427
Debt refinancing	2,109
Non-GAAP Net Income	$129,106

Non-GAAP Financial Targets

This Amendment includes information about certain non-GAAP financial targets, including non-GAAP net income margin (non-GAAP net income/total revenue) and EBITDA margin (EBITDA/total revenue). These non-GAAP financial measures are not prepared in accordance with GAAP, are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income adjusts for certain one-time and non-cash charges by excluding from GAAP results: share-based compensation expense; amortization; depreciation; non-cash net interest expense; certain other one-time or non-cash items; and the income tax effect of these reconciling items. EBITDA represents: earnings before interest, taxation, depreciation and amortization; earnings include share-based compensation expense.

Executive Compensation Tables

Summary Compensation Table

The following table presents and summarizes the compensation paid to, or earned by, our named executive officers for 2021 and, to the extent required by SEC disclosure rules, 2020 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(2)	(f)(3)	(g)(4)	(h)	(i)(5)	(j)
Richard F. Pops	2021	1,105,923	—	3,101,695	3,463,250	1,161,220	—	14,500	8,846,588
Chairman and Chief Executive Officer	2020	1,073,712	—	2,551,714	3,489,121	912,655	—	14,500	8,041,702
	2019	1,037,400	—	4,221,072	8,384,675	980,000	—	14,000	14,637,147
Iain M. Brown	2021	500,000	—	933,373	1,151,296	287,500	—	14,500	2,886,669
Senior Vice President, Chief Financial Officer
James M. Frates(1)	2021	17,343	—	—	—	—	—	194,776	212,119
Former Senior Vice President, Chief Financial Officer	2020	575,460	—	786,717	996,096	—	—	14,500	2,372,772
	2019	556,000	—	758,881	1,475,360	278,000	—	14,000	3,082,241
Craig C. Hopkinson, M.D.	2021	670,000	—	1,612,178	1,988,600	442,200	—	14,500	4,727,478
Executive Vice President, Research and	2020	650,000	—	1,298,079	1,643,556	351,000	—	14,500	3,957,135
Development and Chief Medical Officer	2019	621,000	—	895,675	1,737,537	388,125	—	14,000	3,656,337
Blair C. Jackson	2021	540,000	—	1,272,775	1,569,949	372,600	—	14,500	3,769,824
Executive Vice President, Chief Operating Officer
David J. Gaffin	2021	586,250	—	975,790	1,203,632	337,094	—	14,500	3,117,266
Senior Vice President, Chief Legal Officer,	2020	569,250	—	904,709	1,145,513	256,163	—	14,500	2,890,136
Chief Compliance Officer and Secretary	2019	550,000	—	895,675	1,737,537	343,750	—	14,000	3,540,962

Notes to Summary Compensation Table

(1)	Mr. Frates terminated his employment with the Company in January 2021.
(2)

The amounts in column (e) reflect the aggregate grant date fair value of stock awards granted during 2021, 2020 and 2019, as indicated, computed in accordance with ASC 718. The weighted average grant date fair values of stock awards granted during these years are included in footnote 14 “Share-Based Compensation” to our consolidated financial statements for the year ended December 31, 2021 included in the 2021 Annual Report.

Included in the stock awards granted to the named executive officers in 2021 are PRSUs (the “2021 PRSUs”), which, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period and are subject to a relative TSR modifier at the end of the performance period. For additional detail regarding the 2021 PRSUs, see the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. The grant date fair value of these performance-vesting restricted stock unit awards was determined in accordance with

ASC 718 based upon the then-probable outcome as of the date of grant of each of the performance conditions underlying such awards and, because of the market condition component of the awards, was computed using a Monte Carlo simulation. For purposes of this grant date fair value, the Company deemed as probable as of the grant date the achievement of the commercial objectives and the financial objectives (consisting of meeting the profitability targets announced by the Company in December 2020 for FY 2023 (non-GAAP net income margin and EBITDA margin)), which commercial and financial objectives comprise 20% and 40%, respectively, of the total target value of the 2021 PRSUs. As of December 31, 2021, achievement of the financial objectives was no longer determined to be probable. Assuming on the date of grant that the highest level of performance would be achieved, the fair value of the 2021 PRSUs as calculated in accordance with ASC 718 was $5,169,491, $638,941, $1,103,621, $871,281 and $667,980 for Messrs. Pops and Brown, Dr. Hopkinson and Messrs. Jackson and Gaffin, respectively.

Included in the stock awards granted to the named executive officers in 2020 are the 2020 PRSUs, which, in order to vest, require achievement of certain commercial and pipeline performance conditions over a three-year performance period and are subject to a relative TSR modifier at the end of the performance period. For additional detail regarding the 2020 PRSUs, see the section entitled “Long-Term Equity Incentives” beginning on page 91 of our 2021 Proxy Statement. The grant date fair value of these performance-vesting restricted stock unit awards was determined in accordance with ASC 718 based upon the then-probable outcome of the performance conditions underlying such awards and, because of the market condition component of the awards, was computed using a Monte Carlo simulation. Assuming on the date of grant that the highest level of performance would be achieved, the fair value of the 2020 PRSUs as calculated in accordance with ASC 718 was $9,568,973, $1,075,173, $1,774,032 and $1,236,445 for Messrs. Pops and Frates, Dr. Hopkinson and Mr. Gaffin, respectively.

(3)

The amounts in column (f) reflect the aggregate grant date fair value of option awards granted during 2021, 2020 and 2019, as indicated, computed in accordance with ASC 718. The assumptions used in the calculation of the fair value of option awards granted by us during these periods are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2021 included in 2021 Annual Report under the heading “Share-Based Compensation”. For additional details regarding the equity granted to our named executive officers in 2021, see the discussion in the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. Included in the option awards granted to Mr. Pops during 2019 are (i) 382,200 time- and performance-vesting stock options that, in order to vest, require a greater than 50% increase in the Company’s share price from their grant date value for 30 consecutive trading days and, once that performance condition is met, remain subject to time-based vesting in equal annual installments over four years commencing on the first anniversary of the grant date, which had a grant date fair value computed using a Monte Carlo simulation model in accordance with ASC 718 of $6,414,272 and (ii) 121,000 time-vesting stock options that vest in equal annual installments over four years commencing on the first anniversary of the grant date, which had a grant date fair value computed using a Black-Scholes model in accordance with ASC 718 of $1,970,403.

(4)

The amounts in column (g) reflect the performance cash awards paid to our named executive officers for services performed during 2021, 2020 and 2019, as indicated, pursuant to the Alkermes plc Affiliated Company 2021 Reporting Officer Performance Pay Plan (the “2021 Performance Pay Plan”), Alkermes plc Affiliated Company 2020 Reporting Officer Performance Pay Plan and the Alkermes plc Affiliated Company Fiscal Year 2019 Reporting Officer Performance Pay Plan, respectively. The performance cash award amounts paid to our named executive officers for services in 2021 as compared to their target performance cash awards for 2021 reflect 105% of target for Mr. Pops, 110% of target for Dr. Hopkinson and 115% of target for Messrs. Brown, Gaffin and Jackson. Mr. Frates terminated his employment with the Company in January 2021 and was therefore not eligible to receive a performance cash award for 2020 or 2021.

(5)

The amounts in column (i) reflect the Company’s match on contributions made by the named executive officers to our 401(k) Plan. Column (i) for Mr. Frates also includes $192,009 for unused vacation time which was paid to Mr. Frates in 2021.

2021 Grants of Plan-Based Awards Table

The following table presents information on all grants of plan-based awards made in 2021 to our named executive officers. Mr. Frates terminated his employment with the Company in January 2021 and, accordingly, no target was established for him under the 2021 Performance Pay Plan and he was not granted any equity awards in 2021:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
(a)	(b)	(c)	(d)(1)	(e)(1)	(f)	(g)(2)	(h)(2)	(i)(3)	(j)(4)	(k)	(l)(5)
Richard F. Pops	2/22/2021	—	—	—	—	—	—	—	342,187	19.73	3,463,250
	2/22/2021	—	—	—	—	225,545	422,897	—	—	—	3,101,695
	N/A	—	1,105,923	2,211,846	—	—	—	—	—	—	—
Iain M. Brown	2/22/2021	—	—	—	—	—	—	27,877	—	—	550,013
	2/22/2021	—	—	—	—	—	—	—	113,754	19.73	1,151,296
	2/22/2021	—	—	—	—	27,877	52,269	—	—	—	383,360
	N/A	—	250,000	500,000	—	—	—	—	—	—	—
Craig C. Hopkinson, M.D.	2/22/2021	—	—	—	—	—	—	48,151	—	—	950,019
	2/22/2021	—	—	—	—	—	—	—	196,484	19.73	1,988,600
	2/22/2021	—	—	—	—	48,151	90,283	—	—	—	662,159
	N/A	—	402,000	804,000	—	—	—	—	—	—	—
Blair C. Jackson	2/22/2021	—	—	—	—	—	—	38,014	—	—	750,016
	2/22/2021	—	—	—	—	—	—	—	155,119	19.73	1,569,949
	2/22/2021	—	—	—	—	38,014	71,276	—	—	—	522,759
	N/A	—	324,000	648,000	—	—	—	—	—	—	—
David J. Gaffin	2/22/2021	—	—	—	—	—	—	29,144	—	—	575,011
	2/22/2021	—	—	—	—	—	—	—	118,925	19.73	1,203,632
	2/22/2021	—	—	—	—	29,144	54,645	—	—	—	400,779
	N/A	—	293,125	586,250	—	—	—	—	—	—	—

Notes to 2021 Grants of Plan-Based Awards Table

(1)

Represents the target and maximum amounts that could have been earned by each named executive officer under the 2021 Performance Pay Plan for the performance period of January 1, 2021 to December 31, 2021. The cash performance pay range for Mr. Pops was 0% to 200% of base salary with a target cash performance pay of 100% of base salary in effect at the time of award. The cash performance pay range for Dr. Hopkinson and Mr. Jackson was 0% to 120% of base salary with a target cash performance pay of 60% of base salary in effect at the time of award. The cash performance pay range for Messrs. Brown and Gaffin was 0% to 100% of base salary with a target cash performance pay of 50% of base salary in effect at the time of award. There are no other applicable estimated future payouts under non-equity incentive plan awards for our named executive officers under the 2021 Performance Pay Plan. For more information, see the discussion in the section entitled “Short-Term Incentive Compensation – Annual Cash Performance Pay” beginning on page 22 of this Amendment, and see the Summary Compensation Table on page 38 of this Amendment for the actual cash performance pay amounts paid to our named executive officers for performance during 2021.

(2)

Represents the target and maximum payouts for the 2021 PRSUs under the 2018 Plan that, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period and are subject to a relative TSR modifier at the end of the same performance period. For additional detail, see the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. No dividend equivalents are paid on unvested restricted stock unit awards.

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

(5)

Represents the estimated grant date fair value of stock options and restricted stock unit awards granted to the named executive officers during 2021 computed in accordance with ASC 718. Assumptions used in the calculation of the fair value of option awards granted by us during 2021 are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2021 included in 2021 Annual Report under the heading “Share-Based Compensation”. There can be no assurance that the stock options will be exercised (in which case no value will be realized by the optionee) or that the value realized upon exercise or settlement of a restricted stock unit award will equal the grant date fair value.

Narrative Disclosure to Summary Compensation Table and 2021 Grants of Plan-Based Awards Table

Employment Agreements.  Each of our named executive officers has entered into a written employment agreement with us that provides for payment of base salary, eligibility for cash incentive compensation, participation in incentive compensation plans and employee benefit programs and potential severance benefits. For additional information regarding the base salaries, annual cash performance and long-term equity opportunities for our named executive officers, see the section entitled “Compensation Discussion and Analysis” beginning on page 13 of this Amendment. For additional information regarding severance benefits provided under the employment agreements for our named executive officers, see the section entitled “Potential Payments upon Termination or Change in Control” beginning on page 45 of Amendment.

Base Salaries. For information regarding 2021 base salaries for our named executive officers, see the section entitled “Base Salary” on page 22 of this Amendment.

Annual Cash Performance Pay Awards. Under our reporting officer performance pay plans, our named executive officers are eligible to receive an annual cash performance pay award based on the Company’s performance against its corporate objectives and, for named executive officers other than the CEO, the contributions of each named executive officer to the achievement of our corporate objectives and such named executive officer’s individual performance. For additional information regarding 2021 annual cash performance pay awarded to our named executive officers, see the section entitled “Short-Term Incentive Compensation – Annual Cash Performance Pay” beginning on page 22 of this Amendment.

Equity Awards. Our 2018 Plan provides for the grant of stock options and stock awards to our eligible named executive officers, employees, non-employee directors and consultants. In 2021, we granted to our named executive officers time-vesting stock options and time-vesting restricted stock unit awards that vest in four equal annual installments commencing on the first anniversary of the grant date; we also granted performance-vesting restricted stock unit awards that, in order to vest, require achievement of certain financial, commercial and pipeline performance goals that are in line with our long-term business strategy over a three-year performance period and are subject to a relative TSR modifier at the end of the performance period. For additional information regarding our 2018 Plan, see the description of our 2018 Plan set forth in Proposal 4 and the summaries that follow in our 2021 Proxy Statement, and for additional information regarding the equity awards granted to our named executive officers in 2021, see the 2021 Grants of Plan-Based Awards table and related footnotes above and the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment.

No Option or SAR Repricing. Our 2018 Plan explicitly prohibits repricing of options and stock appreciation rights in any manner without shareholder approval, including cancelling awards in exchange for cash or another award under the 2018 Plan, and we did not engage in any repricings or other modifications to any of our named executive officer equity awards during the year ended December 31, 2021.

Other Compensatory Arrangements. See the section entitled “Additional Compensation Information” beginning on page 33 of this Amendment for a description of other compensatory arrangements and policies applicable to our named executive officers, including our Share Ownership and Holding Guidelines, our Clawback Policy and our retirement and other benefits.

Outstanding Equity Awards at 2021 Year End

The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2021:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)(1)	(c)	(d)		(e)	(f)(2)	(g)(3)		(h)(9)	(i)		(j)(9)
Richard F. Pops	—	—	—		—	—	18,125	(4)	421,588	—		—
	—	—	—		—	—	64,800	(5)	1,507,248	—		—
	—	—	—		—	—	27,227	(8)	633,300	108,908	(8)	2,533,200
	—	—	—		—	—	—		—	225,545	(10)	5,246,177
	450,000	—	—		16.55	5/21/2022	—		—	—		—
	300,000	—	—		33.72	5/28/2023	—		—	—		—
	230,000	—	—		47.16	3/3/2024	—		—	—		—
	200,000	—	—		71.23	2/26/2025	—		—	—		—
	300,000	—	—		32.27	2/28/2026	—		—	—		—
	200,000	—	—		54.57	2/17/2027	—		—	—		—
	221,250	73,750	—		67.26	2/16/2028	—		—	—		—
	60,500	60,500	382,200	(11)	32.57	2/21/2029	—		—	—		—
	89,616	268,850	—		20.43	2/20/2030	—		—	—		—
	—	342,187	—		19.73	2/22/2031	—		—	—		—
Iain M. Brown	—	—	—		—	—	2,375	(4)	55,243	—		—
	—	—	—		—	—	9,600	(5)	223,296	—		—
	—	—	—		—	—	13,767	(6)	320,220	—		—
	—	—	—		—	—	27,877	(7)	648,419	—		—
	—	—	—		—	—	2,294	(8)	53,358	9,178	(8)	213,480
	—	—	—		—	—	—		—	27,877	(10)	648,419
	30,000	—	—		33.72	5/28/2023	—		—	—		—
	25,000	—	—		47.16	3/3/2024	—		—	—		—
	17,750	—	—		71.23	2/26/2025	—		—	—		—
	36,000	—	—		32.27	2/28/2026	—		—	—		—
	40,000	—	—		54.57	2/17/2027	—		—	—		—
	28,500	9,500	—		67.26	2/16/2028	—		—	—		—
	37,250	37,250	—		32.57	2/21/2029	—		—	—		—
	19,188	57,565	—		20.43	2/20/2030	—		—	—		—
	—	113,754	—		19.73	2/22/2031	—		—	—		—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)(1)	(c)	(d)	(e)	(f)(2)	(g)(3)		(h)(9)	(i)		(j)(9)
Craig C. Hopkinson, M.D.	—	—	—	—	—	3,375	(4)	78,503	—		—
	—	—	—	—	—	13,750	(5)	319,825	—		—
	—	—	—	—	—	30,287	(6)	704,476	—		—
	—	—	—	—	—	48,151	(7)	1,119,992	—		—
	—	—	—	—	—	5,048	(8)	117,416	20,191	(8)	469,643
	—	—	—	—	—	—		—	48,151	(10)	1,119,992
	80,000	—	—	59.57	6/7/2027	—		—	—		—
	40,875	13,625	—	67.26	2/16/2028	—		—	—		—
	53,350	53,350	—	32.57	2/21/2029	—		—	—		—
	42,214	126,642	—	20.43	2/20/2030	—		—	—		—
	—	196,484	—	19.73	2/22/2031	—		—	—		—
Blair C. Jackson	—	—	—	—	—	2,375	(4)	55,243	—		—
	—	—	—	—	—	9,600	(5)	223,296	—		—
	—	—	—	—	—	13,767	(6)	320,220	—		—
	—	—	—	—	—	38,014	(7)	884,206	—		—
	—	—	—	—	—	2,294	(8)	53,358	9,178	(8)	213,480
	—	—	—	—	—	—		—	38,014	(10)	884,206
	49,999	—	—	16.55	5/21/2022	—		—	—		—
	40,000	—	—	33.72	5/28/2023	—		—	—		—
	30,000	—	—	47.16	3/3/2024	—		—	—		—
	23,500	—	—	71.23	2/26/2025	—		—	—		—
	45,000	—	—	32.27	2/28/2026	—		—	—		—
	35,000	—	—	54.57	2/17/2027	—		—	—		—
	28,500	9,500	—	67.26	2/16/2028	—		—	—		—
	37,250	37,250	—	32.57	2/21/2029	—		—	—		—
	19,188	57,565	—	20.43	2/20/2030	—		—	—		—
	—	155,119	—	19.73	2/22/2031	—		—	—		—
David J. Gaffin	—	—	—	—	—	3,375	(4)	78,503	—		—
	—	—	—	—	—	13,750	(5)	319,825	—		—
	—	—	—	—	—	21,109	(6)	490,995	—		—
	—	—	—	—	—	29,144	(7)	677,889	—		—
	—	—	—	—	—	3,518	(8)	81,829	14,072	(8)	327,315
	—	—	—	—	—	—		—	29,144	(10)	677,889
	30,000	—	—	33.72	5/28/2023	—		—	—		—
	25,000	—	—	47.16	3/3/2024	—		—	—		—
	17,750	—	—	71.23	2/26/2025	—		—	—		—
	36,000	—	—	32.27	2/28/2026	—		—	—		—
	40,000	—	—	54.57	2/17/2027	—		—	—		—
	40,875	13,625	—	67.26	2/16/2028	—		—	—		—
	53,350	53,350	—	32.57	2/21/2029	—		—	—		—
	29,422	88,266	—	20.43	2/20/2030	—		—	—		—
	—	118,925	—	19.73	2/22/2031	—		—	—		—

Notes to Outstanding Equity Awards Table

(1)

The grant date of all stock options is ten years prior to the option expiration date (column (f)). With the exception of the amounts in column (d), all stock options vest in four equal annual installments, commencing on the first anniversary of the grant date. Stock options granted in 2018 or earlier were granted under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended (the “2011 Plan”). Stock options granted in 2019 or later were granted under the 2018 Plan.

(2)	Stock options expire ten years from the grant date.
(3)

Time-vesting restricted stock unit awards vest in four equal annual installments, commencing on the first anniversary of the grant date. No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with us is terminated for any reason, except in the event of death, permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), time-vesting restricted stock unit awards are forfeited on the date of termination.

(4)	Time-vesting restricted stock unit awards granted on February 16, 2018 under the 2011 Plan.
(5)	Time-vesting restricted stock unit awards granted on February 21, 2019 under the 2018 Plan.
(6)	Time-vesting restricted stock unit awards granted on February 20, 2020 under the 2018 Plan.
(7)	Time-vesting restricted stock unit awards granted on February 22, 2021 under the 2018 Plan.
(8)

Performance-vesting restricted stock unit awards granted on February 20, 2020 under the 2018 Plan that, in order to vest, require achievement of certain commercial and pipeline performance conditions over a three-year performance period ending on December 31, 2022 and that are subject to a relative TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Equity Incentives” beginning on page 91 of our 2021 Proxy Statement. The amounts shown as of December 31, 2021 reflect that in September 2021, the Compensation Committee determined that the Company had achieved two of the three pipeline performance conditions underlying these performance-vesting restricted stock unit awards, as set forth in more detail in the section entitled “2020 Long-Term Incentive Plan Achievements” beginning on page 31 of this Amendment. As a result, in accordance with the pre-determined vesting schedule for these performance-vesting restricted stock unit awards, 37.5% of the total target number of shares underlying the restricted stock unit awards vested upon such determination and, as such, are no longer presented in this table. The amounts shown in column (g) represent an additional 12.5% of the total target number of shares underlying the pipeline performance conditions achieved, which are scheduled to vest on the third anniversary of the grant date. The amounts shown in column (i) represent the remaining 50% of the total target number of shares underlying the restricted stock unit awards, for which the commercial performance conditions will be assessed at the end of the performance period. No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with the Company is terminated for any reason, except in the event of death, permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), performance-vesting restricted stock unit awards are forfeited on the date of termination.

(9)	Market value is based on the closing price of our ordinary shares on December 31, 2021 as reported by Nasdaq, which was $23.26.
(10)

Performance-vesting restricted stock unit awards granted on February 22, 2021 under the 2018 Plan that, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period ending on December 31, 2023 and that are subject to a relative TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. As of December 31, 2021, none of the performance criteria underlying these performance-vesting restricted stock unit awards have been achieved. No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with the Company is terminated for any reason, except in the event of death, permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), performance-vesting restricted stock unit awards are forfeited on the date of termination.

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

2021 Option Exercises and Stock Vested

The following table presents information regarding option exercises and vesting of restricted stock unit awards for each named executive officer during 2021:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Richard F. Pops	400,000	1,536,145	140,957	3,667,292
Iain M. Brown	75,000	603,843	21,148	491,413
James M. Frates	163,435	400,577	—	—
Craig C. Hopkinson, M.D.	—	—	36,738	891,815
Blair C. Jackson	34,503	140,478	20,898	486,421
David J. Gaffin	43,250	356,231	30,341	712,077

2021 Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

2021 Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined benefit plans or defined contribution plans maintained by us.

Potential Payments upon Termination or Change in Control

If, during the term of a named executive officer’s employment agreement with us, we terminate such named executive officer’s employment without “cause” or such named executive officer terminates their employment for “good reason” (e.g., a material diminution in his responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which they must perform their employment) and such named executive officer thereafter signs a general release of claims, we will provide severance, as follows: to Mr. Pops, over a twenty-four-month period, we will pay an amount equal to two times the sum of (i) current base salary, plus (ii) the average of the annual cash incentive compensation received for the two immediately preceding years, and will provide for continued participation in our health benefit plans during such twenty-four-month period; and to Messrs. Brown, Jackson, Gaffin and Dr. Hopkinson, over a twelve-month period, we will pay an amount equal to the sum of (i) current base salary plus (ii) the average of the annual cash incentive compensation received for the two immediately preceding years, and will provide for continued participation in our health benefit plans during such twelve-month period. Mr. Frates terminated his employment with the Company in January 2021, and he did not receive any severance payments or benefits in connection with his termination other than a payment in respect of accrued but unused vacation time.

Under the employment agreements with our named executive officers, in the event of a change in control, each named executive officer would be entitled to continue their employment with us for a period of two years following the change in control. If, during this two-year period, the employment of such named executive officer is terminated without “cause” or if such named executive officer terminates their employment for “good reason,” such executive officer shall be paid a pro-rata amount of their annual cash incentive compensation (based upon the average of such executive officer’s annual cash incentive compensation for the prior two years) for the year in which the termination occurs. Additionally, such executive officer will receive a lump sum payment equal to: for Mr. Pops two times; and for Messrs. Brown, Jackson, Gaffin and Dr. Hopkinson, one and one-half times, the sum of their then-base salary (or the base salary in effect at the time of the change in control, if higher) plus an amount equal to the average of the annual cash incentive compensation received for the two immediately preceding years. Messrs. Pops, Brown, Jackson, Gaffin and Dr. Hopkinson will also be entitled to continued participation in our health benefit plans: for Mr. Pops, for a period of two years following the date of termination; and for Messrs. Brown, Jackson, Gaffin and Dr. Hopkinson, for a period of eighteen months following the date of termination. These change in control payments are expressly in lieu of, and supersede, those severance payments and benefits otherwise payable if such executive officer is terminated without “cause” or if such executive officer terminates their employment for good reason, provided that such termination occurs within two years after the occurrence of the first event constituting a change in control and that such first event occurs during the period of employment of the named executive officer. Messrs. Pops and Jackson are also entitled to a “gross-up payment” equal to the excise tax imposed upon the severance payment made in the event of a change in control, if any payment or benefit to the executive, whether pursuant to the employment agreement or otherwise, is considered an “excess parachute payment” and subject to an excise tax under the Code. In 2009, we discontinued providing such gross-up payments to newly hired employees. Messrs. Brown and Gaffin and Dr. Hopkinson are not entitled to a gross-up payment in the event of a change in control.

Under the terms of our 2018 Plan, the Administrator has the authority to determine the conditions under which any award under such plan will become exercisable in the event of a change in control (referred to as a Sale Event in the 2018 Plan) at the time of grant of such award. Upon a change in control, except to the extent the Administrator may otherwise specify, all then-outstanding stock options become vested and exercisable, all then-outstanding time-vesting stock awards become vested, and all then-outstanding performance-vesting restricted stock unit awards may become vested and nonforfeitable in the Administrator’s discretion.

Potential Post-Termination Payments

The following table summarizes the potential payments to our named executive officers (other than Mr. Frates) under various termination events. The table assumes that the triggering event occurred on December 31, 2021, the last business day of 2021, and the calculations use the closing price of our ordinary shares on December 31, 2021 as reported by Nasdaq, which was $23.26 per share. Due to Mr. Frates voluntarily terminating his employment with the Company effective January 2021, he was not eligible for any potential payments or benefits under any of the various termination events below as of December 31, 2021, and he did not receive any severance payments or benefits in connection with his termination other than a payment in respect of accrued but unused vacation time.

Name and Payment Elements	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Not Following a Change in Control	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Following a Change in Control
Richard F. Pops
Cash Compensation:
Severance	$4,104,501	$5,050,829
Equity Awards:
Stock Options and awards (1)	—	12,310,278
Benefits:
Health and Dental Insurance	49,319	49,319
Total	$4,153,820	$17,410,426

Iain M. Brown
Cash Compensation:
Severance	$706,773	$1,266,931
Equity Awards:
Stock Options and awards (1)	—	2,726,896
Benefits:
Health and Dental Insurance	24,660	36,989
Total	$731,433	$4,030,816

Craig C. Hopkinson, M.D.
Cash Compensation:
Severance	$1,039,563	$1,928,906
Equity Awards:
Stock Options and awards (1)	—	4,981,832
Benefits:
Health and Dental Insurance	24,660	36,989
Total	$1,064,223	$6,947,727

Blair C. Jackson
Cash Compensation:
Severance	$797,798	$1,454,495
Equity Awards:
Stock Options and awards (1)	—	3,344,488
Benefits:
Health and Dental Insurance	24,660	36,989
Total	$822,458	$4,835,972

David J. Gaffin
Cash Compensation:
Severance	$886,207	$1,629,266
Equity Awards:
Stock Options and awards (1)	—	3,323,843
Benefits:
Health and Dental Insurance	24,660	36,989
Total	$910,867	$4,990,098

Notes to Post-Termination Payments Table

(1)

Represents acceleration of vesting of unvested stock options and restricted stock unit awards, using a value per share of $23.26 (the closing price for our shares on December 31, 2021) for the unvested portions of time-vesting and performance-vesting restricted stock unit awards (assuming the target grant amount) and, for unvested stock options with an exercise price below $23.26 per share, a value per share equal to the difference between $23.26 and the exercise price.

Pay Ratio

For 2021, the annual total compensation for our CEO, including the value of employer paid health care benefits, as discussed below, was $8,871,248 and for our median employee was $201,944 (also including the value of employer paid health care benefits), resulting in a pay ratio of approximately 44 to 1.

The annual total compensation for our CEO in this pay ratio disclosure differs from the annual total compensation amounts reflected in the Summary Compensation Table on page 38 of this Amendment because we included the value of employer paid health care benefits (estimated for our CEO and eligible dependents at $24,659) in order to produce a more representative disclosure of our employees’ compensation. We also added the value of employer paid health care benefits to the median compensated employee’s compensation for purposes of this pay ratio disclosure. The annual total compensation for our median compensated employee does not represent an average of the compensation paid to our employees, but rather it is the compensation paid to the particular employee identified as our median employee.

We identified the median employee for 2021 by (i) aggregating for each applicable employee (A) base salary as of October 1, 2021 (or wages multiplied by annual work schedule, for hourly employees), (B) the target bonus for 2021 and (C) the estimated fair value of any equity awards granted during 2021, and (ii) ranking this annual compensation measure for our employees from lowest to highest.

This calculation was performed for 2,221 individuals, excluding our CEO, who were employed by us on October 1, 2021, whether employed on a full-time or part-time basis. In order to present a more accurate representation of comparative annual compensation, we annualized compensation for any permanent employees that were only employed for part of 2021, and converted amounts paid in a currency other than U.S. dollars to U.S. dollars based on the average year-to-date exchange rate on October 1, 2021. No employees located in jurisdictions outside of the U.S. were excluded from the calculation under the regulation’s de minimis exemption.

This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K (the “Rule”). In light of the numerous different methodologies, assumptions, adjustments and estimates that companies may apply in compliance with the Rule, this information should not be used as a basis for comparison between different companies.

Director Compensation

Directors who are employees of the Company do not receive additional compensation for Board membership over and above their regular employee compensation.

Non-Employee Director Compensation Program

Our non-employee director compensation program is intended to be current, competitive and fair, and is designed to attract and retain optimal talent and expertise on our Board and provide compensation commensurate with the time and effort that our directors are required to devote to the Company given the size and complexity of our operations and the Board’s significant oversight and advisory responsibilities.

The Compensation Committee is responsible for evaluating and recommending to the Board for its approval an annual non-employee director compensation program. In this context, the Compensation Committee annually reviews and evaluates, in consultation with its independent compensation consultant, recent trends in director compensation, corporate governance best practices related to director compensation, and comparable market data for director compensation, including data from the same peer group that the Compensation Committee uses for executive compensation purposes. The Compensation Committee makes its recommendations for non-employee director compensation to the Board based on such review and evaluation. The Board retains the ultimate authority to determine the form and amount of director compensation. It is the general philosophy of the Board that non-employee director compensation should be a mix of cash and equity-based compensation. No perquisites are provided to our non-employee directors. For purposes of our director compensation program, unless otherwise noted below, each “year” refers to the approximately 12-month period between our annual general meetings of shareholders.

Annual Cash Retainers

Each non-employee director receives an annual cash retainer for their service on the Board and an additional annual cash retainer if they serve as Lead Independent Director of the Board or as a member or chair of certain committees of the Board. Our non-employee directors also receive an additional fee for attendance at each regularly-scheduled meeting of the Board in excess of a pre-determined number of meetings each year as set forth below.

No changes to existing retainers; retainers added for new committee and Lead Independent Director. In May 2021, following review of the non-employee director annual cash retainers approved in May 2020, and determination that such cash compensation remained aligned, and competitive, with our peer group companies, the Compensation Committee recommended to the Board that no changes be made in 2021 to any existing annual cash retainer fee amounts. The Nominating and Corporate Governance Committee also recommended, in light of the significant time and effort expended by the Lead Independent Director and the members of the recently formed Financial Operating Committee of the Board (the “Financial Operating Committee”), that new annual cash retainer fee amounts be approved for service in such role or on such committee. The Board subsequently approved these recommendations, resulting in the following annual retainers for non-employee directors’ leadership and service roles on the Board and its committees for the upcoming year, each paid pro-rata on a quarterly basis:

Service	Retainer Fee
Board Member	$74,000*
Lead Independent Director	40,000
Audit and Risk Committee Chair	25,000
Audit and Risk Committee Member	15,000
Compensation Committee Chair	25,000
Compensation Committee Member	15,000
Financial Operating Committee Chair	18,000
Financial Operating Committee Member	10,000
Nominating and Corporate Governance Committee Chair	18,000
Nominating and Corporate Governance Committee Member	10,000

* This amount includes compensation for attendance at the first five regularly-scheduled Board meetings held each year. An additional fee of $3,500 is paid to each non-employee director for their attendance at any regularly-scheduled Board meeting in excess of the fifth regularly-scheduled Board meeting occurring in such year.

In 2021, in recognition of continuing and evolving demands on the Company in response to the COVID-19 pandemic and other matters of importance to the Company, we conducted frequent Board update calls to keep the Board informed and in regular communication with management. None of the directors received any additional compensation for participation in such calls.

Equity Compensation

Each non-employee director is also granted equity for their Board service, in the form of an annual award (the “Annual Grant”) that is typically granted to all continuing non-employee directors each year on the date of the Company’s annual general meeting of shareholders, following the election of directors at such meeting. Each newly appointed non-employee director who joins the Board after the annual general meeting of shareholders is granted a prorated portion of the Annual Grant, typically granted to such director proximate to the date of such director’s election to the Board, with the value of the award prorated based on the number of days remaining until the expected date of the Company’s next annual general meeting of shareholders, divided by 365 (each such grant, a “Pro-Rata Annual Grant”). In addition, each newly appointed non-employee director is granted an initial award for joining the Board (each, a “New Director Grant”), typically granted to such director proximate to the date of such director’s election to the Board, with the current award value equal to 1.5 times the approved award value of the Annual Grant.

Vesting terms. Per our non-employee director equity grant procedures, Annual Grants and Pro-Rata Annual Grants vest in full on the one-year anniversary of the applicable grant date, and New Director Grants vest in three equal annual installments, commencing on the one-year anniversary of the grant date.

No changes to award values in 2021.  Each year, prior to the Company’s annual general meeting of shareholders, the Compensation Committee recommends to the Board for its approval equity award values and terms for the Annual Grant and any New Director Grant for the upcoming year. In May 2021, following review of the target equity compensation value of $375,000 for the Annual Grant and $562,500 for the New Director Grant approved in 2020, and determination that such equity compensation values remained aligned to and competitive with our peer group companies, the Compensation Committee recommended to the Board that no changes be made to the non-employee director equity award values for the upcoming year and the Board subsequently approved this recommendation.

Equity mix and share number calculation methodology.  All grants to our non-employee directors in 2021 consisted of 50% restricted stock unit awards and 50% stock options, with the number of shares underlying each restricted stock unit award calculated by dividing the approved aggregate value of such awards by the closing price of the Company’s ordinary shares on the Nasdaq Global Select Market as of the close of trading on the applicable grant date (the “Grant Date Closing Share Price”), and the number of shares underlying each stock option calculated utilizing the Grant Date Closing Share Price and the Black-Scholes valuation model, in each case with the resulting share number rounded up to the nearest whole number of shares.

Our non-employee directors are not granted any equity other than the Annual Grant (or Pro-Rata Annual Grant, as applicable) each year and a one-time New Director Grant upon joining the Board. For a description of our share ownership and holding guidelines for our directors, see the section entitled “Share Ownership and Holding Guidelines” on page 33 of this Amendment.

Reimbursement of Expenses and Insurance

We reimburse each non-employee director for necessary business expenses incurred in the performance of their Board service and extend coverage to each non-employee director under our travel accident and directors’ and officers’ indemnity insurance policies.

Conflicts of Interest

Independent directors do not receive consulting, advisory or other compensatory fees from the Company if the receipt of such fees would result in disqualifying the director from being considered an “independent” director in accordance with the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder. To the extent practicable or required by applicable rule or regulation, independent directors who are affiliated with the Company’s service providers, partners or collaborators will undertake to ensure that their compensation from such providers, partners or collaborators does not include amounts connected to payments by the Company.

2021 Director Compensation Table

Each of David W. Anstice AO, Shane M. Cooke, David A. Daglio, Jr., Wendy L. Dixon, Ph.D., Richard B. Gaynor, M.D., Brian P. McKeon, Nancy L. Snyderman, M.D., Frank Anders Wilson and Nancy J. Wysenski served as non-employee directors during all of 2021. Robert A. Breyer and Paul J. Mitchell served as non-employee directors in 2021 until their retirement from the Board at the close of the 2021 annual general meeting of shareholder on June 14, 2021. Emily Peterson Alva and Cato T. Laurencin, M.D., Ph.D., were appointed to the Board on May 18, 2021 and November 18, 2021, respectively, and each served as a non-employee director from their respective appointment date through the end of 2021.

Richard F. Pops, our CEO and Chairman of the Board, was an employee during all of 2021. As an employee, Mr. Pops does not receive any cash or equity compensation for his service on the Board.

The following table presents and summarizes the cash retainer fee amounts earned or paid to our non-employee directors for service during 2021 and the equity compensation granted to our non-employee directors in 2021.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total*
Name	($)	($)	($)	($)
(a)	(b)(1)	(c)(2)	(d)(3)(4)	(h)
Emily Peterson Alva	51,005	481,900	481,302	1,014,207
David W. Anstice AO	107,269	187,501	187,492	482,262
Robert A. Breyer	45,148	—	—	45,148
Shane M. Cooke	74,000	187,501	187,492	448,993
David A. Daglio, Jr.	92,092	544,269	537,737	1,174,098
Wendy L. Dixon, Ph.D.	92,000	187,501	187,492	466,993
Richard B. Gaynor, M.D.	89,000	187,501	187,492	463,993
Cato T. Laurencin, M.D., Ph.D.	8,647	376,823	376,248	761,718
Brian P. McKeon	94,092	544,269	537,737	1,176,098
Paul J. Mitchell	51,989	—	—	51,989
Nancy L. Snyderman, M.D.	99,000	187,501	187,492	473,993
Frank Anders Wilson	99,907	187,501	187,492	474,900
Nancy J. Wysenski	94,440	187,501	187,492	469,433

* Numbers may not sum due to rounding.

Notes to 2021 Director Compensation Table

(1)

The amounts in column (b) represent fees earned by or paid to our non-employee directors for service during 2021, including annual cash retainer fees for service on the Board and additional cash retainer fees for service on a committee of the Board, for service as a chair of a committee or for service as Lead Independent Director of the Board. The annual cash retainer fees for service on the Board for Ms. Alva and Dr. Laurencin were prorated based on the date of their respective appointment to the Board. The annual cash retainer fees for service on the Board and on committees of the Board for Messrs. Breyer and Mitchell were prorated based on the date of their retirement from the Board. In addition, certain of the annual cash retainer fees for service as a member or chair of a committee were prorated, as applicable, based on each director’s respective date of appointment to the relevant position, and the new annual cash retainer fees approved for the Lead Independent Director and the members of the Financial Operating Committee effective June 2021 were prorated based on such date of effectiveness.

(2)

The amounts in column (c) reflect the aggregate grant date fair value of restricted stock unit awards granted in 2021, excluding estimates of forfeitures, if any, as computed in accordance with ASC 718. On June 14, 2021, each then-current non-employee director was granted, as part of their Annual Grant, a restricted stock unit award in the amount of 7,585 ordinary shares, which had a grant date fair value of $24.72 per share. In addition, each of Ms. Alva, Messrs. Daglio and McKeon, and Dr. Laurencin, was awarded restricted stock unit awards in 2021 as part of their respective Pro-Rata Annual Grants for the year in which they commenced Board service or as part of their respective New Director Grants as follows: on June 9, 2021, Ms. Alva was awarded a restricted stock unit award in the amount of 532 ordinary shares as part of her Pro-Rata Annual Grant and a restricted stock unit award in the amount of 11,387 ordinary shares as part of her New Director Grant, each of which had a grant date fair value of $24.70 per share; on February 10, 2021, Messrs. Daglio and McKeon were each awarded a restricted stock unit award in the amount of 2,223 ordinary shares as part of their Pro-Rata Annual Grant and a restricted stock unit award in the amount of 13,336 ordinary shares as part of their New Director Grant, each of which had a grant date fair value of $22.93 per share; and on December 8, 2021, Dr. Laurencin was awarded a restricted stock unit award in the amount of 4,160 ordinary shares as part of his Pro-Rata Annual Grant and a restricted stock unit award in the amount of 12,245 ordinary shares as part of his New Director Grant, each of which had a grant date fair value of $22.97 per share. All of these restricted stock unit awards were granted under the 2018 Plan. The Annual Grant and Pro-Rata Annual Grant restricted stock unit awards vest in full on the one-year anniversary of the date of grant. The New Director Grant restricted stock unit awards vest in three equal annual installments, commencing on the first anniversary of the date of grant. Additionally, in accordance with their terms, any unvested portion of the restricted stock unit awards vests upon termination of a non-employee director’s service relationship with us. Our current non-employee directors and former non-employees directors who served on the Board during 2021 each held outstanding restricted stock unit awards as of December 31, 2021 for the following aggregate number of ordinary shares: Ms. Alva, 19,504 shares; Mr. Anstice, 7,585 shares; Mr. Breyer, 0 shares; Mr. Cooke, 7,585 shares; Mr. Daglio, 23,144 shares; Dr. Dixon, 7,585 shares; Dr. Gaynor, 7,585 shares; Dr. Laurencin, 16,405 shares; Mr. McKeon, 23,144 shares; Mr. Mitchell, 0 shares; Dr. Snyderman, 7,585 shares; Mr. Wilson, 7,585 shares; and Ms. Wysenski, 7,585 shares.

(3)

The amounts in column (d) reflect the aggregate grant date fair value of stock options granted during 2021, as computed in accordance with ASC 718. On June 14, 2021, each then-current non-employee director was granted, as part of their Annual Grant, a non-qualified stock option to purchase 15,677 ordinary shares, which option had an estimated grant date fair value of $11.96 per share. In addition, each of Ms. Alva, Messrs. Daglio and McKeon, and Dr. Laurencin, was awarded non-qualified stock options in 2021 as part of their respective Pro-Rata Annual Grants for the twelve-month period in which they commenced Board service or as part of their respective New Director Grants as follows: on June 9, 2021, Ms. Alva was awarded a non-qualified stock option to purchase 1,115 ordinary shares as part of her Pro-Rata Annual Grant and a non-qualified stock option to purchase 22,759 ordinary shares as part of her New Director Grant, which options had grant date fair values of $11.78 and $12.33 per share, respectively; on February 10, 2021, Messrs. Daglio and McKeon were each awarded a non-qualified stock option to purchase 4,549 ordinary shares as part of their Pro-Rata Annual Grant and a non-qualified stock option to purchase 26,169 ordinary shares as part of their New Director Grant, which options had grant date fair values of $11.02 and $11.47 per share, respectively; and on December 8, 2021, Dr. Laurencin was awarded a non-qualified stock option to purchase 8,400 ordinary shares as part of his Pro-Rata Annual Grant and a non-qualified stock option to purchase 23,739 ordinary shares as part of his New Director Grant, which options had grant date fair values of $11.37 and $11.82 per share, respectively. The Annual Grant and Pro-Rata Annual Grant stock options were granted under the 2018 Plan, vest in full on the one-year anniversary of the date of grant and expire upon the earlier of ten years from the date of grant or three years following termination of a director’s service relationship with the Company. The New Director Grant stock options were granted under the 2018 Plan, vest in three equal annual installments, commencing on the first anniversary of the date of grant, and expire upon the earlier of ten years from the date of grant or three years following termination of a director’s service relationship with the Company. Additionally, any unvested portion of these stock options shall vest upon termination of the director’s service relationship with the Company. There can be no assurance that these stock options will be exercised or that the value realized upon their exercise will equal their grant date fair value.

(4)

The respective assumptions used in the calculation of the fair value of the following stock options granted on the following dates are: New Director Grant stock options granted on February 10, 2021- option exercise price, $22.93; expected term, 7.3 years; volatility, 48%; interest rate, 0.83%; dividend yield, zero; Pro-Rata Annual Grant stock options granted on February 10, 2021- option exercise price, $22.93; expected term, 6.3 years; volatility, 50%; interest rate, 0.68%; dividend yield, zero. New Director Grant stock options granted on June 9, 2021- option exercise price, $24.70; expected term, 7.2 years; volatility, 48%; interest rate, 1.2%; dividend yield, zero; Pro-Rata Annual Grant stock options granted on June 9, 2021- option exercise price, $24.70; expected term, 6.2 years; volatility, 49%; interest rate, 1.01%; dividend yield, zero; Annual Grant stock options granted on June 14, 2021- option exercise price, $24.72; expected term, 6.2 years; volatility, 50%; interest rate, 1.05%; dividend yield, zero; New Director Grant stock options granted on December 8, 2021- option exercise price, $22.97; expected term, 7.4 years; volatility, 48%; interest rate, 1.45%; dividend yield, zero; Pro-Rata Annual Grant options granted on December 8, 2021- option exercise price, $22.97; expected term, 6.4 years; volatility, 50%; interest rate, 1.4%; dividend yield, zero. Our current non-employee directors and former non-employee directors who served on the Board during 2021 each held outstanding stock options as of December 31, 2021 for the following aggregate number of ordinary shares: Ms. Alva, 39,551 shares; Mr. Anstice, 206,709 shares; Mr. Breyer, 191,032 shares; Mr. Cooke, 497,284 shares; Mr. Daglio, 46,395 shares; Dr. Dixon, 181,709 shares; Dr. Gaynor, 113,009 shares; Dr. Laurencin, 32,139 shares; Mr. McKeon, 46,395 shares; Mr. Mitchell, 191,032 shares; Dr. Snyderman, 137,709 shares; Mr. Wilson, 113,009 shares; and Ms. Wysenski, 222,959 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about:

•	the number of ordinary shares subject to issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock unit awards under equity compensation plans adopted by us;
•	the weighted-average exercise price of outstanding stock options under equity compensation plans adopted by us; and
•	the number of ordinary shares available for future issuance under our 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	16,747,819	$34.02	13,800,151
Equity compensation plans not approved by security holders	—	—	—
(1)

This excludes 6,322,685 ordinary shares issued as time-vesting restricted stock unit awards and 877,862 ordinary shares issued as performance-vesting restricted stock unit awards, all of which are subject to forfeiture until such awards vest in full.

(2)

Represents the weighted-average exercise price of outstanding stock options under our equity compensation plans. This does not include outstanding restricted stock unit awards under our equity compensation plans as such awards do not have an exercise price.

Ownership of the Company’s Ordinary Shares

The following table and notes provide information about the beneficial ownership of our ordinary shares as of April 13, 2022 by:

•	each of the Company’s current directors;
•	the Company’s Chief Executive Officer;
•	each of the Company’s other named executive officers, as set forth in the Summary Compensation Table on page 38 of this Amendment; and
•	all of the Company’s current directors and executive officers as a group.

According to SEC rules, the Company has included in the column “Number of Issued Ordinary Shares” all shares over which the person has sole or shared voting or investment power, and the Company has included in the column “Number of Ordinary Shares Issuable” all shares that the person has the right to acquire within 60 days after April 13, 2022 through the exercise of any stock option, vesting of any stock award or other right. All shares that a person has a right to acquire within 60 days of April 13, 2022 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person.

Unless otherwise indicated, each person has the sole power (except to the extent authority is shared by spouses) to invest and vote the shares listed opposite the person’s name. The Company’s inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership of those shares by the person listed in the table. The business address of each of the Company’s current non-employee directors is Connaught House, 1 Burlington Road, Dublin 4, Ireland, D04 C5Y6. The business address of each of the Company’s current executive officers is 852 Winter Street, Waltham, MA 02451.

Ownership by Directors and Executive Officers

	Number of Issued Ordinary Shares	Number of Ordinary Shares Issuable(1)	Total	Percent(2)
Emily Peterson Alva	1,650	13,030	14,680	*
David W. Anstice AO	77,320	191,032	268,352	*
Shane M. Cooke	90,478	461,607	552,085	*
David A. Daglio, Jr.	48,934	13,273	62,207	*
Wendy L. Dixon, Ph.D.	45,539	166,032	211,571	*
Richard B. Gaynor, M.D.	8,939	76,734	85,673	*
Cato T. Laurencin, M.D., Ph.D.	—	—	—	*
Brian P. McKeon	13,934	13,273	27,207	*
Richard F. Pops	865,556	2,617,179	3,482,735	2.13%
Nancy L. Snyderman, M.D.	9,366	122,032	131,398	*
Frank Anders Wilson	8,939	76,734	85,673	*
Nancy J. Wysenski	20,181	207,282	227,463	*
Iain M. Brown	59,906	309,439	369,345	*
James M. Frates	187,497	—	187,497	*
David J. Gaffin	97,766	371,850	469,616	*
Craig C. Hopkinson, M.D.	17,994	348,074	366,068	*
Blair C. Jackson	87,915	394,529	482,444	*
All directors and executive officers as a group (18 persons)	1,712,761	6,063,361	7,776,122	4.76%

*	Represents less than 1% of the Company’s outstanding ordinary shares.
(1)	Shares that can be acquired through stock options exercisable and restricted stock unit awards vesting by June 12, 2022, which is 60 days from April 13, 2022.
(2)	Applicable percentage of ownership as of April 13, 2022 is based upon 163,322,076 ordinary shares outstanding as of April 13, 2022.

Ownership by Principal Shareholders

The following table and notes provide information about the beneficial ownership of our ordinary shares as of April 13, 2022, or as of the date otherwise set forth below, by each shareholder known to us to be the beneficial owner of more than 5% of our ordinary shares.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, it is believed that each shareholder identified in the table possesses sole voting and investment power over all of our ordinary shares shown as beneficially owned by that shareholder. The percentages of beneficial ownership listed below are based on the most recent Schedule 13D and Schedule 13G filings made with the SEC as of April 13, 2022 and based on 163,322,076 of our ordinary shares outstanding as of April 13, 2022.

	Number of Ordinary Shares Beneficially Owned	Percent
T. Rowe Price Associates, Inc. (1)	21,343,581	13.07%
100 E. Pratt Street
Baltimore, MD 21202
The Vanguard Group (2)	16,891,710	10.34%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.(3)	14,252,287	8.73%
55 East 52nd Street
New York, NY 10055
Sarissa Capital Management LP (4)	14,040,000	8.60%
660 Steamboat Road
Greenwich, CT 06830
Wellington Management Group LLP (5)	11,808,222	7.23%
280 Congress Street
Boston, MA 02210

(1)

Based solely on a Schedule 13G/A filed February 14, 2022, T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 8,382,874 ordinary shares of Alkermes and sole dispositive power over 21,343,581 ordinary shares of Alkermes. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, the ordinary shares of Alkermes. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, the ordinary shares of Alkermes, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time.

(2)

Based solely on a Schedule 13G/A, filed February 9, 2022, The Vanguard Group, in its capacity as investment adviser, may be deemed to beneficially own 16,891,710 ordinary shares of Alkermes. The Vanguard Group has shared voting power over 303,841 ordinary shares of Alkermes, sole dispositive power over 16,445,828 ordinary shares of Alkermes and shared dispositive power over 445,882 ordinary shares of Alkermes. The Vanguard Group, Inc.’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the ordinary shares of Alkermes. No one other person’s interest in the ordinary share of Alkermes is more than 5%.

(3)

Based solely on a Schedule 13G/A filed February 3, 2022, BlackRock, Inc., as a parent holding company or control person, beneficially owns 14,252,287 ordinary shares of Alkermes. BlackRock, Inc. has sole voting power over 13,869,183 ordinary shares of Alkermes and has sole dispositive power over 14,252,287 ordinary shares of Alkermes. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the ordinary shares of Alkermes. No one of such persons’ interest in the ordinary shares of Alkermes is more than 5% of the total outstanding ordinary shares.

(4)

Based solely on a Schedule 13D/A filed January 10, 2022, Sarissa Capital Management LP (“Sarissa”), may be deemed to beneficially own, and has shared voting power and shared dispositive power over, 14,040,000 ordinary shares of Alkermes.

(5)

Based solely on a Schedule 13G/A filed September 10, 2021, each of Wellington Management Group LLP (“Wellington Management”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors”) and Wellington Management Company LLP (“Wellington Company”) may be deemed to beneficially own, and has shared voting power and shared dispositive power over, 11,808,222 ordinary shares of Alkermes. These shares are owned of record by clients of one or more of Wellington Company, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd, Wellington Management Australia Pty Ltd (collectively, the “Wellington Investment Advisors”) directly, or indirectly owned by Wellington Management. The clients of the Wellington Investment Advisors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. No such client is known to have such right or power with respect to more than 5% of the ordinary shares of Alkermes, except for Vanguard Health Care Fund. Wellington Advisors controls directly, or indirectly through Wellington Management Global Holdings Ltd., the Wellington Investment Advisors. Wellington Advisors is owned by Wellington Holdings and Wellington Holdings is owned by Wellington Management.

Disclosure of Shareholder Interests under the Companies Act

Under the Irish Companies Act 2014, as amended (the “Companies Act”), our shareholders must notify us if, as a result of a transaction, the shareholder will become interested in 3% or more of our shares or, if as a result of a transaction a shareholder who was interested in more than 3% of our shares ceases to be so interested. When a shareholder is interested in more than 3% of our shares, the shareholder must notify us of any alteration of its interest that brings its total holdings through the nearest whole percentage number, whether an increase or a reduction. The relevant percentage figure is calculated by reference to the aggregate nominal value of the shares in which the shareholder is interested as a proportion of the entire nominal value of our issued share capital (or any such class of share capital in issue). When the percentage level of the shareholder’s interest does not amount to a whole percentage this figure may be rounded down to the next whole number. We must be notified within five business days of the transaction or alteration of the shareholder’s interest that gave rise to the notification requirement. If a shareholder fails to comply with these notification requirements, the shareholder’s rights in respect of any of our shares that it holds shall not be enforceable, either directly or indirectly. However, such person may apply to the Irish High Court to have the rights attaching to such shares reinstated.

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

Following the end of each calendar quarter, we ask our directors and executive officers to disclose a list of their “related parties”; this practice is not pursuant to a written policy or procedure. Related parties are defined as any public, private, for profit, or non-profit company or organization of which they or their immediate family member is an officer, director or 10% or greater shareholder. All reported “related parties” are sent to our Finance department, which checks them against transactions of the Company in that prior quarter. At each Audit and Risk Committee meeting held to review our quarterly financial results, any transactions between a reported related party and the Company are reported to the Audit and Risk Committee for its review and, if deemed necessary by the Audit and Risk Committee in its sole discretion, approval.

In addition, under our Code of Business Conduct and Ethics, each of our directors, officers and employees is required to promptly disclose any matter that they believe might raise doubt regarding their ability to act objectively and in the Company’s best interest and, in certain circumstances, receive approval for such matters, as described in our Code of Business Conduct and Ethics. Under our Articles of Association and in accordance with the Companies Act, each of our directors is required to declare to the Board any interest that they have, whether direct or indirect, in any contract, transaction or arrangement or any proposed contract, transaction or arrangement with the Company.

Since January 1, 2021, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

Independence of Members of the Board

In accordance with the Company’s Corporate Governance Guidelines, not less than a majority of the Board must meet the independence requirements set forth in the Nasdaq Rules. The Board annually makes a determination as to whether each director is “independent” as set forth in the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder. To assist in making its determination, the Board periodically reviews each director’s status as an independent director, including soliciting information from each director regarding whether such director, or any member of their immediate family, had a direct or indirect material interest in any transactions involving the Company, was involved in a debt relationship with the Company, received personal benefits outside the scope of such person’s normal compensation or has any other relationship with the Company that, in the judgment of the Board, would interfere with such director’s exercise of independent judgment in carrying out such director’s responsibilities as a director.

Based on the information provided by each of the Company’s directors, the Board has determined that, with the exception of Richard F. Pops (our Chief Executive Officer), each of our current directors and each director who served on our Board during any part of 2021, is independent, and that each member of each standing committee of our Board—the Audit and Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee—is “independent” (as defined in the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder).

Item 14. Principal Accounting Fees and Services

Audit Fees

Aggregate Fees for 2021 and 2020

During 2021 and 2020, PricewaterhouseCoopers LLP (“PwC”) provided various audit, audit-related, tax and other services to us. The Audit and Risk Committee understands the need for PwC to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of PwC, the Audit and Risk Committee has adopted policies and procedures which require it to review and pre-approve all audit and non-audit services performed by PwC. All of the services of PwC for 2021 and 2020 described below were pre-approved by the Audit and Risk Committee.

The aggregate fees of PwC for 2021 and 2020 were as follows:

	2021	2020
Audit fees(1)	$2,443,300	$2,396,361
Audit-related fees(2)	40,694	8,500
Tax fees(3)	398,157	472,066
All other fees(4)	34,650	2,756
Total	$2,916,801	$2,879,683

(1)

Consists of fees for services related to the audit of our annual consolidated financial statements, statutory audits and the review of our quarterly consolidated financial statements, including the review of our internal controls over financial reporting and other engagements related to the applicable year. Included in these amounts for 2021 and 2020 are expenses of $1,300 and $1,580, respectively.

(2)	Consists of fees for general advisory services and services related to employee benefit plan audits.
(3)

Consists of fees for tax compliance and tax advisory services, other than those related to the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements. Included in these amounts for 2021 and 2020 are expenses of $0.

(4)	Consists of fees for access to the PwC on-line accounting research database.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements—The consolidated financial statements of Alkermes plc, required by this item, are submitted in a separate section beginning on page F‑1 of the 2021 Annual Report.
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

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 28, 2021
4.1	Description of Securities.	Exhibit 4.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1.1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1.2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1.3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1.4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1.5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1.6	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.13.1 †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.14 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and James M. Frates.	Exhibit 10.15 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.15 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.16 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.16.1†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.16.2 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.17 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of the Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.18 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.19†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.19.1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.19.6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.19.7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.20†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.20.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.20.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.21 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
10.21.1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.21.3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23 ,2018
10.21.4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.21.5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.21.6 †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
21.1	List of subsidiaries	Exhibit 21.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	Exhibit 23.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
24.1	Power of Attorney (included on the signature page to the Alkermes plc Annual Report on Form 10-K)	Signature page to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Exhibit 31.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Exhibit 31.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
31.3 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.4 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2022
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
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

April 29, 2022