Form 10-Q
period 2022-06-30
Alkermes plc.
filed 2022-07-27
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 22, 2022 was 164,254,275 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
•

our expectations regarding the competitive, payer, legislative, regulatory and policy landscape, and changes therein, related to our products, including competition from generic forms of our products or competitive products and development programs; barriers to access or coverage of our products and potential changes in reimbursement of our products; and legislation, regulations, executive orders, guidance or other measures that may impact pricing and reimbursement of, and access to, our products;

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

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 16, 2022, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 29, 2022 (our “Annual Report”).

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that any industry publications and third-party research, surveys and studies from which data is included in this Form 10-Q are reliable, we have not independently verified any such data. This Form 10-Q may also include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report. These and other factors could cause our results to differ materially from those expressed or implied in this Form 10-Q.

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

The following are trademarks of the respective companies listed: ANJESO®—Baudax Bio, Inc.; BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson Corporation (or its affiliates); KEYTRUDA®—Merck Sharp & Dohme Corp.; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,646	$337,544
Receivables, net	245,840	313,193
Investments—short-term	326,321	198,767
Inventory	155,608	150,335
Contract assets	16,486	13,363
Prepaid expenses and other current assets	47,090	48,967
Total current assets	1,045,991	1,062,169
PROPERTY, PLANT AND EQUIPMENT, NET	337,146	341,054
INVESTMENTS—LONG-TERM	179,010	229,430
RIGHT-OF-USE ASSETS	111,119	115,627
INTANGIBLE ASSETS, NET	56,011	74,043
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	123,702	81,833
OTHER ASSETS	11,565	27,455
TOTAL ASSETS	$1,957,417	$2,024,484
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$186,814	$208,491
Accrued sales discounts, allowances and reserves	228,973	237,216
Operating lease liabilities—short-term	15,944	16,240
Contract liabilities—short-term	3,787	6,339
Current portion of long-term debt	3,000	3,000
Total current liabilities	438,518	471,286
LONG-TERM DEBT	291,537	292,804
OPERATING LEASE LIABILITIES—LONG-TERM	99,832	104,162
OTHER LONG-TERM LIABILITIES	45,206	43,648
Total liabilities	875,093	911,900
COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 168,782,701 and 165,790,549 shares issued; 164,232,704 and 161,937,327 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,688	1,658
Treasury shares, at cost (4,549,997 and 3,853,222 shares at June 30, 2022 and December 31, 2021, respectively)	(160,241)	(142,658)
Additional paid-in capital	2,858,422	2,798,325
Accumulated other comprehensive loss	(10,488)	(3,723)
Accumulated deficit	(1,607,057)	(1,541,018)
Total shareholders’ equity	1,082,324	1,112,584
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,957,417	$2,024,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$190,787	$160,808	$362,055	$290,771
Manufacturing and royalty revenues	85,326	142,294	190,496	262,141
License revenue	—	—	2,000	1,500
Research and development revenue	106	615	213	735
Total revenues	276,219	303,717	554,764	555,147
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	58,360	53,124	113,519	94,144
Research and development	92,873	97,473	188,826	189,741
Selling, general and administrative	150,377	139,188	295,429	264,356
Amortization of acquired intangible assets	9,066	9,511	18,032	18,917
Total expenses	310,676	299,296	615,806	567,158
OPERATING (LOSS) INCOME	(34,457)	4,421	(61,042)	(12,011)
OTHER (EXPENSE) INCOME, NET:
Interest income	896	623	1,469	1,487
Interest expense	(2,369)	(2,407)	(4,719)	(6,377)
Change in the fair value of contingent consideration	870	3,240	(18,197)	4,518
Other income (expense), net	1,810	(222)	4,241	(615)
Total other (expense) income, net	1,207	1,234	(17,206)	(987)
(LOSS) EARNINGS BEFORE INCOME TAXES	(33,250)	5,655	(78,248)	(12,998)
INCOME TAX (BENEFIT) PROVISION	(3,114)	3,291	(12,209)	7,056
NET (LOSS) INCOME	$(30,136)	$2,364	$(66,039)	$(20,054)
(LOSS) EARNINGS PER ORDINARY SHARE:
Basic and diluted	$(0.18)	$0.01	$(0.40)	$(0.13)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	163,839	160,817	163,165	160,229
Diluted	163,839	163,937	163,165	160,229
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(30,136)	$2,364	$(66,039)	$(20,054)
Holding loss, net of a tax (benefit) provision of $326, $(79), $(1,055) and $(253), respectively	(2,254)	(272)	(6,765)	(873)
COMPREHENSIVE (LOSS) INCOME	$(32,390)	$2,092	$(72,804)	$(20,927)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,039)	$(20,054)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	38,588	38,119
Share-based compensation expense	41,720	43,003
Deferred income taxes	(40,815)	10,806
Change in the fair value of contingent consideration	18,197	(4,518)
Loss on debt extinguishment	—	171
Other non-cash charges	637	1,302
Changes in assets and liabilities:
Receivables	67,382	(22,194)
Contract assets	(3,123)	5,607
Inventory	(4,569)	(11,232)
Prepaid expenses and other assets	(1,986)	2,029
Right-of-use assets	8,331	8,595
Accounts payable and accrued expenses	(29,045)	(52,629)
Contract liabilities	(4,071)	(3,108)
Operating lease liabilities	(8,911)	(7,821)
Other long-term liabilities	3,076	(159)
Cash flows provided by (used in) operating activities	19,372	(12,083)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(17,753)	(14,546)
Proceeds from the sale of equipment	—	177
Proceeds from contingent consideration	1,043	7,889
Return of Fountain Healthcare Partners II, L.P. investment	485	—
Payment made for licensed Intellectual Property ("IP")	—	(1,000)
Purchases of investments	(194,879)	(201,774)
Sales and maturities of investments	109,925	175,499
Cash flows used in investing activities	(101,179)	(33,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	17,992	20,498
Employee taxes paid related to net share settlement of equity awards	(17,583)	(11,120)
Proceeds from the issuance of long-term debt	—	23,567
Payment made for debt extinguishment	—	(977)
Principal payments of long-term debt	(1,500)	(750)
Cash flows (used in) provided by financing activities	(1,091)	31,218
NET DECREASE IN CASH AND CASH EQUIVALENTS	(82,898)	(14,620)
CASH AND CASH EQUIVALENTS—Beginning of period	337,544	272,961
CASH AND CASH EQUIVALENTS—End of period	$254,646	$258,341
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$4,863	$1,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584
Issuance of ordinary shares under employee stock plans	1,953,293	19	1,776	—	—	—	—	1,795
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(678,209)	(17,069)	(17,069)
Share-based compensation	—	—	18,494	—	—	—	—	18,494
Unrealized loss on marketable securities, net of tax (benefit) of $(1,382)	—	—	—	(4,511)	—	—	—	(4,511)
Net loss	—	—	—	—	(35,903)	—	—	(35,903)
BALANCE — March 31, 2022	167,743,842	$1,677	$2,818,595	$(8,234)	$(1,576,921)	(4,531,431)	$(159,727)	$1,075,390
Issuance of ordinary shares under employee stock plans	1,038,859	11	16,186	—	—	—	—	16,197
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(18,566)	(514)	(514)
Share-based compensation	—	—	23,641	—	—	—	—	23,641
Unrealized loss on marketable securities, net of tax provision of $326	—	—	—	(2,254)	—	—	—	(2,254)
Net loss	—	—	—	—	(30,136)	—	—	(30,136)
BALANCE — June 30, 2022	168,782,701	$1,688	$2,858,422	$(10,488)	$(1,607,057)	(4,549,997)	$(160,241)	$1,082,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2020	162,269,220	$1,620	$2,685,647	$(1,349)	$(1,492,849)	(3,108,079)	$(126,087)	$1,066,982
Issuance of ordinary shares under employee stock plans	1,566,685	18	2,035	—	—	—	—	2,053
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(529,817)	(10,413)	(10,413)
Share-based compensation	—	—	15,552	—	—	—	—	15,552
Unrealized loss on marketable securities, net of tax (benefit) of $(174)	—	—	—	(601)	—	—	—	(601)
Net loss	—	—	—	—	(22,418)	—	—	(22,418)
BALANCE — March 31, 2021	163,835,905	$1,638	$2,703,234	$(1,950)	$(1,515,267)	(3,637,896)	$(136,500)	$1,051,155
Issuance of ordinary shares under employee stock plans	1,129,869	12	18,433	—	—	—	—	18,445
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(31,752)	(707)	(707)
Share-based compensation	—	—	26,917	—	—	—	—	26,917
Unrealized loss on marketable securities, net of tax (benefit) of $(79)	—	—	—	(272)	—	—	—	(272)
Net income	—	—	—	—	2,364	—	—	2,364
BALANCE — June 30, 2021	164,965,774	$1,650	$2,748,584	$(2,222)	$(1,512,903)	(3,669,648)	$(137,207)	$1,097,902

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2022 and 2021 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2021. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, which are contained in the Company’s Annual Report. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for any full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report. Intercompany accounts and transactions have been eliminated.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Segment Information

The Company operates as one business segment, which is the business of developing, manufacturing and commercializing medicines designed to address unmet medical needs of patients in major therapeutic areas. The Company’s chief decision maker, its Chief Executive Officer and chairman of its board of directors, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

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

The COVID-19 pandemic has caused, and the Company expects may continue to cause, varying degrees of disruption to its employees and its business operations. While the Company has continued to operate its manufacturing facilities and supply its medicines throughout the pandemic, it has at times during the pandemic experienced labor or supply chain disruptions at its manufacturing facilities, and may continue to experience such disruptions while the pandemic persists. In addition, while the Company has continued to conduct R&D activities, including its ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of its early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. The Company works with its internal teams, its clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on its manufacturing operations and R&D activities.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA and ARISTADA INITIO and, following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. During the three and six months ended June 30, 2022 and 2021, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
VIVITROL	$96,105	$88,417	$180,959	$162,951
ARISTADA and ARISTADA INITIO	74,622	72,391	147,107	127,820
LYBALVI	20,060	—	33,989	—
Total product sales, net	$190,787	$160,808	$362,055	$290,771

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2022 and 2021, the Company recorded manufacturing and royalty revenues as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$26,648	$26,648	$—	$63,702	$63,702
VUMERITY	5,650	20,520	26,170	17,045	39,720	56,765
RISPERDAL CONSTA	8,571	1,820	10,391	24,149	3,668	27,817
Other	11,353	10,764	22,117	23,207	19,005	42,212
	$25,574	$59,752	$85,326	$64,401	$126,095	$190,496

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$81,072	$81,072	$—	$142,642	$142,642
VUMERITY	6,724	13,624	20,348	9,172	24,616	33,788
RISPERDAL CONSTA	12,003	2,448	14,451	22,686	5,927	28,613
Other	10,566	15,857	26,423	22,520	34,578	57,098
	$29,293	$113,001	$142,294	$54,378	$207,763	$262,141

(1)	“Long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate)

In November 2021, the Company received notice of partial termination of its license agreement with Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson Corporation (“Janssen Pharmaceutica”) in respect of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, pursuant to which Janssen Pharmaceutica received access and rights to Alkermes’ small particle pharmaceutical compound technology, known as NanoCrystal Technology. When the partial termination became effective in February 2022, Janssen Pharmaceutica ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. and the Company stopped recognizing royalty revenue related to net sales of these products in the U.S. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen Pharmaceutica’s partial termination of the license agreement and Janssen Pharmaceutica’s royalty and other obligations under the agreement. Refer to Note 15, Commitments and Contingencies within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the arbitration proceedings with Janssen Pharmaceutica.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time and $5.0 million of expected consideration from the Company’s collaboration with Biogen related to VUMERITY. The amounts included in the contract assets table below are classified as “Current assets” in the accompanying condensed consolidated balance sheets, as they relate to manufacturing processes that are completed in ten days to eight weeks and, in the case of the $5.0 million of consideration, an amount that is expected to be received in November 2022.

Total contract assets at June 30, 2022 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2021	$13,363
Additions	21,883
Transferred to receivables, net	(18,760)
Contract assets at June 30, 2022	$16,486

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At June 30, 2022 and December 31, 2021, $3.8 million and $6.3 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and $10.0 million and $11.5 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at June 30, 2022 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2021	$17,830
Additions	829
Amounts recognized into revenue	(4,900)
Contract liabilities at June 30, 2022	$13,759

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2022	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$146,785	$4	$(1,744)	$—	$145,045
U.S. government and agency debt securities	117,944	22	(909)	—	117,057
Non-U.S. government debt securities	64,786	—	(504)	(63)	64,219
Total short-term investments	329,515	26	(3,157)	(63)	326,321
Long-term investments:
Available-for-sale securities:
Corporate debt securities	94,346	—	(2,806)	(48)	91,492
U.S. government and agency debt securities	73,000	—	(2,364)	(50)	70,586
Non-U.S. government debt securities	15,679	—	(393)	(174)	15,112
	183,025	—	(5,563)	(272)	177,190
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	184,845	—	(5,563)	(272)	179,010
Total investments	$514,360	$26	$(8,720)	$(335)	$505,331

December 31, 2021
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$85,201	$177	$(39)	$—	$85,339
U.S. government and agency debt securities	45,349	35	(24)	—	45,360
Non-U.S. government debt securities	68,046	75	(53)	—	68,068
Total short-term investments	198,596	287	(116)	—	198,767
Long-term investments:
Available-for-sale securities:
Corporate debt securities	111,793	—	(654)	—	111,139
U.S. government and agency debt securities	81,296	—	(517)	—	80,779
Non-U.S. government debt securities	35,902	—	(210)	—	35,692
	228,991	—	(1,381)	—	227,610
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	230,811	—	(1,381)	—	229,430
Total investments	$429,407	$287	$(1,497)	$—	$428,197

At June 30, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At June 30, 2022, the aggregate estimated fair value of investments in an unrealized loss position was $492.1 million. The Company has the intent and ability to hold these investments until recovery, which may be at maturity. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. During the three months ended June 30, 2021, the Company determined there was an other-than-temporary loss of $0.9 million that was recorded within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

In January 2022, the Company purchased a convertible promissory note in the principal amount of $0.5 million from Synchronicity Pharma, Inc. (“Synchronicity”), a related party, that matures on the earlier of September 30, 2022, the closing of a preferred equity financing, the closing of a merger, business combination or sale of stock resulting in

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Synchronicity’s stockholders owning less than 50% of the surviving entity, or an event of default. The convertible promissory note was classified as an available-for-sale corporate debt instrument.

In May 2014, the Company entered into an agreement to invest in a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of June 30, 2022, the Company’s total contribution in Fountain was equal to €8.0 million, and its commitment represented approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method.

During the three months ended March 31, 2022, one of the companies within the Fountain portfolio was acquired by a third party. The Company’s proportional share of the proceeds from this transaction was $1.1 million, of which $1.0 million was received during the three months ended March 31, 2022 and the remaining $0.1 million is being held in escrow until May 2023. The transaction was accounted for under the cumulative earnings approach whereby the return on investment of $0.6 million was recorded as a gain within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and the return of investment of $0.5 million was recorded as a reduction in the Company’s net investment in Fountain. The Company’s net investment in Fountain was $6.7 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively, and was included within “Other assets” in the accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company recorded an increase of $1.1 million in its investment in Fountain, which represented the Company’s proportional share of Fountain’s net gains.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Proceeds from the sales and maturities of investments	$109,925	$175,499
Realized gains	$—	$—
Realized losses	$—	$977

The Company’s available-for-sale and held-to-maturity securities at June 30, 2022 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$326,560	$323,341	$1,820	$1,820
After 1 year through 5 years	185,980	180,170	—	—
Total	$512,540	$503,511	$1,820	$1,820

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	June 30,
(In thousands)	2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,980	$14,980	$—	$—
U.S. government and agency debt securities	187,643	153,482	34,161	—
Corporate debt securities	236,537	—	236,037	500
Non-U.S. government debt securities	79,331	—	79,331	—
Contingent consideration	3,779	—	—	3,779
Total	$522,270	$168,462	$349,529	$4,279

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$126,139	$96,597	$29,542	$—
Corporate debt securities	196,478	—	196,478	—
Non-U.S. government debt securities	103,760	—	103,760	—
Contingent consideration	23,048	—	—	23,048
Total	$449,425	$96,597	$329,780	$23,048

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the six months ended June 30, 2022. The following table is a rollforward of the fair value of the Company’s investments with fair values that were determined using Level 3 inputs at June 30, 2022:

(In thousands)	Fair Value
Balance, January 1, 2022	$23,048
Purchase of corporate debt security	500
Change in the fair value of contingent consideration	(18,197)
Milestone and royalty payments received by the Company related to contingent consideration	(1,043)
Royalty payments due to the Company related to contingent consideration	(29)
Balance, June 30, 2022	$4,279

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

At June 30, 2022, the Company determined the fair value of the contingent consideration to be received as follows:

•

As of December 31, 2021, the Company had received $7.8 million in milestone payments and was due to receive an additional $38.6 million related to the U.S. Food and Drug Administration (“FDA”) approval of the New Drug Application (“NDA”) for ANJESO. This amount is due in six equal, annual installments from March 2022 through March 2027. At June 30, 2022, Baudax had paid the Company $1.0 million of the $6.4 million payment that was due in March 2022;

•	The Company is entitled to receive future royalties on net sales of Meloxicam Products; and

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

•

The Company is entitled to receive payments of up to $80.0 million related to the achievement of certain sales milestones on future sales of the Meloxicam Products. At June 30, 2022, the Company did not believe it was probable that any of the sales milestones would be achieved.

In Baudax’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, Baudax included disclosures regarding its ability to continue as a going concern and its March 2022 reduction in workforce by approximately 80%, which was designed to reduce its operational expenses and conserve its cash resources. In light of Baudax’s disclosures regarding its ability to continue as a going concern and the fact that, as of June 30, 2022, Baudax had paid $1.0 million of the $6.4 million that was due in March 2022, the Company has applied a 100% likelihood that Baudax would default on its obligations and applied a recovery rate of 9% based on an analysis performed by Standard and Poor’s regarding post-default recoveries. However, for avoidance of doubt, the Company has not waived its right to receive any portion of the payments owing by Baudax. For discussion on the calculation of the fair value of the contingent consideration at December 31, 2021, refer to Note 5, Fair Value within the “Notes to Consolidated Financial Statements” in the Annual Report.

At June 30, 2022 and December 31, 2021, the Company determined that the fair value of the contingent consideration was $3.8 million and $23.0 million, respectively. At June 30, 2022 and December 31, 2021, $3.8 million and $6.4 million, respectively, of the fair value of the contingent consideration was included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets, and none and $16.6 million, respectively, of the fair value of the contingent consideration was included within “Other assets” in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration are recorded within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $277.7 million and $285.8 million at June 30, 2022 and December 31, 2021, respectively.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Raw materials	$52,870	$56,125
Work in process	70,437	59,105
Finished goods(1)	32,301	35,105
Total inventory	$155,608	$150,335

(1)	At June 30, 2022 and December 31, 2021, the Company had $25.7 million and $25.1 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Land	$6,560	$6,560
Building and improvements	193,914	192,920
Furniture, fixtures and equipment	406,868	398,099
Leasehold improvements	52,526	52,526
Construction in progress	92,839	86,512
Subtotal	752,707	736,617
Less: accumulated depreciation	(415,561)	(395,563)
Total property, plant and equipment, net	$337,146	$341,054

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		June 30, 2022
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(421,331)	$44,259
Capitalized IP	11-13	118,160	(106,408)	11,752
Total		$583,750	$(527,739)	$56,011

Based on the Company’s most recent analysis, amortization of intangible assets included in the accompanying condensed consolidated balance sheet at June 30, 2022 is expected to be approximately $35.0 million, $35.0 million and $1.0 million in the years ending December 31, 2022 through 2024, respectively. Although the Company believes that such analysis, and the available information and assumptions underlying such analysis, are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. LEASES

Future lease payments under non-cancelable leases at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
2022	$9,012	$17,991
2023	18,206	17,329
2024	18,476	17,535
2025	18,750	17,808
2026	14,719	13,777
Thereafter	95,289	95,229
Total operating lease payments	$174,452	$179,669
Less: imputed interest	(58,676)	(59,267)
Total operating lease liabilities	$115,776	$120,402

At June 30, 2022, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.21% and 11.1 years, respectively. Cash paid for lease liabilities was $4.5 million and $8.9 million during the three and six months ended June 30, 2022, respectively, compared to $4.4 million and $8.1 million during the three and six months ended June 30, 2021, respectively. The Company recorded operating lease expense of $4.2 million and $8.3 million during the three and six months ended June 30, 2022, respectively, as compared to $4.4 million and $8.6 million during the three and six months ended June 30, 2021, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Accounts payable	$40,047	$55,721
Accrued compensation	52,865	77,256
Accrued other	93,902	75,514
Total accounts payable and accrued expenses	$186,814	$208,491

A summary of the Company’s current provision for sales discounts, allowances and reserves is as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Medicaid rebates	$191,458	$195,413
Product discounts	13,956	14,951
Medicare Part D	13,087	14,348
Other	10,472	12,504
Total accrued sales discounts, allowances and reserves	$228,973	$237,216

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
2026 Term Loans, due March 12, 2026	$294,537	$295,804
Less: current portion	(3,000)	(3,000)
Long-term debt	$291,537	$292,804

In March 2021, the Company amended and refinanced its existing term loans, resulting in the 2026 Term Loans (such refinancing, the “Term Loan Refinancing”). The 2026 Term Loans mature on March 12, 2026 and bear interest payable at LIBOR plus 2.50% with a LIBOR floor of 0.5%. The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at June 30, 2022.

Included in “Interest expense” in the accompanying condensed consolidated statement of operations and comprehensive (loss) income in the six months ended June 30, 2021 was $2.1 million related to the Term Loan Refinancing. Refer to Note 11, Long-Term Debt within the “Notes to Consolidated Financial Statements” in the Annual Report for a discussion on accounting for the Term Loan Refinancing.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Cost of goods manufactured and sold	$2,401	$2,683	$4,783	$4,861
Research and development	7,222	7,131	12,830	11,194
Selling, general and administrative	13,754	17,738	24,107	26,948
Total share-based compensation expense	$23,377	$27,552	$41,720	$43,003

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

At June 30, 2022 and December 31, 2021, $2.8 million and $2.3 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

13. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per ordinary share is calculated based upon net (loss) income available to holders of ordinary shares divided by the weighted average number of ordinary shares outstanding. For the calculation of diluted (loss) earnings per ordinary share, the Company adjusts the weighted average number of ordinary shares outstanding for the effect of outstanding ordinary share equivalents such as stock options and restricted stock unit awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(30,136)	$2,364	$(66,039)	$(20,054)
Denominator:
Weighted average number of ordinary shares outstanding	163,839	160,817	163,165	160,229
Effect of dilutive securities:
Stock options	—	461	—	—
Restricted stock unit awards	—	2,659	—	—
Dilutive ordinary share equivalents	—	3,120	—	—
Shares used in calculating diluted (loss) earnings per share	163,839	163,937	163,165	160,229

The following outstanding ordinary share equivalents were not included in the net (loss) earnings per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Stock options	12,781	15,465	12,677	15,265
Restricted stock unit awards	4,718	596	6,251	3,189
Total	17,499	16,061	18,928	18,454

14. INCOME TAXES

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In determining future taxable income, the Company is responsible for assumptions that it utilizes including the amount of Irish and non-Irish pre‑tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company uses to manage the underlying business.

The Company recorded income tax benefits of $3.1 million and $12.2 million during the three and six months ended June 30, 2022, respectively, which were primarily due to a change to Section 174 of the Tax Cuts and Jobs Act of 2017 (as amended, the “TCJA”), which became effective on January 1, 2022. Under the TCJA, the Company is required to capitalize, and subsequently amortize, R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of R&D expenses during these periods resulted in an increase to the Company’s U.S. taxable income and foreign derived intangible income (“FDII”), resulting in a significant increase in the Company’s FDII deduction.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

15. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2022, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

Janssen Arbitration Proceedings

In April 2022, Alkermes Pharma Ireland Limited commenced binding arbitration proceedings to settle, among other things, whether, notwithstanding Janssen Pharmaceutica’s partial termination of two license agreements with the Company, it has a continuing obligation to pay royalties on sales in the U.S. of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA, products developed under or enabled by these license agreements. The arbitration is to be conducted pursuant to the Institute for Conflict Prevention and Resolution (CPR) Rules for Non-Administered Arbitration. The request for arbitration seeks, among other remedies, a declaration that Janssen Pharmaceutica is in breach of the license agreements and a resumption of royalty payments for sales of the relevant products in the U.S.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”) and in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in the U.S. District Court for the District of Delaware in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit, which were consolidated in January 2022. A trial was scheduled in the Tolmar Lawsuit for October 2023. The Pharmascience Lawsuit remains pending. The Company is not a party to any of these proceedings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes beginning on page 5 in this Form 10-Q, and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto accompanying our Annual Report.

Executive Summary

Net loss was $(30.1) million and $(66.0) million or $(0.18) and $(0.40) per ordinary share—basic and diluted, for the three and six months ended June 30, 2022, respectively, as compared to a net income of $2.4 million and a net loss of $(20.1) million or $0.01 and $(0.13) per ordinary share—basic and diluted for the three and six months ended June 30, 2021, respectively.

The increases in net loss in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to decreases of $57.0 million and $71.6 million, respectively, in manufacturing and royalty revenues, increases of $11.4 million and $48.6 million, respectively, in operating expenses, and decreases of $2.4 million and $22.7 million, respectively, in the fair value of our contingent consideration related to increased risk of non-payment, partially offset by increases of $30.0 million and $71.3 million, respectively, in product sales, net. The increases in operating expenses in the three and six months ended June 30, 2022 primarily related to increases of $5.2 million and $19.4 million, respectively, in cost of goods manufactured and sold and increases of $11.2 million and $31.1 million, respectively, in selling, general and administrative expense.

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

The COVID-19 pandemic has caused, and we expect may continue to cause, varying degrees of disruption to our employees and our business operations. While we have continued to operate our manufacturing facilities and supply our medicines throughout the pandemic, we have, at times during the pandemic experienced labor or supply chain disruptions at our manufacturing facilities, and may continue to experience such disruptions while the pandemic persists. In addition, while we have continued to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

A number of the marketed products from which we derive revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals. Given developments that have transpired to date, and may continue to transpire, in response to the pandemic, including business closures, travel restrictions, quarantine, testing and/or vaccine mandates and other protocols, labor shortages and other restrictive measures, commercial sales of these marketed products have been adversely impacted to varying degrees during the pandemic and may continue to be adversely impacted while the pandemic persists.

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

The following provides summary information regarding our key licensed product and certain key third-party products using our proprietary technologies under license, all of which are commercialized by our licensees:

Key Third-Party Products Using Our Proprietary Technologies

Product	Indication(s)	Licensee	Licensed Territory

RISPERDAL CONSTA	Schizophrenia and Bipolar I disorder	Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide

INVEGA SUSTENNA* / XEPLION	INVEGA SUSTENNA: Schizophrenia and Schizoaffective disorder XEPLION: Schizophrenia	Janssen Pharmaceutica (together with Janssen Pharmaceuticals, Inc., Janssen International and their affiliates “Janssen”)	Worldwide
INVEGA TRINZA* / TREVICTA	Schizophrenia	Janssen	Worldwide
INVEGA HAFYERA* / BYANNLI	Schizophrenia	Janssen	Worldwide

*

Janssen partially terminated its license agreement related to these products in the U.S., effective February 2022. See the section entitled “Products Using Our Proprietary Technologies” below and Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for more information with respect to this partial termination and the arbitration proceedings that we commenced related to such partial termination.

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

ARISTADA

ARISTADA (aripiprazole lauroxil) is an extended-release intramuscular injectable suspension approved in the U.S. for the treatment of schizophrenia. ARISTADA utilizes our proprietary LinkeRx technology. ARISTADA is a prodrug; once in the body, ARISTADA is likely converted by enzyme-mediated hydrolysis to N-hydroxymethyl aripiprazole, which is then hydrolyzed to aripiprazole. ARISTADA is available in four dose strengths with once-monthly dosing options (441 mg, 662 mg and 882 mg), a six-week dosing option (882 mg) and a two-month dosing option (1064 mg). ARISTADA is packaged in a ready-to-use, pre-filled syringe product format. We exclusively manufacture and commercialize ARISTADA in the U.S.

ARISTADA INITIO

ARISTADA INITIO (aripiprazole lauroxil) leverages our proprietary LinkeRx and NanoCrystal technologies and provides an extended-release formulation of aripiprazole lauroxil in a smaller particle size compared to ARISTADA, thereby enabling faster dissolution and more rapid achievement of relevant levels of aripiprazole in the body. ARISTADA INITIO, combined with a single 30 mg dose of oral aripiprazole, is indicated for the initiation of ARISTADA when used for the treatment of schizophrenia in adults. The first ARISTADA dose may be administered on the same day as the ARISTADA INITIO regimen or up to 10 days thereafter. We exclusively manufacture and commercialize ARISTADA INITIO in the U.S.

LYBALVI

LYBALVI (olanzapine and samidorphan) is a once-daily, oral atypical antipsychotic drug approved in the U.S. for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, as a maintenance monotherapy or for the acute treatment of manic or mixed episodes, as monotherapy or an adjunct to lithium or valproate. LYBALVI is composed of olanzapine, an established antipsychotic agent, co-formulated with samidorphan, a new chemical entity, in a single bilayer tablet. LYBALVI was launched commercially in October 2021 and is available in fixed dosage strengths composed of 10 mg of samidorphan and 5 mg, 10 mg, 15 mg or 20 mg of olanzapine. We exclusively manufacture and commercialize LYBALVI in the U.S.

In June 2022, U.S. Patent No. 11,351,166 relating to LYBALVI was granted. The patent has claims to methods of treating schizophrenia or bipolar disorder and expires in 2031.

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly, non-narcotic, injectable medication approved in the U.S., Russia and certain countries of the Commonwealth of Independent States for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through one intramuscular injection every four weeks. We exclusively manufacture and commercialize VIVITROL in the U.S.

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

Products Using Our Proprietary Technologies

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021, we received notice of partial termination of our license agreement with Janssen in respect of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA pursuant to which Janssen received access and rights to Alkermes’ small particle pharmaceutical compound technology, known as NanoCrystal Technology. This partial termination became effective in February 2022. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. For additional information regarding the arbitration proceedings with Janssen, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

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

Licensed Product

VUMERITY

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that is approved in the U.S., the EU and several other countries for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

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

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and, following its commercial launch in the U.S. in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Product sales, gross	$386.8	100.0%	$343.5	100.0%	$729.2	100.0%	$616.1	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(88.7)	(22.9)%	(88.1)	(25.6)%	(165.2)	(22.7)%	(159.0)	(25.8)%
Chargebacks	(41.5)	(10.7)%	(33.7)	(9.8)%	(75.3)	(10.3)%	(58.7)	(9.5)%
Product discounts	(30.8)	(8.0)%	(28.4)	(8.3)%	(57.7)	(7.9)%	(49.8)	(8.1)%
Medicare Part D	(16.5)	(4.3)%	(16.8)	(4.9)%	(32.5)	(4.5)%	(29.9)	(4.9)%
Other	(18.5)	(4.8)%	(15.7)	(4.6)%	(36.4)	(4.9)%	(27.9)	(4.5)%
Total adjustments	(196.0)	(50.7)%	(182.7)	(53.2)%	(367.1)	(50.3)%	(325.3)	(52.8)%
Product sales, net	$190.8	49.3%	$160.8	46.8%	$362.1	49.7%	$290.8	47.2%

The following table compares product sales, net revenues earned during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
VIVITROL	$96.1	$88.4	$7.7	$181.0	$163.0	$18.0
ARISTADA and ARISTADA INITIO	74.6	72.4	2.2	147.1	127.8	19.3
LYBALVI	20.1	—	20.1	34.0	—	34.0
Product sales, net	$190.8	$160.8	$30.0	$362.1	$290.8	$71.3

VIVITROL product sales, gross, increased by 7% and 8% during the three and six months ended June 30, 2022, respectively, primarily due to increases of 1% and 4%, respectively, in the number of VIVITROL units sold and a 6% increase in the selling price of VIVITROL that went into effect in April 2022. ARISTADA and ARISTADA INITIO product sales, gross, increased by 2% and 14% during the three and six months ended June 30, 2022, respectively, primarily due to a 3% increase in the selling price of ARISTADA and ARISTADA INITIO that went into effect in April 2022. In addition, in the six months ended June 30, 2022, there was an 11% increase, as compared to the six months ended June 30, 2021, in the number of ARISTADA units sold.

The decreases in Medicaid rebates as a percentage of sales during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to actual Medicaid utilization rates being lower than original estimates as such rates began to normalize from pandemic levels. The increases in chargebacks as a percentage of sales during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to the increases in selling price of VIVITROL and ARISTADA, as described above, and increased utilization of certain federal government programs related to VIVITROL.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$26.6	$81.0	$(54.4)	$63.7	$142.6	$(78.9)
VUMERITY	26.2	20.4	5.8	56.8	33.8	23.0
RISPERDAL CONSTA	10.4	14.4	(4.0)	27.8	28.6	(0.8)
Other	22.1	26.5	(4.4)	42.2	57.1	(14.9)
Manufacturing and royalty revenues	$85.3	$142.3	$(57.0)	$190.5	$262.1	$(71.6)

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

The decreases in royalty revenues from the long-acting INVEGA products during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to the partial termination of our license agreement with Janssen related to such products. When the partial termination of the license agreement became effective in February 2022, we stopped recognizing royalty revenue related to net sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. During the three and six months ended June 30, 2022, Janssen’s rest of world net sales were $362.0 million and $749.0 million, respectively, as compared to $380.0 million and $756.0 million during the three and six months ended June 30, 2021, respectively.

We expect royalty revenues from net sales of XEPLION, TREVICTA and BYANNLI to decrease over time. The amount and timing of royalty revenues from sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA depend upon the outcome of our dispute with Janssen related to the basis for its partial termination of our license agreement in respect of these products. In November 2021, we received notice of partial termination of our license agreement with Janssen in respect of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA pursuant to which Janssen received access and rights to Alkermes’ small particle pharmaceutical compound technology, known as NanoCrystal Technology. When the partial termination became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. and the Company stopped recognizing royalty revenue related to net sales of these products. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. For additional information regarding the arbitration proceedings with Janssen, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. For more information about the license agreement with Janssen in respect of the long-acting INVEGA products, see the “Collaborative Arrangements—Janssen” section in “Part I, Item 1—Business” in our Annual Report. For information about risks relating to the notice of partial termination and our collaborative arrangements more broadly, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

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

We recognize manufacturing revenue for RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sale of RISPERDAL CONSTA occurs. The decrease in revenue from RISPERDAL CONSTA during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a decrease of $3.4 million in manufacturing revenue and a decrease of $0.6 million in royalty revenue. The decrease in revenue from RISPERDAL CONSTA during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $2.3 million decrease in royalty revenue, partially offset by a $1.5 million increase in manufacturing revenue. The decrease in manufacturing revenue during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a decrease in our manufacturing fee. Pursuant to the terms of our manufacturing and supply agreement with Janssen, our manufacturing fee decreases as forecasted manufacturing production increases. Based on Janssen’s anticipated volume increases, our manufacturing fee decreased from 8.6% to 7.9% of Janssen’s net unit sales price. This decrease was partially offset by an increase in shipments to Janssen during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in manufacturing revenue during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 was primarily due to an increase in the number of units approved for shipment to Janssen, partially offset by the decrease in our manufacturing fee, as noted above. The decreases in royalty revenue in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were due to decreases in end-market sales of RISPERDAL CONSTA, which were $125.0 million and $254.0 million during the three and six months ended June 30, 2022, respectively, as compared to $155.0 million and $312.0 million during the three and six months ended June 30, 2021, respectively.

We expect revenues from RISPERDAL CONSTA to decrease over time. The latest to expire patent covering RISPERDAL CONSTA expired in 2021 in the EU and will expire in 2023 in the U.S., and we are aware of potential generic competition for RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure.

We receive a 15% royalty on worldwide net sales of VUMERITY. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon release for bulk batches of VUMERITY and upon shipment for packaged lots of VUMERITY. The increases in revenue from VUMERITY during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to increases in royalty revenue. Royalty revenue increased by $6.9 million and $15.1 million in the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Net sales of VUMERITY were $136.8 million and $264.8 million during the three and six months ended June 30, 2022, respectively, as compared to $90.8 million and $164.1 million during the three and six months ended June 30, 2021, respectively. Manufacturing revenue increased by $7.9 million in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, due to an increase in the number of packaged batches that were manufactured for Biogen. Manufacturing revenue decreased by $1.1 million in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to the manufacture of fewer commercial batches, as we work with Biogen and one of its suppliers to address a manufacturing issue, which, if it persists, will continue to negatively impact our manufacturing revenue and may negatively impact our royalty revenues.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Cost of goods manufactured and sold	$58.4	$53.1	$5.3	$113.5	$94.1	$19.4

The increases in cost of goods manufactured and sold in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to increases of $1.4 million and $8.0 million, respectively, in the cost of goods manufactured for VUMERITY and increases of $5.1 million and $6.9 million, respectively, in the cost of goods sold for LYBALVI. In addition, in the six months ended June 30, 2022, there was an increase of $3.2 million, as compared to the six months ended June 30, 2021, in the cost of goods manufactured for RISPERDAL CONSTA. These increases were all related to an increase in the number of units manufactured and sold for each of these products, as discussed above.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2022 and 2021 relating to our then current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
External R&D expenses:
Development programs:
nemvaleukin	$17.1	$22.7	$(5.6)	$36.6	$41.3	$(4.7)
LYBALVI	3.4	7.7	(4.3)	9.2	14.5	(5.3)
ALKS 1140	0.6	1.0	(0.4)	2.3	2.3	—
Other external R&D expenses	18.0	14.0	4.0	33.7	28.1	5.6
Total external R&D expenses	39.1	45.4	(6.3)	81.8	86.2	(4.4)
Internal R&D expenses:
Employee-related	40.6	38.9	1.7	80.7	76.8	3.9
Occupancy	4.5	5.0	(0.5)	8.7	9.8	(1.1)
Depreciation	2.9	2.9	—	5.7	6.3	(0.6)
Other	5.7	5.2	0.5	11.9	10.6	1.3
Total internal R&D expenses	53.7	52.0	1.7	107.0	103.5	3.5
Research and development expenses	$92.8	$97.4	$(4.6)	$188.8	$189.7	$(0.9)

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

The decreases in expenses related to nemvaleukin in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to decreased spend on the ARTISTRY-1 and ARTISTRY-2 studies, partially offset by increased clinical spend on the ARTISTRY-7 study. For details on the ARTISTRY development program, see the “Key Development Program” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. The decreases in expenses related to LYBALVI in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to decreased R&D activities for the product in light of its commercial launch in October 2021. The increases in other external R&D expenses in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to increases of $1.2 million and $4.6 million, respectively, related to our early-stage development programs.

The increases in employee-related expense in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily related to increases of $1.3 million and $2.0 million, respectively, in labor and benefits, primarily due to increases in recruitment costs and temporary labor, and increases of $0.1 million and $1.7 million, respectively, in R&D-related share-based compensation expense.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Selling and marketing expense	$95.3	$85.7	$9.6	$191.5	$165.4	$26.1
General and administrative expense	55.0	53.5	1.5	103.9	99.0	4.9
Selling, general and administrative expense	$150.3	$139.2	$11.1	$295.4	$264.4	$31.0

The increases in selling and marketing expense in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to increases in marketing expenses of $4.2 million and $7.9 million, respectively, and increases in professional service fees of $2.3 million and $4.7 million, respectively, in each case primarily due to commercial launch activities for LYBALVI, and increases in employee-related expenses of $2.4 million and $10.2 million, respectively, primarily due to a 7% increase in selling and marketing headcount from June 30, 2021 to June 30, 2022 in support of the launch of LYBALVI.

The increases in general and administrative expense in the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to increases in professional service fees of $5.3 million and $7.3 million, respectively, partially offset by decreases in general and administrative-related share-based compensation expense of $3.6 million and $3.7 million, respectively.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Interest income	$0.9	$0.6	$0.3	$1.5	$1.5	$—
Interest expense	(2.3)	(2.4)	0.1	(4.7)	(6.4)	1.7
Change in the fair value of contingent consideration	0.9	3.2	(2.3)	(18.2)	4.5	(22.7)
Other income (expense), net	1.7	(0.2)	1.9	4.2	(0.6)	4.8
Total other (expense) income, net	$1.2	$1.2	$—	$(17.2)	$(1.0)	$(16.2)

The increase in total other (expense) income, net in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to the change in the fair value of contingent consideration as a result of an increase in the risk of non-payment of future cash flows. The reasons for the increase in the risk of non-payment and the valuation approach used to determine the fair value of the contingent consideration are discussed in greater detail in Note 5, Fair Value, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. This was partially offset by a $2.1 million decrease in interest expense due to certain financing costs related to the Term Loan Refinancing completed in March 2021 and proceeds received in connection with the Fountain transaction in March 2022. The Term Loan Refinancing is discussed in Note 11, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. The Fountain transaction is discussed in Note 4, Investments, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax (Benefit) Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Income tax (benefit) provision	$(3.1)	3.3	$(6.4)	$(12.2)	$7.1	$(19.3)

The income tax (benefit) provision in the three months ended June 30, 2022 and 2021, respectively, primarily related to U.S. federal and state taxes. The favorable change in the income tax (benefit) provision was primarily due to an enhanced FDII deduction as a result of a change to Section 174 of the TCJA in relation to capitalization and amortization of R&D expenses. The income tax (benefit) in the six months ended June 30, 2022 was primarily due to the enhanced FDII deduction. The FDII deduction is discussed in Note 14, Income Taxes in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. The income tax provision in the six months ended June 30, 2021 primarily related to a $6.6 million discrete tax expense related to employee equity activity.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2022			December 31, 2021
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$150.1	$104.5	$254.6	$88.6	$248.9	$337.5
Investments—short-term	170.4	155.9	326.3	144.5	54.3	198.8
Investments—long-term	106.9	72.1	179.0	163.0	66.4	229.4
Total cash and investments	$427.4	$332.5	$759.9	$396.1	$369.6	$765.7
Outstanding borrowings—short and long-term	$294.5	$—	$294.5	$295.8	$—	$295.8

At June 30, 2022 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$329.5	$—	$(3.2)	$—	$326.3
Investments—long-term available-for-sale	183.0	—	(5.8)	—	177.2
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$514.3	$—	$(9.0)	$—	$505.3

Sources and Uses of Cash

We generated $19.4 million and used $12.1 million of cash from operating activities during the six months ended June 30, 2022 and 2021, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

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

We classify available‑for‑sale investments in an unrealized loss position that do not mature within twelve months as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2022, we performed an analysis of our investments with unrealized losses for impairment and determined that they were not impaired.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months.

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In millions)	2022	2021
Cash and cash equivalents, beginning of period	$337.5	$273.0
Cash flows provided by (used in) operating activities	19.4	(12.1)
Cash flows used in investing activities	(101.2)	(33.8)
Cash flows (used in) provided by financing activities	(1.1)	31.2
Cash and cash equivalents, end of period	$254.6	$258.3

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

The change in cash flows from operating activities was primarily due to an increase in cash provided by working capital, offset by an increase in our net loss, net of adjustments to reconcile net loss to cash flows from operating activities. The increase in cash from working capital was primarily related to an increase in cash flows from accounts receivable and decreases in cash flows used in inventory and accounts payable and accrued expenses, partially offset by increases in cash flows used for contract assets, prepaid expenses and other current assets and contract liabilities.

The increase in cash flows used in investing activities was primarily due to a $58.7 million increase in net purchase of investments, a $6.8 million decrease in payments received in connection with the contingent consideration resulting from the Gainesville Transaction and a $3.2 million increase in capital expenditures.

The change in cash flows from financing activities was primarily due to $23.6 million in proceeds from the Term Loan Refinancing, which we received in the six months ended June 30, 2021, and a $9.0 million decrease in the amount of cash that we received upon exercises of employee stock options, net of employee taxes.

Debt

At June 30, 2022, the principal balance of our borrowings consisted of $296.3 million outstanding under our 2026 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

In relation to our contingent consideration, in light of Baudax’s disclosures regarding its ability to continue as a going concern, in March 2022 we increased our assessment of the likelihood that Baudax would default on its obligations to us to 100% from our prior determined likelihood of 55% as of December 31, 2021, and adjusted the recovery rate to 9% in March 2022 from 18% as of December 31, 2021. For further information regarding the calculation of the fair value of this contingent consideration, refer to Note 5, Fair Value in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

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

We are exposed to non-U.S. currency exchange risk related to manufacturing and royalty revenues that we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2021.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2022. As of June 30, 2022, we had purchased a total of 8,866,342 shares under this program at an aggregate cost of $114.0 million.

During the three months ended June 30, 2022, we acquired 18,566 of our ordinary shares, at an average price of $27.69 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the three months ended June 30, 2022, each of Dr. Craig C. Hopkinson and Mr. C. Todd Nichols, executive officers of the Company, and Mr. David W. Anstice AO, a former director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1 #	Memorandum and Articles of Association of Alkermes plc, as amended on May 13, 2022.
10.1 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on July 7, 2022).
10.1.1 #†	Form of Non-Employee Director New Director Grant Non-Qualified Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.1.2 #†	Form of Non-Employee Director New Director Grant Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Date: July 27, 2022