Form 10-K
period 2022-12-31
Alkermes plc.
filed 2023-02-16
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s ordinary shares held by non‑affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,838,408,388.

As of February 10, 2023, 164,389,123 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

•	our expectations regarding the financial impact of currency exchange rate fluctuations and valuations;
•	our expectations regarding future amortization of intangible assets;
•	our expectations regarding collaborations, licensing arrangements and other significant agreements with third parties relating to our products and our development programs;
•	our expectations regarding the impact of new legislation, rules and regulations and the adoption of new accounting pronouncements;
•	our expectations regarding near‑term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures;
•	our expectations regarding our ability to comply with restrictive covenants of our indebtedness and our ability to fund our debt service obligations;
•	our expectations regarding future capital requirements and expenditures for our operations and our ability to finance such capital requirements and expenditures;
•	our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents;
•	our expectations regarding the impact of the ongoing novel coronavirus (“COVID-19”) pandemic on our business and operations;
•	our expectations regarding the potential separation of our neuroscience business and oncology business, including anticipated timing, effects, costs, benefits and tax treatment; and
•	other expectations discussed elsewhere in this Annual Report.

Actual results might differ materially from those expressed or implied by these forward‑looking statements because these forward‑looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward‑looking expectations discussed in this Annual Report might not occur. You are cautioned not to place undue reliance on the forward‑looking statements in this Annual Report, which speak only as of the date of this Annual Report. All subsequent written and oral forward‑looking statements concerning the matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Item 1A—Risk Factors” in this Annual Report.

This Annual Report may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that any industry publications and third-party research, surveys and studies from which data is included in this Annual Report are reliable, we have not independently verified any such data. This Annual Report may also include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A—Risk Factors” in this Annual Report. These and other factors could cause our results to differ materially from those expressed or implied in this Annual Report.

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of. These risks and uncertainties are described more fully in “Item 1A—Risk Factors” in this Annual Report, and include, but are not limited to, the following:

•

the potential separation of our neuroscience and oncology businesses, including a potential separation of our oncology business into an independent, publicly-traded company, is subject to various risks and uncertainties and may not be completed on the timeline currently contemplated or at all, and will involve significant time, effort and expense, which could disrupt or adversely affect our business and our financial condition, results of operations and cash flows;

•

we may fail to realize some or all of the anticipated benefits of the potential separation of our neuroscience and oncology businesses and the market price of our ordinary shares may fluctuate significantly in connection with the potential separation;

•

we continue to assess the tax consequences of potential structures for the separation of our oncology business from our neuroscience business, including a potential separation of the oncology business into an independent, publicly-traded company. If such a separation does not qualify as a transaction that is generally tax-free for U.S. federal and Irish tax purposes, we and/or our shareholders could be subject to significant tax liabilities;

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

•	we face competition in the biopharmaceutical industry;
•	our revenues from sales of our products may decrease or grow at a slower than expected rate due to many factors;
•

revenues generated by sales of our products depend, in part, on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our or in patients’ financial obligation to payers could result in decreased sales of our products and/or decreased revenues;

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

•	the market price of our ordinary shares has been volatile and may continue to be volatile in the future, and could decline significantly;
•	our business could be negatively affected as a result of the actions of activist shareholders; and
•	information security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

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

The following are trademarks of the respective companies listed: ABILIFY® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA® and FAMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANJESO®—Baudax Bio, Inc.; ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, TYSABRI® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BRIUMVITM—TG Therapeutics, Inc.; BUNAVAILTM—BioDelivery Sciences; CAMPRAL®—Merck Sante; CAPLYTA®—Intra-Cellular Therapies, Inc.; COPAXONE®—Teva Pharmaceutical Industries Ltd.; EXTAVIA®, GILENYA®, and MAYZENT®—Novartis AG; BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, PONVORY®, RISPERDAL CONSTA®, TREVICTA® and XEPLION®—Johnson & Johnson or its affiliated companies; KEYTRUDA®—Merck Sharp & Dohme Corp.; LATUDA®—Sumitomo Dainippon Pharma Co., Ltd.; MAVENCLAD®—Merck KGaA, REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); REXULTI®—H. Lundbeck A/S plc; PERSERIS®, SUBOXONE®, SUBUTEX® and SUBLOCADE®—Indivior plc (or its affiliates); RYKINDO®—Luye Pharma Group; VRAYLAR®— Forest Laboratories, LLC; ZEPOSIA®—Bristol-Myers Squibb Company; ZUBSOLV®—Orexo US, Inc.; and ZYPREXA® and ZYPREXA RELPREVV®—Eli Lilly and Company (“Lilly”). Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

Alkermes plc is a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. Alkermes has a portfolio of proprietary commercial products focused on alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder, and a pipeline of product candidates in development for neurological disorders and cancer. Headquartered in Dublin, Ireland, Alkermes has a research and development (“R&D”) center in Waltham, Massachusetts; an R&D and manufacturing facility in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

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

* Janssen partially terminated its license agreement related to these products, effective February 2022. See the section entitled “Products Using Our Proprietary Technologies” below and Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report for more information with respect to this partial termination and the arbitration proceedings related to this partial termination and other matters in respect of these products.

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

In December 2022, U.S. Patent No. 11,518,745 relating to ARISTADA and ARISTADA INITIO was granted. The patent has claims to the synthesis of aripiprazole lauroxil and expires in 2030.

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

VIVITROL

VIVITROL (naltrexone for extended-release injectable suspension) is a once-monthly, non-narcotic, injectable medication approved in the U.S. for the treatment of alcohol dependence in patients able to abstain from alcohol in an outpatient setting prior to initiation of treatment with VIVITROL and for the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL uses our polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through one intramuscular injection every four weeks. We exclusively manufacture and commercialize VIVITROL in the U.S.

For a discussion of legal proceedings related to VIVITROL, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the sections entitled “Patent and other IP protection for our products is key to our business and our competitive position but is uncertain,” “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business” and “Litigation or arbitration filed against

Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

What are opioid dependence and alcohol dependence?

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2020 U.S. National Survey on Drug Use and Health, an estimated 2.6 million people aged 18 or older in the U.S. had an opioid use disorder in the prior year. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2020 U.S. National Survey on Drug Use and Health, an estimated 27.8 million people aged 18 or older in the U.S. had an alcohol use disorder in the prior year. Adherence to medication is particularly challenging with these patient populations.

In 2013, with the publication of the Diagnostic Statistical Manual (“DSM”) 5, the DSM IV diagnoses of substance use disorders as either dependence or abuse (i.e., opioid dependence or alcohol dependence), which reflects the approved indications of VIVITROL, were subsumed under a new diagnostic category of “substance use disorders” (i.e., opioid use disorder or alcohol use disorder) with three categories of disorder severity—mild, moderate or severe. In determining the applicability of treatments for DSM-IV conditions to persons diagnosed according to DSM-5, one study found agreement between the DSM-IV diagnoses of alcohol dependence and opioid dependence and moderate to severe alcohol use disorder and opioid use disorder, respectively, under DSM-5.

Licensed Products and Products Using Our Proprietary Technologies

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. See the “Proprietary Technology Platforms” and “Patents and Proprietary Rights” sections in “Item 1—Business” in this Annual Report for information with respect to our proprietary technologies and the IP protection for these products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products under our collaborative arrangements with these third parties. Such arrangements include the following:

Products Using Our Proprietary Technologies

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021, we received notice of partial termination of an exclusive license agreement with Janssen. Under this license agreement, we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, and INVEGA HAFYERA/BYANNLI. When the partial termination became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. On December 21, 2022, we received an interim award (the “Interim Award”) in these proceedings from the arbitral tribunal (the “Tribunal”), in which the Tribunal agreed with our position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the terms of the agreement. This award is not yet final. We will engage with Janssen and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award. For additional information about these proceedings, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected”.

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

In March 2021 and August 2021, we announced that the FDA granted Orphan Drug Designation and Fast Track designation, respectively, to nemvaleukin for the treatment of mucosal melanoma. In October 2021, we announced that the FDA granted Fast Track designation to nemvaleukin in combination with pembrolizumab for the treatment of platinum-resistant ovarian cancer. In January 2023, we announced that the Medicines and Healthcare products Regulatory Agency (MHRA), the regulatory body of the United Kingdom (UK), granted nemvaleukin an Innovation Passport for the treatment of mucosal melanoma under the Innovative Licensing and Access Pathway (ILAP).

Collaborative Arrangements

We have entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technological, financial, marketing, manufacturing and other resources.

Janssen

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021, we received notice of partial termination of an exclusive license agreement with Janssen. Under this license agreement, we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, and INVEGA HAFYERA/BYANNLI. When the partial termination became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. and we stopped recognizing royalty revenue related to net sales of these products. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. On December 21, 2022, we received the Interim Award in these proceedings from the Tribunal, in which the Tribunal agreed with our position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the terms of the agreement. This award is not yet final. We will engage with Janssen and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award. For additional information about these proceedings, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to this notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

Under this license agreement, we granted Janssen a worldwide exclusive license under our NanoCrystal technology to develop, commercialize and manufacture injectable pharmaceutical products containing paliperidone palmitate, which include the long-acting INVEGA products, and we received milestone payments from Janssen upon the achievement of certain development goals; there are no further milestones to be earned under this agreement. The agreement also provides for tiered royalty payments between 3.5% and 9% of net sales of products subject to the agreement in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the royalty-bearing patents with valid claims applicable to the product in such country. The know how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million, 5.5% on calendar year net sales of between $250 million and $500 million and 7.5% on calendar year net sales exceeding $500 million. The know how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to expiry of the agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement, unless earlier terminated, terminates upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non-exclusive, royalty free license to develop, manufacture and commercialize the products subject to certain surviving obligations.

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

Revenues from our collaborative arrangements with Janssen accounted for approximately 15%, 30% and 33% of our consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

Biogen

Under a license and collaboration agreement with Biogen, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under that agreement.

Under this license and collaboration agreement, we received an upfront cash payment and milestone payments related to the achievement of certain milestones, including FDA approval of the NDA for VUMERITY and amendment of the license and collaboration agreement. We are also eligible to receive additional payments upon achievement of certain milestones, including milestones relating to the first two products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement.

In addition, we receive a 15% royalty on worldwide net sales of VUMERITY, subject to increases for VUMERITY manufactured and/or packaged by Biogen or its designees, and subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of VUMERITY. We are also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for VUMERITY are subject to customary reductions, as set forth in the license and collaboration agreement.

Except in limited circumstances, we were responsible for the development of VUMERITY until it was approved by the FDA. Following FDA approval of VUMERITY and except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the license and collaboration agreement with Biogen, pursuant to which Biogen has elected to conduct a technology transfer and, subject to agreement in respect of a manufacturing transition period, assume responsibility for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of that portion of product that is manufactured by Biogen or its designee.

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

Revenues from Biogen related to this license and collaboration agreement accounted for approximately 10%, 7% and 2% of our consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Our supply chain includes an external network of third‑party service providers involved in the manufacture of our products who are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of API, raw materials, or components, or in the manufacture, fill‑finish, packaging, or storage of our marketed or development products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “We rely on third parties to provide services in connection with the manufacture and distribution of the products we manufacture” and “We are subject to risks related to the manufacture of our products.”

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

We manufacture several products in our Athlone, Ireland facility that are marketed by third parties, including FAMPYRA and VUMERITY. This facility has been inspected by U.S., Irish, Brazilian, Turkish, Gulf Health States, including Saudi Arabia, Korean, Belarusian, Russian and Chinese regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing.

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

Our sales force for VIVITROL in the U.S. consists of approximately 110 individuals. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2022 to Cardinal Health, McKesson Corporation and AmerisourceBergen Corporation (“AmerisourceBergen”) represented approximately 25%, 22% and 16%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. consists of approximately 315 individuals. ARISTADA, ARISTADA INITIO and LYBALVI are primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2022 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 47%, 23% and 23%, respectively, of total ARISTADA and ARISTADA INITIO gross sales. Product sales of LYBALVI during the year ended December 31, 2022 to Cardinal Health, McKesson Corporation and AmerisourceBergen represented approximately 38%, 30% and 27%, respectively, of total LYBALVI gross sales.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including but not limited to, technology from MedinCell S.A., which underpins Teva Pharmaceuticals Industries Ltd.’s development of a risperidone extended-release injectable suspension for subcutaneous use, technology from Pharmathen S.A., which underpins aripiprazole formulations in development, and technology underpinning Teva Pharmaceuticals Industries Ltd.’s once every two weeks injectable microsphere formulation, each for the treatment of schizophrenia, and Teva Pharmaceuticals USA, Inc.’s Abbreviated New Drug Application (“ANDA”) seeking approval to commercialize a generic version of VIVITROL (naltrexone for extended-release injectable suspension).

In the treatment of schizophrenia, ARISTADA, the long-acting INVEGA products and RISPERDAL CONSTA compete with each other and a number of other injectable products, including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; generic versions of branded injectable products; and, once it launches in the U.S., RYKINDO (risperidone), a once-every-two-weeks injectable formulation of risperidone developed by Luye Pharma Group.

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

In the treatment of bipolar disorder, LYBALVI and RISPERDAL CONSTA compete with antipsychotics such as oral aripiprazole; REXULTI; LATUDA; VRAYLAR; ABILIFY MAINTENA; CAPLYTA; RYKINDO; risperidone; quetiapine; olanzapine; ziprasidone and clozapine.

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

In the treatment of MS, VUMERITY competes with AVONEX, TYSABRI, TECFIDERA, and PLEGRIDY from Biogen; OCREVUS from Genentech; BETASERON from Bayer HealthCare Pharmaceuticals; COPAXONE from Teva Pharmaceutical Industries Ltd.; REBIF and MAVENCLAD from EMD Serono, Inc.; GILENYA, EXTAVIA and MAYZENT from Novartis AG; AUBAGIO and LEMTRADA from Sanofi-Aventis; ZEPOSIA from Bristol-Myers Squibb Company; PONVORY from Janssen; and, once it launches in the U.S., BRIUMVITM (ublituximab-xiiy) from TG Therapeutics, Inc.

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

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
10,351,529	ARISTADA; ARISTADA INITIO	2030
11,518,745	ARISTADA; ARISTADA INITIO	2030
11,273,158	ARISTADA; ARISTADA INITIO	2039
9,034,867	ARISTADA	2032
10,226,458	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
10,342,877	ARISTADA	2033
10,639,376	ARISTADA	2033
11,097,006	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,238,651	ARISTADA	2035
10,478,434	ARISTADA	2035
10,813,928	ARISTADA	2035
10,973,816	ARISTADA	2035
11,406,632	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035
10,688,091	ARISTADA INITIO	2035
10,849,894	ARISTADA INITIO	2035
11,115,552	ARISTADA INITIO	2035

VIVITROL and RISPERDAL CONSTA

We have a number of patents and pending patent applications covering our microsphere technology throughout the world, which, to some extent, cover VIVITROL and RISPERDAL CONSTA. The latest to expire of our patents covering RISPERDAL CONSTA expired in the U.S. in January 2023 and expired in the EU in 2021.

We own one unexpired Orange-Book listed U.S. patent covering VIVITROL, which expires in the U.S. in 2029 and expired in the EU in 2021. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal Pharmaceuticals LLC (“Amneal”), we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the remaining patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. For a discussion of legal proceedings related to the U.S. patent covering VIVITROL, see Note 17, Commitments and Contingent Liabilities, in the “Notes to Consolidated Financial Statements” in this Annual Report.

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

Our NanoCrystal technology patent portfolio, licensed to Janssen, contains a number of granted patents and pending patent applications throughout the world, including in the U.S. and in countries outside of the U.S. The latest to expire of the patents subject to our license agreement expires in 2030 in the U.S., the EU and certain other countries. In addition, Janssen has other patents not subject to our license agreement, including one that covers INVEGA SUSTENNA in the U.S. and expires in 2031, one that covers INVEGA TRINZA in the U.S. and expires in 2036 and two that cover INVEGA HAFYERA in the U.S. and expire in 2041. For a discussion of legal proceedings related to patents covering INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

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

LYBALVI

We own or have a license to U.S. and worldwide patents and patent applications that cover a class of compounds that includes the opioid modulators in LYBALVI. In addition, we own U.S. and worldwide patents and patent applications that claim formulations and methods of treatment that cover LYBALVI. The principal owned or licensed U.S. patents for LYBALVI and their expiration dates are as follows:

U.S. Patent No.	Product Covered	Expiration Date
7,262,298	LYBALVI	2025
8,680,112	LYBALVI	2030
9,119,848	LYBALVI	2031
10,005,790	LYBALVI	2031
8,778,960	LYBALVI	2032
9,126,977	LYBALVI	2031
9,517,235	LYBALVI	2031
9,943,514	LYBALVI	2031
10,300,054	LYBALVI	2031
10,716,785	LYBALVI	2031
11,185,541	LYBALVI	2031
11,241,425	LYBALVI	2031
11,351,166	LYBALVI	2031

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

Our trademarks, including VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI, are important to us and are generally covered by trademark applications or registrations with the U.S. Patent and Trademark Office and the patent or trademark offices of other countries. Our licensed products and products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks for INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson or its affiliated companies, VUMERITY, which is a registered trademark of Biogen (and used by us under license) and FAMPYRA, which is a registered trademark of Acorda. Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

Good Manufacturing Practices

The FDA, the EMA, the competent authorities of the EU member states and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. Since 2020 and 2021, the COVID-19 pandemic has in some instances impacted the FDA’s and other regulatory agencies’ ability to conduct on-site inspections and has resulted in such agencies either delaying planned inspections or collecting the requisite information through review of written records in lieu of an on-site inspection. Once approval from a regulatory agency is obtained, if a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. Companies also must adhere to cGMP and product-specific regulations enforced by the FDA and other regulatory agencies both in the manufacture of clinical product and following product approval. The FDA, the EMA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval of a product and may also request that certain information or records be provided in writing for review in lieu of an on-site visit. If, as a result of these inspections or records reviews, it is determined that our equipment, facilities or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Under the Medicaid rebate program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of average manufacturer price (“AMP”) or the difference between AMP and the best price available from us to any commercial or non‑federal governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, is less than the AMP for the current quarter, with this difference being the amount by which the rebate is adjusted upwards. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (“CMS”). The terms of our participation in the rebate program impose a requirement on us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties per item of false information in addition to other penalties available to the government.

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

Federal law also requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Services’ (including the Indian Health Services, “PHS”) pharmaceutical pricing program (the “340B program”), in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (“HRSA”) requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include certain qualifying community health clinics, a variety of entities that receive health services grants from the Public Health Service, and multiple categories of hospitals, including children’s hospitals, critical access hospitals, free standing cancer hospitals and hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. The scope and implementation of the 340B program continue to be the subject of legislative and regulatory interest and ongoing litigation, the outcomes of which are difficult to predict.

We also make our products available for purchase by authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992 (the “VHC Act”), we are required to offer deeply discounted FSS contract pricing to four federal agencies: the Department of Veterans Affairs; the Department of Defense; the Coast Guard; and the PHS, in order for federal funding to be made available for reimbursement of any of our products by such federal agencies and certain federal grantees. Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most‑favored non‑federal customer for a product. In addition, prices for drugs purchased by the Department of Veterans Affairs, Department of Defense (including drugs purchased by military personnel and dependents through the Tricare Retail Pharmacy (“Tricare”) program), Coast Guard and PHS are subject to a cap on pricing equal to 76% of the non‑federal average manufacturer price (“non‑FAMP”). An additional discount applies if non‑FAMP increases more than inflation (measured by the Consumer Price Index—Urban). In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties per false item of information in addition to other penalties available to the government.

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

U.S. federal and state governments regularly consider reforming healthcare coverage and lessening healthcare costs. Such reforms may include price controls, value-based pricing and changes to the coverage and reimbursement of our products, which may have a significant impact on our business. In August 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act includes several provisions that will impact our business to varying degrees, including those that impose new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part D beginning in 2026 and Medicare Part B beginning in 2028, and require companies to pay rebates to Medicare beginning in 2023 for drug prices that increase faster than inflation. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on drug pricing. Private insurers regularly seek to manage drug cost and utilization by implementing coverage and reimbursement limitations through means including, but not limited to, formularies, increased out of pocket obligations and various prior authorization requirements. Even if favorable coverage and reimbursement status is attained for one or more products for which we have received regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Human Capital Resources

As a global biopharmaceutical company focused on developing innovative medicines in the fields of neuroscience and oncology, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional infrastructure designed to support product development from discovery through commercialization and lifecycle management. We seek to attract, hire, develop, recognize and retain qualified and highly skilled employees with experience in areas such as R&D, including early discovery, translational medicine, formulation and clinical development; intellectual property prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access. Competition for such personnel in our industry and the geographic regions in which we operate is intense, with numerous companies also developing, launching or marketing products, including products against which our products directly compete. We are committed to supporting our employees’ well-being in a transparent, diverse, inclusive, and collaborative culture and to providing them with access to training, support and resources intended to help them succeed professionally, while appropriately balancing their professional and personal lives.

As of February 10, 2023, we had approximately 2,280 full time employees, of which approximately 1,860 were based in the U.S. and 420 were based in Ireland. Our 2022 global voluntary attrition rate of 9.5% was below industry benchmarks. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Recognizing the value of our employees and their important contributions to the achievement of our business objectives, we offer market-competitive comprehensive total rewards packages, including bonus opportunities at all levels tied to individual and company performance, and for employees at certain levels, company equity opportunities. We are committed to designing and managing our pay programs and decisions to support equitable pay for all employees. We have established our compensation programs based on market and benchmark data and strive to pay all employees equitably, taking into consideration factors such as their role, skills, abilities and relevant experience. We routinely monitor our pay programs in order to respond to market trends and maintain equity within our workforce.  We offer healthcare and retirement savings plan benefits, paid time off, tuition reimbursement and other benefits designed to support healthy lifestyle choices, financial well-being and work-life balance.

Across our sites, we seek to cultivate a work environment that reflects our values of collaboration at our core, respect for each voice and unwavering commitment. Over the past several years, we have continued to focus on fostering an environment that respects and celebrates Diversity, Inclusion & Belonging (“DIB”) in our workplaces and our communities and have actively evolved our DIB strategy to reflect the needs of our employees and our business.  We have a robust DIB governance structure, consisting of our DIB Steering Committee, Employee Resource Groups (“ERGs”), and a DIB Executive Committee. Our global cross-functional DIB Steering Committee, comprised of representatives from all of our locations, including field-based employees, is focused on creating connections, fostering conversations, helping ensure our efforts are aligned with the diverse range of perspectives within our organization and developing and advancing practices, tools and resources that can be used to strengthen the sense of belonging among our employees. Our five ERGs include: Limitless, a network to support people impacted by disability or illness; Mosaic, a multicultural network; Operation Salute, a veterans’ network; Pride@Work, an LGBTQ+ network; and Women Inspired Network (WIN), a women’s network. These ERGs share a common purpose of supporting and enhancing the inclusiveness of our company culture and providing opportunities for professional development, networking and building deeper connections within Alkermes. Our DIB Executive Committee, which includes our Chief Executive Officer and other senior leaders, is tasked with continuing to refine our DIB strategy and championing its implementation and impact across the business.  These groups work together to set goals, establish and execute strategic initiatives, measure our progress and promote a culture of understanding and inclusion throughout our organization.  In 2022, through the collaboration of these groups, we introduced an annual performance goal focused on DIB for all senior leaders (Vice President level and above) at Alkermes with an emphasis on talent management, including recruiting and development. Additionally, as part of our increased focus on social and racial justice, diversity and inclusion, we have held company-wide town hall conversations, sponsored recognition events and have enhanced our Company’s diversity education and awareness training.

We remain focused on achieving greater representation of diverse talent through targeted recruitment and development efforts. In 2022, we achieved a notable increase in the percentage of our Vice Presidents/Senior Vice Presidents who are female (from 29.0% to 38.8%). We also established a Women’s Mentoring Circle to provide internal resources for the continued development of our female talent pool. Additionally, we have continued to focus on increasing the representation of people of color (“POC”) across our workforce and have partnered with outside organizations such as The Partnership and Connexion to support continued leadership development of POC within our organization.

We encourage active employee engagement to help ensure that employees feel part of our mission and that they have a voice in the Alkermes community. Since 2017, we have conducted periodic employee engagement surveys to understand employee sentiment regarding, and satisfaction with, their work and experience at Alkermes and have used the data collected to help inform and evolve our human capital management strategy and initiatives. In 2022, we conducted approximately 30 focus groups with more than 225 employees and managers across the organization as part of our efforts to enhance key company processes related to “employee listening” and performance management. Also in 2022, we implemented function- and site-specific mentoring programs, conducted open forums with leaders, and hosted various company events to foster connections and visibility between leadership and employees and build strong peer-to-peer connections.

We are committed to the professional growth and development of our employees. We conduct a comprehensive on-boarding experience that connects newly hired employees to our business, values, culture, and people. We encourage and support our employees in their adoption of Individual Development Plans designed to identify professional development and growth opportunities to help support their career aspirations. We frequently offer company-hosted trainings that cover topics including performance management, problem-solving, leadership development, diversity, communication and mentorship, and as appropriate, more specialized skills-based programs. We also provide all employees access to our LinkedIn Learning platform, which provides on-demand learning opportunities.

Our culture is one of collaboration and trust. We ask our employees to help us promote and sustain workplace environments that are safe and protective of the health and well-being of our people and in compliance with applicable laws, rules and regulations. We maintain extensive environmental, health, safety and security policies, adhere to all health and safety standards set by regulators in the locations in which we operate and routinely assess workplace risks, conduct employee trainings and monitor our sites to reduce the risk of workplace accidents.

In 2022, employee health, safety and wellness continued to be of particular focus and importance for the Company. Since the emergence of the COVID-19 pandemic, we have adjusted and enhanced our remote work policies and opportunities, and our communication strategies for keeping employees connected and informed. We also enhanced employee resources, including wellness and stress-reduction resources, guidance on how to effectively engage and work remotely, and increased childcare benefits.  For additional information about actions taken by the Company to support its employees and other stakeholders in response to the COVID-19 pandemic, see the “COVID-19 Update” included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

Item 1A. Risk Factors

You should consider carefully the risks described below in addition to the financial and other information contained in this Annual Report, including our financial statements and related notes hereto and the matters addressed under the caption “Cautionary Note Concerning Forward-Looking Statements,” and in our other public filings with the SEC. If any events described by the following risks actually occur, they could materially adversely affect our business, financial condition, cash flows or results of operations. This could cause the market price of our ordinary shares to decline.

Risks Related to the Potential Separation of Our Oncology Business

The potential separation of our neuroscience and oncology businesses, including a potential separation of our oncology business into an independent, publicly-traded company, is subject to various risks and uncertainties and may not be completed on the timeline currently contemplated or at all, and will involve significant time, effort and expense, which could disrupt or adversely affect our business and our financial condition, results of operations and cash flows.

In November 2022, we announced our intent, as approved by our board of directors, to explore a separation of our neuroscience business and oncology business. We are exploring a separation of the oncology business into an independent, publicly-traded company (referred to in this Annual Report as “Oncology Co.”) as part of an ongoing review of strategic alternatives.

Our business may face significant risks and uncertainties as a result of the exploration and/or execution of the potential separation, including, without limitation:

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

•

foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including potential taxes) and other significant costs and expenses, including costs related to the capitalization of Oncology Co.; and

•

potential negative reactions from the financial markets, including reactions related to the proposed structure or other details of the potential separation or any potential delay or failure in completing the potential separation.

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

No assurance can be given as to whether we will complete any separation on our anticipated timeline or at all. Any of the foregoing may result in our not achieving the operational, financial, strategic and other benefits we anticipate realizing as a result of the potential separation, and in each case, our business, results of operations and financial condition and/or the market price of our ordinary shares could be adversely affected.

We may fail to realize some or all of the anticipated benefits of the potential separation of our neuroscience and oncology businesses and the market price of our ordinary shares may fluctuate significantly in connection with the potential separation.

Even if a separation of our neuroscience and oncology businesses is completed, the anticipated operational, financial, strategic and other benefits of a potential separation may not be achieved. These anticipated benefits are based on a number of assumptions and uncertainties, which may prove to be incorrect or incomplete. Furthermore, if separated, the two independent businesses will be smaller and less diversified than the combined company, with a narrower business focus, and may be more vulnerable to changing market conditions.

In addition, the market price of our ordinary shares may experience volatility around the time of announcements of plans for the potential separation, consummation of the potential separation and thereafter. We also cannot predict the effect of a completed separation on the market price of our ordinary shares, which, following a separation, may be less than, equal to or greater than the market price of our ordinary shares prior to the separation. Further, the combined value of our ordinary shares and those of Oncology Co. may not be equal to or greater than what the value of our ordinary shares would have been had the separation not occurred. The combined value of the ordinary shares of the two companies could be lower than anticipated for a variety of reasons, including, but not limited to, a failure of Oncology Co. to operate and compete effectively as an independent company.

We continue to assess the tax consequences of potential structures for the separation of our oncology business from our neuroscience business, including a potential separation of the oncology business into an independent, publicly-traded company. If such a separation does not qualify as a transaction that is generally tax-free for U.S. federal and Irish tax purposes, we and/or our shareholders could be subject to significant tax liabilities.

In connection with the potential separation, we may seek a private letter ruling from the IRS (the “IRS Ruling”) and/or an opinion from our U.S. tax advisor (the “U.S. Tax Opinion”) regarding U.S. federal and state income tax consequences of the separation, including that, among other things, the separation would generally qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and/or the U.S. Tax Opinion would be based on and rely on, among other things, certain facts, assumptions, representations, and undertakings from us and Oncology Co., including those relating to past and future conduct of the companies’ respective business operations and other matters. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Oncology Co. breach any of our respective covenants in the separation documents, the IRS Ruling and/or the U.S. Tax Opinion may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding a U.S. Tax Opinion or IRS Ruling, the U.S. Internal Revenue Service, or the IRS, could determine that a distribution or any related transaction is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the U.S. Tax Opinion. The U.S. Tax Opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the U.S. Tax Opinion and such challenge could prevail. If the potential separation transaction is ultimately determined to be taxable, we and/or our shareholders that are subject to U.S. federal income tax could incur significant tax liabilities.

Furthermore, in connection with the potential separation, we may seek an opinion from our Irish tax advisor (the “Irish Tax Opinion”) regarding the Irish tax consequences of the separation. The Irish Tax Opinion would be based on and rely on, among other things, certain facts, assumptions, representations, and undertakings from us, including those relating to past and future conduct of our business operations and other matters. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete the Irish Tax Opinion may be invalid and the conclusions reached therein could be jeopardized. The Irish Tax Opinion will not be binding on the Irish Tax Authority or the Irish courts. Accordingly, the Irish Tax Authority or the Irish courts may challenge the conclusions stated in the Irish Tax Opinion and such challenge could prevail. In such an event, we and/or our shareholders could incur significant tax liabilities.

Risks Related to Our Business and Our Industry

Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.

Outbreaks of contagious diseases and other adverse public health developments affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic has impacted, and may continue to impact, many aspects of society, including the operation of healthcare systems, global travel, supply and labor markets and other business and economic activity worldwide. Ireland, all U.S. states, and many local jurisdictions and countries around the world have, at times during the pandemic, issued and implemented quarantines, vaccine and masking mandates, executive orders and other similar government orders, restrictions and recommendations for their residents to help control the spread of COVID-19. Such orders, mandates, restrictions and/or recommendations have, at times during the pandemic, resulted in widespread interruptions and closures of businesses, including healthcare systems that serve people living with addiction and serious mental illness, work stoppages, slowdowns and/or delays, remote work policies and travel restrictions, among other effects.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our financial condition and results of operations. For example, commercial sales of the medicines from which we derive revenue— including injectable medications administered by healthcare professionals—have been, and we expect may continue to be, adversely impacted as a result of COVID-19-related restrictions, labor shortages and other developments that have transpired, and may continue to transpire, many of which have contributed to limited access to, or reduced willingness to access, healthcare providers and locations where injectable medications may be administered. Further, this pandemic has had, and may continue to have, an adverse effect on global economic conditions, which could have an adverse effect on the demand for, and ability of patients to access, our and our licensees’ medicines, reimbursement for our products and for services related to the use of our products, or our ability to obtain financing, if needed, on favorable terms or at all.

The COVID-19 pandemic has caused, and may continue to cause, varying degrees of disruption to our employees, our communities and our business operations. While we have continued to operate our manufacturing facilities and to supply our medicines without interruption throughout the pandemic, we have, at times during the pandemic, experienced labor or supply chain delays or disruptions at our manufacturing facilities, and may continue to experience such delays or disruptions while the pandemic persists, which could impact our ability to manufacture our products and the third-party products from which we receive revenue in a timely matter or at all. In addition, while we have continued to conduct our R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has, at times, impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and endeavor to mitigate, potential adverse impacts of COVID-19 on our manufacturing operations and R&D activities.

In addition, we rely upon third parties for many aspects of our business, including the provision of goods and services related to the manufacture of our clinical products and our and our partners’ marketed products, the conduct of our clinical trials, and the sale of our proprietary marketed products and the marketed products of our licensees from which we receive manufacturing and/or royalty revenue. The COVID-19 pandemic has, to varying degrees, disrupted the business operations of the third parties on which we rely, including our suppliers, packagers, distributors, contract research organizations, customers, clinical site investigators, community advocacy partners, and others, and may continue to do so for so long as the pandemic and its impacts persist. For example, the third-party sites and investigators involved in our clinical trials have experienced, and may continue to experience, interruptions which have impacted, and may continue to impact, the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data, and our ability to complete them in a timely manner or at all. If our clinical programs are significantly delayed as a result of such impacts, there could be adverse effects on our expected timelines for regulatory review and potential approval of our product candidates. Any prolonged material disruption to these or other third parties on which we rely could negatively impact our ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic has also impacted, and may continue to impact, the regulatory agencies with which we interact in the development, manufacture, regulatory review and commercialization of our medicines, including the FDA, the HPRA and other regulatory agencies, which may, in turn, negatively impact expected timelines for regulatory interactions related to, and/or review and approval of, our product candidates, which could have an adverse effect on our business and the market price of our ordinary shares.

The degree to which the ongoing COVID-19 pandemic may continue to impact our employees, business, financial condition and results of operations will depend on the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto, including developments in the labor market and market practices related to remote work and our ability to attract and retain employees, which are highly uncertain and cannot be predicted as of the date of this Annual Report.

We receive substantial revenue from our key proprietary products and our success depends on our ability to successfully manufacture and commercialize such products.

Sales of our proprietary products comprise an increasingly significant portion of our revenues. We developed and exclusively manufacture VIVITROL for the treatment of adults with alcohol dependence and opioid dependence, ARISTADA for the treatment of adults with schizophrenia, ARISTADA INITIO for initiation onto ARISTADA for the treatment of adults with schizophrenia, and LYBALVI for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, and we exclusively commercialize these products in the U.S. Our success depends in large part on our ability to continue to successfully manufacture and commercialize such products in the complex markets into which they are sold. Any significant negative developments relating to these products could have a material adverse effect on our revenues from these products and, in turn, on our business, financial condition, cash flows and results of operations and the market price of our ordinary shares.

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

Further, certain of our license agreements may be terminated, with or without cause, or assigned in connection with a change in control or other event, and we cannot guarantee that any of these relationships will continue or that our licensees will be able or willing to continue to perform their obligations, including development, commercialization or payment obligations, under such agreements. Any significant negative developments relating to our relationships with our licensees or our collaborative arrangements could have a material adverse effect on our business, financial condition, cash flows and results of operations and on the market price of our ordinary shares.

For example, in November 2021 we received notice of partial termination of an exclusive license agreement with Janssen. Under this license agreement, we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, and INVEGA HAFYERA/BYANNLI. When the partial termination became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. The announcement of Janssen’s partial termination, expectations regarding the loss of royalty revenues from U.S. sales of such products resulting from such termination, and actual losses of royalty revenues that have resulted from such termination, caused the market price of our ordinary shares to decline significantly. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. On December 21, 2022, we received an Interim Award in these proceedings from the Tribunal, in which the Tribunal agreed with our position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the term of the agreement. This award is not yet final. We will engage with Janssen and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award and cannot be certain of the outcome of the final award or the impact that such final award may have on our business, financial condition, cash flows and results of operations.

For these and other reasons that may be outside of our control, our revenues from products sold by our licensees, and related commercial milestone payments, may fall below our expectations, the expectations of our licensees or those of our shareholders, which could have a material adverse effect on our results of operations and the market price of our ordinary shares.

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

Our revenues from sales of our products may decrease or grow at a slower than expected rate due to many factors.

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
•

the unfavorable outcome of investigations, arbitrations, litigation or other legal proceedings, including government requests for information regarding VIVITROL, securities litigation, IP litigation, including so-called “Paragraph IV” litigation relating to VIVITROL and other products from which we receive revenue, litigation or other proceedings before the U.S. Patent and Trademark Office’s (the “USPTO”) Patent Trial and Appeal Board (the “PTAB”) or its equivalent in other jurisdictions outside of the U.S., including opposition proceedings in the EU and any other litigation or arbitration related to any of our products;

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

•	exchange rate valuations and fluctuations;
•	U.S. and global political changes and/or instability, and any related changes in applicable laws and regulations, that may impact resources and markets for our products;
•	the impacts that the ongoing COVID-19 pandemic may have on the development, manufacture and commercialization of our products; and
•	any other material adverse developments with respect to the commercialization of our products.

Revenues generated by sales of our products depend, in part, on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our or in patients’ financial obligation to payers could result in decreased sales of our products and/or decreased revenues.

In both U.S. and non-U.S. markets, sales of our products depend, in part, on adequate coverage, pricing and reimbursement from third-party payers such as state and federal governments, including Medicare and Medicaid in the U.S. and similar programs in other countries, managed care providers and private insurance plans. Deterioration in the timeliness, certainty and amount of reimbursement for our products, the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), increases in our financial obligation to payers, including government payers, limitations by healthcare providers on how much, or under what circumstances, they will prescribe or administer our products or unwillingness by patients to pay any required co-payments, or deductible amounts, could reduce the use of, and revenues generated from, our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The availability of government and private reimbursement for our products and coverage restrictions that may be imposed for our products are uncertain, as is the amount for which our products will be reimbursed. Pricing and reimbursement for our products may be adversely affected by a number of factors, including: changes in, and implementation of, federal or state government regulations or private third-party payors’ reimbursement policies; pressure by employers on private health insurance plans to reduce costs; and consolidation and increasing assertiveness of payors seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value. We cannot predict the availability, amount, or consistency of reimbursement for, or the prevalence and extent of other access barriers to, our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare. In August 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes several provisions that will impact our business to varying degrees, including those that impose new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part D beginning in 2026 and Medicare Part B in 2028, and require companies to pay rebates to Medicare beginning in 2023 for drug prices that increase faster than inflation.

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

Furthermore, we may face uncertainties as a result of efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA, whether by legislative means or through litigation, and further potential reforms to government negotiation or regulation of drug pricing. The PPACA significantly expanded coverage of mental health and substance use disorders and provided federal parity protections to such coverage benefits. If successful, such efforts and proposed legislation or other future federal or state legislative or administrative changes relating to healthcare reform and drug pricing could adversely affect our business and financial results. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products. Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations.

Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients' use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. In addition, pharmacy benefit managers have combined with specialty and mail order pharmacies and provider groups. Further consolidation among insurers, pharmacy benefit managers, other entities in the pharmaceutical supply chain and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers.

In the U.S., to help patients afford our approved products, we may utilize programs to assist them, including patient assistance programs and co-pay programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Our co-pay programs could become the target of similar insurer actions. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the PPACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that

CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General of the U.S. Department of Health and Human Services issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay programs. It is possible that changes in insurer policies regarding co-pay programs and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Clinical trials for our products are expensive, may take several years to complete, and their outcomes are uncertain.

In order to obtain regulatory approvals for the commercial sale of any product, we or our licensees must demonstrate, through preclinical testing and clinical trials, that such product is safe and effective for use in humans. Designing, conducting and completing a clinical development program is often a lengthy, time-consuming and expensive process. We have incurred, and we will continue to incur, substantial expenses for preclinical testing, clinical trials and other activities related to our clinical development programs.

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

•	an inability to recruit clinical trial participants at the expected rate or at all, or to adequately follow participants following treatment;
•	unforeseen safety or tolerability issues;
•	an inability to manufacture or obtain sufficient quantities of materials used for clinical trials;
•	unforeseen governmental or regulatory issues or concerns, including those of the FDA and other regulatory agencies;
•	impacts of the potential separation of our neuroscience and oncology businesses; and
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

If a product fails to demonstrate safety and efficacy in clinical trials, or if we and/or third parties fail to manage or conduct clinical trials in a timely manner or in accordance with study protocols or obligations, the development, approval and commercialization of our products may be delayed or prevented, and such events could materially adversely affect our business, financial condition, cash flows and results of operations.

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

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products, including those relating to COVID-19, a prolonged U.S. government shutdown, or other political or economic conditions, could cause delays to the regulatory approval process for our products.

Any failure to obtain, or delay in obtaining, regulatory approval for our products will prevent or delay their commercialization and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, any failure to obtain, or delay in obtaining, approval for our products could have a material impact on our shareholders’ confidence in the strength of our development capabilities and/or our ability to generate significant revenue from our development programs and could result in a significant decline in our share price.

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

In addition, legislation and regulatory policies relating to post-approval requirements and restrictions on promotional activities for pharmaceutical products, or FDA or other regulatory agency regulations, guidance or interpretations with respect to such legislation or regulatory policy may change, which may impact the development and commercialization of our products.

We are subject to risks related to the manufacture of our products.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We have in the past, and may in the future, face unanticipated interruptions or delays in manufacturing through our internal or external supply chain and resources. Such disruptions can occur for many reasons, including, but not limited to, the supply and quality of API, drug product and other product components and any potential shortages of such materials; regulatory actions; failures relating to materials, manufacturing equipment or processes, quality deviations or safety issues, vendor error, operator error, labor shortages or disputes, utility or transportation disruptions, or physical or electronic security breaches; site-specific incidents (such as fires), environmental incidents, natural disasters and other severe weather events, including those that may occur as a result of climate change, or global disruptions such as the current global pandemic and the ongoing war in Ukraine; and many other factors.

Any such problems with manufacturing processes, whether at our facilities or those of our licensees or other third parties that manufacture or package products or components of products on our behalf, could result in product defects or shortages, manufacturing failures or products not being manufactured to their applicable specifications, which could require us to delay shipment of products or recall products previously shipped, or could impair our or our licensees’ ability to receive regulatory approval for a product, commercially launch a product, expand into new markets or supply products in existing markets. We may not be able to resolve any such issues in a timely manner, or at all, which could result in declines in sales and reputational damage as well as significant remediation costs to address any issues that arise.

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI and on our manufacturing facility in Athlone, Ireland for the manufacture of FAMPYRA, VUMERITY, other products using our NanoCrystal or OCR technologies and certain of our other products in development. Due to regulatory and technical requirements, we have limited ability to shift production among our facilities or to outsource any portions of our manufacturing to third parties in the event of an interruption in manufacturing or demand for manufacturing that exceeds our capacity at the applicable facility. Any need to shift production among our facilities or transition our manufacturing processes, or portions thereof, to a third party, whether due to an interruption in our manufacturing or to demand for a product that exceeds our manufacturing capacity, could take a significant amount of time and money, may not be successful, and could cause significant interruption or delay in our ability to supply product.

Any interruption or delay in supply, whether resulting from issues with equipment, materials, personnel, manufacturing processes, or internal or external quality audits or reviews, could result in delays in meeting our contractual obligations and could damage our reputation and relationships with our licensees, including the loss of manufacturing and supply rights and/or revenues.

Our manufacturing facilities also require specialized personnel and are expensive to operate and maintain. Any interruption in manufacturing, delay in a regulatory approval or commercial launch, or recall or suspension of sales of products manufactured in our facilities, may cause operating losses as we continue to operate these facilities and retain the required specialized personnel. In addition, any significant personnel shortages at our manufacturing facilities, whether temporary or prolonged, including shortages resulting from impacts of the COVID-19 pandemic or related to the labor market more broadly, may cause significant interruptions to our manufacturing facilities and to our supply of products.

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

We rely on third parties for the timely supply of goods and services that play a role in our manufacturing activities, including, among others, specified raw materials, equipment, contract manufacturing, formulation and packaging services, storage and product distribution services, customer service activities and product returns processing, and some of these goods and services for our products are currently only available from a single source or a limited number of qualified sources. Although we actively manage these third-party relationships to ensure continuity, quality and compliance with applicable regulations, events beyond our control, including natural disasters and other severe weather events, including those that may occur as a result of climate change, or global disruptions such as the current global pandemic and the ongoing war in Ukraine, could negatively impact the continuity of supply of such materials and/or services, their quality and their compliance with applicable standards. Any such failure could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We and the third-party providers that play a role in our manufacturing activities are generally required to comply with cGMP regulations and other applicable non-U.S. standards in the manufacture of our products or components of our products. If any of our products or components of our products in the U.S. are scheduled by the DEA as controlled substances, we would also be subject to DEA regulations. We and our third-party providers are subject to unannounced inspections by the FDA and other agencies to confirm compliance with all applicable laws. Any changes to our suppliers or modifications of methods of manufacturing require submission of amendments to our NDAs or other marketing applications to the FDA or other applicable regulatory agencies, and ultimate acceptance by such agencies of such amendments, prior to release of product to the applicable marketplace. Our inability or the inability of our third-party providers to demonstrate ongoing compliance with cGMP or other regulatory requirements could require us to withdraw or recall products and interrupt clinical and commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or operations or the facilities or operations of third-party providers to pass any regulatory agency inspection could significantly impair our ability to develop, obtain and maintain regulatory approval of, and commercialize or supply, products. This could increase our costs, cause us to lose revenue or market share and damage our reputation with our collaboration partners or in the market generally.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the U.S., and served to increase the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, for each facility where marketed products for certain serious diseases or conditions are manufactured, or where components of such products are manufactured, we are required to have a risk management plan in place that identifies and evaluates risks to the supply of such products or product components, which plans may be subject to review during any FDA inspection. Each of our facilities operates in accordance with a comprehensive quality management system, which includes risk assessment, preventive actions and regular review of inventory levels for each of the marketed products that we manufacture; however, there is no guarantee that the FDA will consider our risk management program to be sufficient upon inspection or that we will not experience shortages in the supply of marketed products that we manufacture, which could materially adversely affect the patients who rely on such marketed products and our business, financial condition, cash flows and results of operations. The FDA and various regulatory agencies outside the U.S. have inspected and approved our commercial manufacturing facilities. However, we cannot guarantee that the FDA or any other regulatory agencies will approve any other facility that we or our third-party providers may operate or, once approved, that any of these facilities will remain in compliance with cGMP and other regulations. Any third party we use to manufacture bulk drug product for use in the U.S. must be licensed by the FDA. Failure by us or our third-party providers to gain or maintain regulatory compliance with and approvals from the FDA or other regulatory agencies could materially adversely affect our business, financial condition, cash flows and results of operations.

Adverse market conditions may exacerbate certain risks inherent to our business, including risk of non-payment from licensees and customers and reimbursement for our products.

Adverse market conditions or other business developments may cause disruptions, delays or significant financial impact to our business or to the businesses of third parties from which we receive revenues, or reductions in the availability or extent of reimbursement available to us. For example, we depend on our licensees and customers for substantial portions of our revenue, and the contracts with our licensees and customers pursuant to which we supply product, or under which we are eligible for certain development or sales milestones or royalties related to products that incorporate our proprietary technologies, may not be secured by collateral or other security. Accordingly, we bear the risk that our licensees may not be able to pay amounts due to us under such contracts.

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

Social media is increasingly being used as a means of corporate communications and for purposes of social networking and commentary. We are increasingly using social media tools to communicate certain information about our business, our employees, our company values and corporate responsibility initiatives, to support disease state education in our areas of focus, and to provide information about our products or development programs. Despite our efforts to monitor evolving social media guidance and to comply with applicable rules, regulations and regulatory guidance relating to social media, such practices are evolving and not always clear. There is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements and could result in regulatory actions or legal claims against us related to off-label marketing or other prohibited activities. In addition, our employees may knowingly or inadvertently engage on social media in ways that may not comply with our social media policy or other legal, contractual or regulatory requirements, which may give rise to liability, lead to the loss of trade secrets and other intellectual property, or result in public disclosure of personal information of our employees, clinical trial patients, customers, and others. In addition, negative or inaccurate posts or comments about us or our products on any social media platforms could damage our reputation, brand image and goodwill. If such disclosures were to occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend the Company or the public’s legitimate interests due to restrictions on what we may say about our products or our business. Any of these events, if they were to occur, could cause us to incur liability, face overly restrictive regulatory actions or suffer reputational or other harm to our business.

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

In addition, we may need to enforce our IP rights against third parties who infringe on our patents and other IP or challenge our patents, patent applications or trademark applications. Litigation and trial proceedings, such as so-called Paragraph IV litigation and IPRs, concerning patents and other IP rights may be expensive, protracted and distracting to management, with no certainty of success. As a result, we may at times give up certain rights with respect to our IP in order to avoid or resolve timely and costly IP litigation or IPR proceedings. For example, in July 2019, in order to resolve an IPR instituted by Amneal with the PTAB, we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. Ultimately, the outcome of such litigation and proceedings, or any settlement arrangement with respect thereto, could adversely affect our business and the validity and scope of our patents or other proprietary rights or delay or prevent us from manufacturing and marketing our products.

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

For example, Teva entities filed an ANDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of VIVITROL and alleging that one of our Orange-Book patents related to VIVITROL is invalid, unenforceable and/or will not be infringed by Teva’s proposed product. In September 2020, we initiated a Paragraph IV lawsuit against Teva to dispute such claims. A trial is scheduled to begin on February 16, 2023.

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

Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Additionally, regardless of whether or not there is merit to the claims underlying any legal proceedings to which we are subject, or whether or not we are found as a result of such lawsuits to have violated any applicable laws, such lawsuits and inquiries can be expensive to defend or respond to, may divert the attention of our management and other resources that would otherwise be engaged in managing our business, and may further cause significant and potentially irreparable harm to our public reputation.

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

These events, among others, could result in product recalls or additional regulatory controls (including additional regulatory scrutiny, REMS programs, and/or requirements for additional labeling) or product liability actions. As our development activities progress and we continue to have commercial sales, our product liability insurance coverage may be inadequate to satisfy liabilities that arise, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit the development or commercialization of our products. In addition, the reporting of adverse safety events involving our products, including instances of product misuse, and public perceptions about such events could cause our product sales or share price to decline or experience periods of volatility. These types of events could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could face litigation, costs, penalties and business losses.

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

Biopharmaceutical companies also have been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations and violations related to environmental matters. We have been, and may continue to be, the subject of certain government inquiries or requests for documentation. For example, we have received a subpoena and civil investigative demands from U.S. state and federal authorities for documents related to VIVITROL. We are cooperating with the government in each instance. If, as a result of government requests, proceedings are initiated, including under the U.S. federal anti-kickback statute and False Claims Act and state False Claims Acts or other laws, and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from U.S. federal funded healthcare programs such as Medicare and Medicaid, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct. Additionally, regardless of whether or not there is merit to claims underlying any investigation or legal proceedings to which we are subject, or whether or not we are found as a result of such investigations or lawsuits to have violated any applicable laws, such lawsuits and inquiries can be expensive to defend or respond to, may divert the attention of our management and other resources that would otherwise be engaged in managing our business, and may further cause significant and potentially irreparable harm to our public reputation. While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable laws, regulations or interpretations of the applicability of these laws to our products, operations and marketing practices. If we or our agents fail to comply with any of those laws, regulations or interpretations, a range of actions could result, including the suspension or termination of clinical trials, the failure to approve a product, restrictions on sales of our products or our manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, access to healthcare, environmental issues or product pricing and marketing, could also adversely affect our revenues, our public reputation or our potential to be profitable. For example, and as discussed above, the Inflation Reduction Act, signed into law in August 2022, includes several provisions that will impact our business to varying degrees, including those that impose new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part B and Part D beginning in 2026, and require companies to pay rebates to Medicare beginning in 2023 for drug prices that increase faster than inflation. This law and any further changes in laws, regulations or decisions or in the interpretation of existing laws, regulations and decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, FSS pricing program, and the Tricare program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. For calendar quarters beginning January 1, 2022, manufacturers will need to start reporting the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. Currently, only manufacturers participating in the Medicaid Drug Rebate Program are obligated to do so.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. In December 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements (beginning in 2022); and provided definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022). Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.

The HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective in January 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution (“ADR”) process under a final regulation effective January 2021, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. This ADR regulation has been challenged in separate litigation instituted by PhRMA and by pharmaceutical manufacturers in multiple federal courts. Under the ADR final rule which became effective in January 2021, an ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. HRSA could also decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program. In November 2022, HRSA issued a proposed rule to revise the ADR procedures contained in its January 2021 final regulation for disputes arising under the 340B drug pricing program between covered entities and manufacturers.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B Program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.

We have obligations to report the average sales price for certain of our drugs to the Medicare program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

Pursuant to applicable law, knowing provision of false information in connection with price reporting under the U.S. Department of Veterans Affairs, FSS or Tricare programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

At December 31, 2022, our accumulated deficit was $1.7 billion, which was primarily the result of net losses incurred from 1987, the year Alkermes, Inc., was founded, through December 31, 2022, partially offset by net income over certain fiscal periods.

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

Factors that may impact our future spend, and in turn our future profitability, include:

•

the scope of our research and development activities, including the number of products, indications or new technologies that we may pursue, and our ability, if sought, to share development costs through potential collaborations;

•	the time and expense required to pursue FDA and/or other regulatory approvals for our products;
•	the time and expense required to prosecute, enforce, defend and/or challenge patent and other IP rights;
•	the costs of operating and maintaining our manufacturing and research facilities;
•	the costs of doing business with third-party vendors, including suppliers, manufacturers, packagers and distributors;
•	the cost of possible licenses or acquisitions of technologies, compounds or product rights or the potential acquisition of other assets, including equipment, facilities or businesses;
•	the costs related to potential litigation, arbitration or other legal proceedings or government requests for information;
•	the costs of defending against potential or actual proxy contests or other activist shareholder actions;
•	the costs associated with the planning for and/or execution of the potential separation of our neuroscience and oncology businesses; and
•	the costs associated with recruiting, compensating and retaining a highly-skilled workforce in an environment where competition for highly-skilled employees is intense.

Certain U.S. holders of our ordinary shares may suffer adverse tax consequences if any of our non-U.S. subsidiaries are characterized as a “controlled foreign corporation”.

In December 2017, the Tax Cuts and Jobs Act was signed into law. This legislation significantly changed U.S. tax law by, among other things, changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation (“CFC”) for taxable years ended December 31, 2017 and onwards. The impact of this change on certain holders of our ordinary shares is uncertain and could be adverse, including potential income inclusions and reporting requirements for U.S. persons (as defined in the Code) who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. The determination of CFC status is complex and includes attribution rules, the application of which are not entirely certain. These changes to the attribution rules relating to the determination of CFC status make it possible that one or more of our non-U.S. subsidiaries will be classified as a CFC. Existing and prospective investors should consult their tax advisers regarding the potential application of these rules to their investments in our securities.

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

At December 31, 2022, we had $37.7 million of amortizable intangible assets and $92.9 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite‑lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Effective January 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct R&D expenses in the year incurred and instead requires taxpayers to capitalize, and subsequently amortize such expenses over five years for research activities conducted in the U.S., and over fifteen years for research activities conducted outside of the U.S. As such, we expect a material decrease in cash flows provided from operations and a material increase in our net deferred tax assets over the next number of years.

Unless the U.S. Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our R&D expenses or the provision is deferred, modified or repealed by the U.S. Congress, there will be a material increase in our U.S. income tax liability over the next number of years.

Our deferred tax assets may not be realized.

As of December 31, 2022, we had $115.6 million of net deferred tax assets in the U.S. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from unforeseen operating events, an enlarged foreign derived intangible income deduction due to the capitalization of R&D expenses, or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock units. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the valuation allowance is recognized and materially adversely affect our financial condition and results of operations.

Furthermore, we have included within our U.S. net deferred tax assets of $115.6 million an amount of $36.4 million relating to employee share-based compensation expense. It is possible that a material portion of this deferred tax asset will not be realized, especially if the price of our ordinary shares remains at its current level (refer to “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of the price of our ordinary shares). Unless the price of our ordinary shares increases, we will incur a deferred tax expense as our U.S.-based employees exercise or forfeit their stock options and their restricted stock unit awards vest. This could materially increase our tax expense and may materially adversely affect our financial condition and results of operations.

The business combination in 2011 of Alkermes, Inc. and the drug technology business (“EDT”) of Elan Corporation, plc may limit our ability to use our tax attributes to offset taxable income, if any, generated from such business combination.

On September 16, 2011, the businesses of Alkermes, Inc. and EDT were combined under Alkermes plc (this combination is referred to as the “Business Combination”). For U.S. federal income tax purposes, a corporation is generally considered tax resident in the place of its incorporation. Because we are incorporated in Ireland, we should be deemed an Irish corporation under these general rules. However, Section 7874 of the Code generally provides that a corporation organized outside the U.S. that acquires substantially all of the assets of a corporation organized in the U.S. will be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes if shareholders of the acquired U.S. corporation own at least 80% (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition by reason of holding stock in the domestic corporation, and the “expanded affiliated group” (as defined in Section 7874) that includes the acquiring corporation does not have substantial business activities in the country in which it is organized.

In addition, Section 7874 provides that if a corporation organized outside the U.S. acquires substantially all of the assets of a corporation organized in the U.S., the taxable income of the U.S. corporation during the period beginning on the date the first assets are acquired as part of the acquisition, through the date which is ten years after the last date assets are acquired as part of the acquisition, shall be no less than the income or gain recognized by reason of the transfer during such period or by reason of a license of property by the expatriated entity after such acquisition to a foreign affiliate during such period, which is referred to as the “inversion gain,” if shareholders of the acquired U.S. corporation own at least 60% (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition by reason of holding stock in the domestic corporation, and the “expanded affiliated group” of the acquiring corporation does not have substantial business activities in the country in which it is organized. If this rule was to apply to the Business Combination, among other things, Alkermes, Inc. would have been restricted in its ability to use the approximately $274.0 million of U.S. federal NOL carryforwards and $38.0 million of U.S. state NOL carryforwards that it had as of March 31, 2011. We do not believe that either of these limitations should apply as a result of the Business Combination. However, the IRS could assert a contrary position, in which case we could become involved in tax controversy with the IRS regarding possible additional U.S. tax liability. If we were to be unsuccessful in resolving any such tax controversy in our favor, we could be liable for significantly greater U.S. federal and state income tax than we anticipate being liable for as a result of the Business Combination, which would place further demands on our cash needs.

Our level of indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In March 2021, we amended and refinanced our then-existing term loan (the “2023 Term Loans”), in order to, among other things, provide for a new class of replacement term loans equal to $300.0 million; extend the due date of the loan from March 26, 2023 to March 12, 2026; amend the interest payable from LIBOR plus 2.25% with no LIBOR floor to LIBOR plus 2.50% with a LIBOR floor of 0.5%; and increase covenant flexibility (such refinancing, the “Term Loan Refinancing” and the 2023 Term Loans as so amended and refinanced, the “2026 Term Loans”). The 2026 Term Loans were also amended to include customary Alternative Reference Rates Committee (“ARRC”) hardwired benchmark replacement language. As of December 31, 2022, our borrowings consisted of $294.8 million outstanding under the 2026 Term Loans.

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

In 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR after 2023. Currently, it is anticipated that LIBOR will be completely phased out by June 30, 2023. The U.S. Federal Reserve, in conjunction with the ARRC, a steering committee comprised of large U.S. financial institutions, has proposed a new index calculated by short term repurchase agreements, backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a paced market transition plan to SOFR. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. The 2026 Term Loans contain customary ARRC hardwired benchmark replacement language to transition from LIBOR to SOFR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates, liquidity, or our access to funding required to operate our business. In addition, SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given SOFR’s very limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness. We are monitoring these transition efforts and, although the 2026 Term Loans contain provisions designed to accommodate an alternate reference rate, we may need to amend these and other contracts to accommodate any replacement rate.

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

In order to finance such transactions, we may require additional funds, and we may seek such funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, monetization of royalty streams or other financing methods or structures. The source, timing and availability of any financings will depend on global economic conditions, credit and financial market conditions, interest rates and other factors. If we issue additional equity securities or securities convertible into equity securities, our shareholders would suffer dilution of their investment, and it may adversely affect the market price of our ordinary shares. In addition, under Irish law, the directors of an Irish public limited company must have specific authority, as approved by the company’s shareholders, to allot and issue any ordinary shares (other than pursuant to employee equity plans) and, if such directors desire to allot and issue ordinary shares for cash, such shares must first be offered on the same or more favorable terms to the company’s existing shareholders on a pro-rata basis, unless this statutory pre-emption right is disapplied by approval of the company’s shareholders. In July 2022, our shareholders authorized our board of directors to allot and issue ordinary shares in an amount equal to approximately 33% of our issued share capital (at the date of such authorization), and to issue ordinary shares for cash on a non-pre-emptive basis in an amount equal to approximately 5% of our issued share capital (at the date of such authorization) or in an amount equal to approximately 10% of our issued share capital (at the date of such authorization) under certain specified circumstances; however, these share issuance authorities were granted for eighteen months only, at which point they lapse unless renewed by our shareholders. If we are unable to obtain renewal of share issuance authorities from our shareholders, or are otherwise limited by the terms of new share issuance authorities approved by our shareholders, our ability to use our authorized but unissued share capital to effect or to fund acquisition or other transaction opportunities, or to otherwise raise capital, could be adversely affected.

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

We conduct a large portion of our business in international markets. For example, we derive a majority of our RISPERDAL CONSTA revenues and all of our FAMPYRA, XEPLION, TREVICTA and BYANNLI revenues from sales in countries other than the U.S., and these sales are denominated in non-U.S. dollar (“USD”) currencies. We also incur substantial operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the euro arising from expenses and payables at our Irish operations that are settled in Euro. Our efforts to mitigate the impact of fluctuating currency exchange rates may not be successful. As a result, currency fluctuations among our reporting currency, USD, and the currencies in which we do business will affect our results of operations, often in unpredictable ways. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for additional information relating to our foreign currency exchange rate risk.

Risks Related to our Ordinary Shares

The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and could decline significantly.

The market price of our ordinary shares has fluctuated significantly from time to time. During the year ended December 31, 2022, the closing price of our ordinary shares on the Nasdaq Global Select Market ranged from $21.94 to $31.87 per share. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and industry factors, our results of operations, our ability to maintain and increase sales of our products, the success of our key development programs, our ability to achieve profitability, and other factors, including the risk factors described in this Annual Report. We have also experienced significant volatility in the market price of our ordinary shares based on our business performance, including in relation to our commercial sales and the financial guidance that we issue for such sales, results from our clinical development programs, and events relating to regulatory actions and interactions related to our product candidates and commercial products. For example, a series of adverse actions by the FDA in 2018 relating to our NDA for ALKS 5461, our investigational product for the treatment of major depressive disorder, caused the market price of our ordinary shares to decline significantly.

In addition, the stock market in general, including the market for biopharmaceutical companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, negative publicity regarding pricing and price increases by pharmaceutical companies, and potential legislation to regulate drug pricing, has negatively impacted, and may continue to negatively impact, the market for biopharmaceutical companies. These broad market and industry factors have harmed, and in the future may harm, the market price of our ordinary shares, regardless of our operating performance.

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

Since 2021, we have engaged in extensive dialogue with principals of Sarissa Capital Offshore Master Fund LP and its affiliates. These engagements and activities related to these engagements required the expenditure of significant time and energy by management and our board of directors.

Proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to perceived uncertainties as to the future direction of the Company or its business that may result in the loss of potential acquisitions, collaborations or in-licensing opportunities and make it more difficult to attract and retain qualified personnel and business partners.

In addition, if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our shareholders.

Any such activist shareholder contests, actions or requests, or the mere public presence of activist shareholders among our shareholder base, could cause the market price of our ordinary shares to experience periods of significant volatility.

Risks Related to Information Security and Data Privacy

Information security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including IP, our proprietary business information and that of our suppliers and partners, as well as personally identifiable information of patients, clinical trial participants and employees. In recent years, we have implemented additional remote work flexibility for certain of our employees who are able to work remotely. Our partners and third-party providers also possess certain of our sensitive data. The secure maintenance of all such information and the secure performance of our information technology (“IT”) systems are critical to our operations and business strategy.

As our dependency on, and the complexity of, our IT systems increases, the confidentiality, integrity and availability of our IT systems and the data that they store is critical to managing our business. While we take prudent measures to secure our IT systems, the risk still exists that such systems may become compromised by successful breaches, malfeasance, human error or technological fault. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. Cyber-attacks have increased in frequency, persistence, sophistication and intensity, often conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, hactivists and organized come). In addition to the extraction of important information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information. Certain types of attacks or breaches on our IT systems or infrastructure may go undetected for a prolonged period. Although to our knowledge we have not experienced any material incident or interruption to date, any breakdown, invasion, corruption, destruction or breach of our, our partners’ or our third-party providers’ technology systems could compromise such IT systems and the information stored there could be accessed, modified, publicly disclosed, lost or stolen, which could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, demands for ransom or other forms of blackmail, disruptions to our development programs or commercial operations, damage to our reputation and adverse effects on our business. We retain cybersecurity insurance to cover costs and expenses related to a breach or similar event; however, there is no guarantee that such costs and expenses would not exceed the insurance that we retain.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 14,600 square feet of corporate office space in Dublin, Ireland, which houses our corporate headquarters. In 2023, we exercised our option to extend the lease term for a four-year period. This extended lease expires in 2027 and does not include an additional tenant option to further extend the term.

We lease two properties in Waltham, Massachusetts. One facility has approximately 180,000 square feet of space and houses corporate offices, administrative areas and laboratories. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period. The second property has approximately 231,000 square feet of office space and laboratory space. This lease, which commenced in January 2020, expires in 2035 and includes a tenant option to extend the term for an additional ten-year period.

We lease approximately 7,000 square feet of corporate office and administrative space in Washington, DC. This lease expires in 2029 and includes a tenant option to extend the term for an additional five-year period.

We own an R&D and manufacturing facility in Athlone, Ireland (approximately 400,000 square feet) and a manufacturing facility in Wilmington, Ohio (approximately 375,000 square feet).

We believe that our current facilities are suitable and adequate for our current and near‑term preclinical, clinical and commercial requirements.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to the discussion under the heading “Litigation” in Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, which discussion is incorporated into this Item 3 by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “ALKS.” There were 103 shareholders of record of our ordinary shares on February 10, 2023. In addition, the last reported sale price of our ordinary shares as reported on the Nasdaq Global Select Market on February 10, 2023 was $27.09.

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

Repurchase of equity securities

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the year ended December 31, 2022. As of December 31, 2022, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million. The 2026 Term Loans include restrictive covenants that impose certain limitations on our ability to repurchase our ordinary shares.

During the three months ended December 31, 2022, we acquired 12,609 of our ordinary shares, at an average price of $23.85 per share, related to the vesting of employee equity awards to satisfy withholding tax obligations.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on February 2, 2023, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

The statements do not constitute tax advice and are intended only as a general guide. Furthermore, this information applies only to our ordinary shares held as capital assets and does not apply to all categories of shareholders, such as dealers in securities, trustees, insurance companies, collective investment schemes and shareholders who acquire, or who are deemed to acquire, their ordinary shares by virtue of an office or employment. The statements are in reference to individuals who are considered non-resident and non-ordinarily resident of Ireland for tax purposes. This summary is not exhaustive and shareholders should consult their own tax advisers as to the tax consequences in Ireland, or other relevant jurisdictions where we operate, including the acquisition, ownership and disposition of ordinary shares.

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

If any shareholder who is resident in the U.S. receives a dividend subject to DWT, they should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.

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

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2017 through December 31, 2022 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2017 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Alkermes	100	54	37	36	42	48
Nasdaq Composite Total Return	100	97	133	192	235	159
Nasdaq Biotechnology Index	100	91	114	144	144	130

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F‑1 of this Annual Report. The following discussion contains forward‑looking statements. Actual results may differ significantly from those projected in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward‑looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report. A detailed discussion of our 2020 financial condition and results of operations, and of 2021 year-over-year changes as compared to 2020, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 16, 2022.

Overview

We have a portfolio of proprietary products that we manufacture, market and sell in the U.S.—VIVITROL, ARISTADA, ARISTADA INITIO and most recently, LYBALVI, which we launched commercially in October 2021. We also earn manufacturing and/or royalty revenues on net sales of products commercialized by our licensees, the most significant of which in 2022 were the long-acting INVEGA products and VUMERITY. We expect VIVITROL, ARISTADA, ARISTADA INITIO, LYBALVI and VUMERITY to generate significant revenues for us in the near‑ and medium‑term as we believe these products are singular or competitively advantaged products in their classes.

In 2022, we incurred an operating loss of $142.3 million, as compared to an operating loss of $29.3 million in 2021. The increase in the operating loss was primarily due to an increase in operating expenses of $51.0 million and a decrease in revenues of $62.0 million. These items are discussed in further detail within the “Results of Operations” section below.

In November 2022, we announced our intent, as approved by our board of directors, to separate our neuroscience business and oncology business. We are exploring a separation of the oncology business into an independent, publicly-traded company as part of an ongoing review of strategic alternatives for the oncology business. Following the planned separation, we would focus on driving growth of our proprietary commercial products: LYBALVI, ARISTADA, ARISTADA INITIO and VIVITROL and on advancing the development of pipeline programs focused on neurological disorders. We also expect to retain manufacturing and royalty revenues related to our licensed products and third-party products using our proprietary technologies under license. Oncology Co. would focus on the discovery and development of cancer therapies, including the continued development of nemvaleukin alfa and our portfolio of novel, preclinical, engineered cytokines. The separation, if consummated, is expected to be completed in the second half of 2023 and is subject to customary closing conditions, including final approval by our board of directors and, if sought, receipt of a private letter ruling from the IRS and/or tax opinion from our tax advisors.

COVID-19 Update

The COVID-19 pandemic has impacted, and may continue to impact, many aspects of society, including the operation of healthcare systems, global travel, supply and labor markets and other business and economic activity worldwide. A number of the marketed products from which we derive revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals, which have been, and may continue to be, adversely impacted to varying degrees as a result of COVID-19 related closures, restrictions, labor shortages and other disruptions that have transpired, and may continue to transpire, while the pandemic persists.

The COVID-19 pandemic has caused, and may continue to cause, varying degrees of disruption to our employees and our business operations. While we have continued to operate our manufacturing facilities and supply our medicines throughout the pandemic, we have at times during the pandemic experienced labor or supply chain disruptions at our manufacturing facilities and may continue to experience such disruptions while the pandemic persists, which could impact our ability to manufacture our products and the third-party products from which we receive revenue in a timely matter or at all. In addition, while we have continued to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

The degree to which the COVID-19 pandemic may continue to impact our employees, business, financial condition and results of operations will depend on the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto. Due to these and numerous other uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on our financial condition and operating results may differ from our current projections. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

Results of Operations

Product Sales, Net

Our product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA, ARISTADA INITIO, and following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net for sales of VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In millions, except for % of Sales)	2022	% of Sales	2021	% of Sales
Product sales, gross	$1,548.9	100.0%	$1,315.1	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(344.0)	(22.2)%	(331.9)	(25.2)%
Chargebacks	(157.2)	(10.2)%	(129.1)	(9.8)%
Product discounts	(124.1)	(8.0)%	(107.0)	(8.1)%
Medicare Part D	(68.1)	(4.4)%	(59.8)	(4.5)%
Other	(77.9)	(5.0)%	(59.9)	(4.6)%
Total adjustments	(771.3)	(49.8)%	(687.7)	(52.2)%
Product sales, net	$777.6	50.2%	$627.4	47.8%

Product sales, net during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(In millions)	2022	2021	Change
VIVITROL	$379.5	$343.9	$35.6
ARISTADA and ARISTADA INITIO	302.1	275.4	26.7
LYBALVI	96.0	8.1	87.9
Product sales, net	$777.6	$627.4	$150.2

VIVITROL product sales, gross, increased by 7% in 2022 which was primarily due to an increase of 2% in the number of VIVITROL units sold and a 6% increase in the selling price of VIVITROL that went into effect in April 2022. ARISTADA and ARISTADA INITIO product sales, gross, increased by 11% in 2022 which was primarily due to an increase of 8% in the number of ARISTADA and ARISTADA INITIO units sold and a 3% increase in the selling price of ARISTADA and ARISTADA INITIO that went into effect in April 2022. The increase in LYBALVI during 2022, as compared to 2021, was due to the product having a full year of sales in 2022 following its commercial launch in October 2021.

The decrease in Medicaid rebates as a percentage of sales was primarily due to actual Medicaid utilization rates related to VIVITROL being lower than original estimates as such rates normalize from initial pandemic levels and due to the increased sales of LYBALVI, which had lower Medicaid utilization than VIVITROL and ARISTADA.

A number of companies are working to develop products to treat addiction, including alcohol and opioid dependence, that may compete with, and negatively impact, future sales of VIVITROL. Increased competition may lead to reduced unit sales of VIVITROL and increased pricing pressure. The latest to expire of our patents covering VIVITROL will expire in 2029 in the U.S. and expired in Europe in 2021. Under the terms of a settlement and license agreement, we granted Amneal a license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances. We are currently engaged in Paragraph IV litigation with certain Teva entities in respect of the last to expire patent covering VIVITROL in the U.S. For a discussion of these legal proceedings, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information regarding the risks relating to these legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Risks Related to our Intellectual Property—We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers”. A number of companies currently market and/or are developing products to treat schizophrenia and/or bipolar I disorder that may compete with and negatively impact future sales of ARISTADA, ARISTADA INITIO and LYBALVI. Increased competition may lead to reduced unit sales of ARISTADA, ARISTADA INITIO and LYBALVI and increased pricing pressure. The latest to expire of our patents covering ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. will expire in 2039, 2039 and 2032, respectively; and, as such, we do not anticipate any generic versions of these products to enter the market in the near term. We expect our product sales, net will continue to grow as VIVITROL continues to penetrate the alcohol dependence and opioid dependence markets in the U.S., as ARISTADA and ARISTADA INITIO continue to gain market share in the U.S., and as we continue the commercial launch of LYBALVI.

Manufacturing and Royalty Revenues

Manufacturing revenue from RISPERDAL CONSTA and VUMERITY are recognized at the point in time that the product has been fully manufactured. Manufacturing revenues for third-party products using our proprietary technologies are mostly recognized over time as products move through the manufacturing process, using an input method based on costs as a measure of progress. Royalties earned on our licensees’ net sales of third-party products using our proprietary technologies are generally recognized in the period such products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In millions)	2022	2021	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$115.7	$303.1	$(187.4)
VUMERITY	115.5	87.4	28.1
RISPERDAL CONSTA	49.9	50.9	(1.0)
Other	50.9	100.4	(49.5)
Manufacturing and royalty revenues	$332.0	$541.8	$(209.8)

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

In November 2021, we received notice of partial termination of our license agreement with Janssen under which we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, and INVEGA HAFYERA/BYANNLI. The partial termination became effective in February 2022, at which time Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. On December 21, 2022, we received the Interim Award for these proceedings from the Tribunal, in which the Tribunal agreed with our position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the term of the agreement. This award is not yet final. We will engage with Janssen and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award. Accordingly, we have not recognized royalty revenue related to U.S. sales of long-acting INVEGA products since February 2022. For additional information regarding the arbitration proceedings with Janssen, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report. For information about risks relating to the notice of partial termination and our collaborative arrangements more broadly, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

The decrease in royalty revenues from the long-acting INVEGA products was primarily due to Janssen’s partial termination of our license agreement related to such products. When the partial termination of the license agreement became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. and we stopped recognizing royalty revenue related to net sales of these products. During 2022, Janssen’s rest of world net sales were $1,426.0 million, as compared to $1,472.0 million during 2021. We expect royalty revenues from net sales of XEPLION, TREVICTA and BYANNLI to decrease over time. The amount, timing and duration of royalty revenues from sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA depend upon the outcome of our dispute with Janssen related to the impact of its partial termination of our license agreement on its obligations to continue to pay us know-how royalties in accordance with the terms of the agreement.

In addition, each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to these legal proceedings, see “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We recognize manufacturing revenue for RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sales of RISPERDAL CONSTA occur. The decrease in revenue from RISPERDAL CONSTA was primarily due to a decrease of $3.2 million in royalty revenue, partially offset by a $2.2 million increase in manufacturing revenue. This decrease in royalty revenue was due to a decrease in end-market sales of RISPERDAL CONSTA, which was $485.0 million during 2022, as compared to $592.0 million during 2021. The increase in manufacturing revenue was primarily due to an increase in the number of units approved for shipment to Janssen. We expect revenues from RISPERDAL CONSTA to decrease over time. The latest to expire patent covering RISPERDAL CONSTA expired in 2021 in the EU and expired in January 2023 in the U.S., and we are aware of potential generic competition for RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure.

We receive a 15% royalty on worldwide net sales of VUMERITY for product manufactured and packaged by us, subject to increases for VUMERITY manufactured and/or packaged by Biogen or its designees, in the period that the end-market sales of VUMERITY occur. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. The increase in revenue from VUMERITY was due to increases of $6.7 million and $21.4 million in manufacturing revenue and royalty revenue, respectively. The increase in manufacturing revenue was due to an increase in the number of packaged batches that were manufactured for Biogen, partially offset by a manufacturing issue related to VUMERITY, which, for a period during 2022, negatively impacted the number of commercial batches we were able to manufacture. The increase in royalty revenue was due to an increase in net sales of VUMERITY, which were $553.4 million during 2022, as compared to $410.0 million during 2021.

The decrease in other manufacturing and royalty revenue was primarily due to the decision from an arbitration panel in October 2022, which found that we must return to Acorda $16.5 million (inclusive of prejudgment interest and administrative fees) previously paid by Acorda under a license agreement between the Company and Acorda. In November 2022, the panel found that we must pay to Acorda an additional $1.8 million (inclusive of prejudgment interest). These amounts represent a portion of the royalty revenue paid to us by Acorda since July 2020 related to AMPYRA. We paid the $16.5 million in October 2022 and paid the additional $1.8 million in December 2022. In addition, during the three months ended June 30, 2022, we had recorded $3.2 million of royalty revenue related to AMPYRA as we believed that we had met the necessary revenue recognition criteria under the Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). However, as a result of the arbitration ruling, we reversed the $3.2 million as the panel found that we were no longer entitled to be paid those royalties. During the three months ended September 30, 2022, we recorded both the approximately $18.3 million in repayments and the $3.2 million reversal as reversals of royalty revenue within “Manufacturing and royalty revenue” in the accompanying consolidated statements of operations and comprehensive loss. As a result of the arbitration ruling, we no longer have a contractual obligation to manufacture and supply AMPYRA or a contractual right to receive future manufacturing or royalty revenue related to AMPYRA. In January 2023, Acorda filed a petition with the U.S. District Court for the Southern District of New York asking the court to confirm in part and modify in part the final arbitral award rendered by the arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. We intend to contest this petition and believe it is without merit.

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

Costs and Expenses

Cost of Goods Manufactured and Sold

	Year Ended December 31,
(In millions)	2022	2021	Change
Cost of goods manufactured and sold	$218.1	$197.4	$20.7

The increase in cost of goods manufactured and sold was primarily due to increases of $6.4 million and $4.8 million, respectively, in the cost of goods manufactured for VUMERITY and RISPERDAL CONSTA and increases of $5.6 million and $10.2 million, respectively, in the cost of goods sold for VIVITROL and LYBALVI. The increases related to VUMERITY and RISPERDAL CONSTA were primarily due to increased manufacturing activity, as discussed above. The increase related to LYBALVI was primarily due to the increase in sales activity, as discussed above. The increase related to VIVITROL was primarily due to an increase in costs incurred for out-of-specification batches, as well as an increase in sales activity, as discussed above.

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

The following table sets forth our external R&D expenses for the years ended December 31, 2022 and 2021 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Year Ended December 31,
(In millions)	2022	2021	Change
External R&D expenses:
Development programs:
nemvaleukin	$77.8	$80.1	$(2.3)
LYBALVI	23.1	26.0	(2.9)
ALKS 1140	3.5	29.3	(25.8)
Other external R&D expenses	76.1	65.7	10.4
Total external R&D expenses	180.5	201.1	(20.6)
Internal R&D expenses:
Employee-related	159.0	148.6	10.4
Occupancy	17.8	19.5	(1.7)
Depreciation	12.0	12.2	(0.2)
Other	24.5	25.1	(0.6)
Total internal R&D expenses	213.3	205.4	7.9
Research and development expenses	$393.8	$406.5	$(12.7)

These amounts are not necessarily predictive of future R&D expenses. In an effort to allocate our spending most effectively, we continually evaluate our products under development based on the performance of such products in preclinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their future potential commercial viability, among other factors.

The decrease in expenses related to nemvaleukin was primarily due to decreased spend on the ARTISTRY-1 study, partially offset by increased spend on the ARTISTRY-7 study. For additional detail on the ARTISTRY development program for nemvaleukin, see “Item 1—Business” in this Annual Report and specifically the section entitled “Key Development Program – nemvaleukin alfa”. The decrease in expenses related to LYBALVI was primarily due to decreased R&D activities for the product in light of its commercial launch in October 2021, partially offset by continued spend on ongoing clinical studies. The decrease in expenses related to ALKS 1140 was primarily due to the termination of the ALKS 1140 clinical development program in the second quarter of 2022, as the initial data did not support further clinical development, and a $25.0 million development milestone in the third quarter of 2021 related to the submission of a clinical trial authorization for ALKS 1140. The increase in other external R&D expenses was primarily due to an increase of $10.2 million related to our early-stage development programs.

The increase in employee-related expense was primarily related to an increase of $5.5 million in labor and benefits, primarily due to increases in recruitment costs and temporary labor and an increase of $3.2 million in R&D-related share-based compensation, primarily due to an increase in the fair value of the awards granted in 2022.

Selling, General and Administrative Expenses

	Year Ended December 31,
(In millions)	2022	2021	Change
Selling and marketing expense	$392.2	$365.9	$26.3
General and administrative expense	213.5	195.1	18.4
Selling, general and administrative expense	$605.7	$561.0	$44.7

The increase in selling and marketing expense was primarily due to a $14.6 million increase in employee-related expenses due to an increase in selling-and-marketing-related salaries and benefits and an increase of $10.0 million in marketing activity related to the commercial launch of LYBALVI.

The increase in general and administrative expense was primarily due to a $9.9 million increase in professional service fees, primarily due to increased spend on legal fees and fees related to the proposed separation of the Company’s oncology business. We also had a $3.5 million increase in our branded prescription drug fee due to an increase in sales of our commercialized products and a $1.9 million increase in travel and expense, primarily due to resuming in-person meetings as travel restrictions loosened.

Amortization of Acquired Intangible Assets

	Year Ended December 31,
(In millions)	2022	2021	Change
Amortization of acquired intangible assets	$36.4	$38.1	$(1.7)

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2022 is expected to be approximately $35.0 million and $1.0 million in the years ending December 31, 2023 and 2024, respectively.

Other Expense, Net

	Year Ended December 31,
(In millions)	2022	2021	Change
Interest income	$7.6	$2.4	$5.2
Interest expense	(13.0)	(11.2)	(1.8)
Change in the fair value of contingent consideration	(21.8)	(1.4)	(20.4)
Other income, net	2.2	0.2	2.0
Total other expense, net	$(25.0)	$(10.0)	$(15.0)

The increase in total other expense, net was primarily due to the change in the fair value of contingent consideration and an increase in interest expense, partially offset by increases in interest income and other income, net. The change in the fair value of the contingent consideration was due to the determination that it was unlikely that we would collect any further contingent consideration proceeds from Baudax Bio, Inc. (“Baudax”), and accordingly, we reduced the fair value of the contingent consideration to zero, as discussed in Note 5, Fair Value, in the “Notes to Consolidated Financial Statements” in this Annual Report. Interest expense consists primarily of interest incurred on our 2026 Term Loans. Interest income consists primarily of interest earned on our available-for-sale investments. The increases in interest income and interest expense were primarily due to increases in interest rates. The increase in interest expense was partially offset by a decrease in certain financing costs related to the Term Loan Refinancing completed in March 2021. The Term Loan Refinancing is discussed in Note 11, Long-Term Debt in the “Notes to Consolidated Financial Statements” in this Annual Report. The increase in other income, net was primarily due to proceeds received in connection with the Company’s investment in Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”) in March 2022, partially offset by the write down of certain construction in progress due to the determination that certain construction in progress related to our agreement with Baudax had no future value, as discussed in Note 7, Property, Plant and Equipment, in the “Notes to Consolidated Financial Statements” in this Annual Report. The Fountain investment is discussed in Note 4, Investments, in the “Notes to Consolidated Financial Statements” in this Annual Report.

Income Tax (Benefit) Provision

	Year Ended December 31,
(In millions)	2022	2021	Change
Income tax (benefit) provision	$(9.0)	$8.9	$(17.9)

The income tax benefit in 2022 was primarily due to an enhanced foreign derived intangible income deduction that resulted from a change to Section 174 of the Tax Cuts and Jobs Act in relation to capitalization and amortization of R&D expenses. The income tax provision in 2021 was primarily due to U.S. federal and state taxes on income earned in the U.S. and the tax impact of employee equity activity. No provision for income tax has been provided on undistributed earnings of our foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of overseas subsidiaries totaled approximately $812.8 million at December 31, 2022. In the event of a repatriation of those earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. We estimate that approximately $55.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

As of December 31, 2022, we had $1.7 billion of Irish NOL carryforwards, $15.1 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $5.7 million of federal R&D credits and $29.0 million of state tax credits which will either expire on various dates through 2042 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of our ordinary shares.

As discussed in “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Changes in tax rules and regulations, or interpretations thereof, may adversely affect our financial condition”, effective in 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. In 2022, this resulted in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations. We expect an impact from this legislative change throughout the amortization period.

In December 2022, the EU agreed to implement a corporate minimum tax rate of 15% on companies with combined annual revenue of at least €750.0 million. The Irish government will be required to transpose these rules into Irish legislation. The new rules are expected to come into effect on January 1, 2024. The Company is currently monitoring these developments and assessing the potential impact.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$208.4	$84.1	$292.5	$88.6	$248.9	$337.5
Investments—short-term	207.6	108.4	316.0	144.5	54.3	198.8
Investments—long-term	70.3	61.3	131.6	163.0	66.4	229.4
Total cash and investments	$486.3	$253.8	$740.1	$396.1	$369.6	$765.7
Outstanding borrowings—short and long-term	$293.3	$—	$293.3	$295.8	$—	$295.8

At December 31, 2022, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$320.6	$—	$(4.6)	$—	$316.0
Investments—long-term available-for-sale	134.6	—	(4.8)	—	129.8
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$457.0	$—	$(9.4)	$—	$447.6

Sources and Uses of Cash

We generated $21.0 million and $101.7 million of cash from operating activities during the years ended December 31, 2022 and 2021, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts provided that we meet certain conditions, including a specified leverage ratio.

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

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months. As discussed above, we made a $25.0 million development milestone payment to the former shareholders of Rodin Therapeutics, Inc. (“Rodin”) during the year ended December 31, 2021. We are obligated to make up to $825.0 million in future payments, $225.0 million of which would be triggered upon achievement of certain specified clinical milestones, $300.0 million of which would be triggered by the achievement of certain regulatory milestones and $325.0 million of which would be triggered upon the attainment of certain sales thresholds. At December 31, 2022, we had not recorded a liability related to these milestone payments as none of the future events that would trigger a milestone payment were considered probable of occurring.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In millions)	2022	2021
Cash and cash equivalents, beginning of period	$337.5	$273.0
Cash flows provided by operating activities	21.0	101.7
Cash flows used in investing activities	(64.4)	(66.2)
Cash flows (used in) provided by financing activities	(1.6)	29.0
Cash and cash equivalents, end of period	$292.5	$337.5

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

The decrease in cash flows provided by operating activities was primarily due to an increase in our net loss of $110.1 million and an increase in cash used for our lease liabilities of $15.3 million related to an early payment of our lease of approximately 231,000 square feet of office and laboratory space located at 900 Winter Street in Waltham, Massachusetts. Please refer to Note 9, Leases, in the “Notes to Consolidated Financial Statements” in this Annual Report for additional information related to such early payment. These were partially offset by an increase in the cash provided by working capital, primarily due to an increase in cash provided by receivables of $63.3 million and from accounts payable and accrued expenses of $4.0 million.

Investing Activities

The decrease in cash flows used in investing activities was primarily due to a $17.4 million decrease in net purchase of investments and a $6.7 million decrease in payments received in connection with the contingent consideration resulting from the Gainesville Transaction, partially offset by a $10.2 million increase in capital expenditures.

We expect to spend approximately $35.0 million to $40.0 million during the year ending December 31, 2023 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for the products that we manufacture and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long‑lived assets to be held and used may not be recoverable.

Financing Activities

The change in cash flows from financing activities was primarily due to $23.6 million in proceeds from the Term Loan Refinancing, which we received in 2021, and a $7.3 million decrease in the amount of cash that we received upon the exercise of employee stock options, net of employee taxes.

Debt

At December 31, 2022, our borrowings consisted of $294.8 million outstanding under the 2026 Term Loans. The 2026 Term Loans bear interest at LIBOR plus 2.5%, with a LIBOR floor of 0.5%. Principal payments of $0.8 million are to be made quarterly through 2025, with a final payment of $285.8 million due in March 2026. Please refer to Note 11, Long‑Term Debt, in the “Notes to Consolidated Financial Statements” in this Annual Report for a discussion of our outstanding term loans.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments based on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

A rollforward of our provisions for sales and allowances is as follows:

(In millions)	Medicaid Rebates	Chargebacks	Product Discounts	Product Returns	Medicare Part D	Other	Total
Balance, December 31, 2020	$182.0	$4.3	$14.4	$23.7	$12.9	$10.0	$247.3
Provision:
Current year	344.3	129.1	107.0	11.4	59.8	49.5	701.1
Prior year	(12.4)	—	—	(1.0)	—	—	(13.4)
Total	331.9	129.1	107.0	10.4	59.8	49.5	687.7
Actual:
Current year	(173.5)	(124.4)	(85.1)	(9.7)	(47.6)	(39.3)	(479.6)
Prior year	(145.0)	(3.4)	(17.8)	—	(10.8)	(10.6)	(187.6)
Total	(318.5)	(127.8)	(102.9)	(9.7)	(58.4)	(49.9)	(667.2)
Balance, December 31, 2021	$195.4	$5.6	$18.5	$24.4	$14.3	$9.6	$267.8
Provision:
Current year	366.1	157.2	124.1	15.9	68.1	58.8	790.2
Prior year	(22.1)	—	—	3.2	—	—	(18.9)
Total	344.0	157.2	124.1	19.1	68.1	58.8	771.3
Actual:
Current year	(186.5)	(149.9)	(103.0)	(13.8)	(51.1)	(48.8)	(553.1)
Prior year	(144.6)	(4.1)	(22.3)	—	(12.9)	(11.6)	(195.5)
Total	(331.1)	(154.0)	(125.3)	(13.8)	(64.0)	(60.4)	(748.6)
Balance, December 31, 2022	$208.3	$8.8	$17.3	$29.7	$18.4	$8.0	$290.5
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

We recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. Control of the product passes to Biogen when VUMERITY, in either bulk or finished form, is made available to Biogen.

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

Research and Development Revenue and License Revenue

Research and development revenue consists of funding that compensates us for formulation, preclinical and clinical testing under research and development arrangements with our partners. We generally bill our partners under such arrangements using a full-time equivalent or hourly rate, plus direct external costs, if any. Revenue is recognized as the obligations under the arrangements are performed.

We recognize revenue from the grant of distinct, right-to-use licenses of IP when control of the license is transferred to our licensee, which is the point in time that the licensee is able to direct the use of and obtain substantially all of the benefits from the license.

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

Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at December 31, 2022, is expected to be approximately $35.0 million and $1.0 million in the years ending December 31, 2023 and 2024, respectively. Although we believe such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying our expectations regarding such future revenues, there is the potential for our actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible asset will change in proportion to the change in revenue.

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

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate the carrying value of the reporting units may not be recoverable. A reporting unit is an operating segment, as defined by GAAP, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2022, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

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

On October 31, 2022, we elected to perform a qualitative impairment test and determined that based on the weight of all available evidence, the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

Contingent Consideration

We record contingent consideration that we are entitled to receive related to the sale of a business at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the achievement of milestones and the corresponding likelihood of receiving related payments. We revalue our contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones, changes in the assumed probability associated with regulatory approval and changes in the probability of collection or default on portions of the contingent consideration due to us.

These fair value measurements are based on significant inputs, including inputs not observable in the market. Significant judgment was employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

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

Although we have seen a significant increase in the number of our investment securities in unrealized loss positions, we do not believe our exposure to liquidity and credit risk to be significant as approximately 47% and 45% of our investments at December 31, 2022 are in corporate debt securities with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively. We have the intent and ability to hold these securities until recovery, which may be at maturity.

At December 31, 2022, our borrowings consisted of $294.8 million outstanding under the 2026 Term Loans. The 2026 Term Loans bear interest at the one-, three- or six-month LIBOR rate of our choosing, plus 2.5% with a 0.5% LIBOR floor. We are currently using the one-month LIBOR rate, which was 4.32% at December 31, 2022. A 10% increase in the one-month LIBOR rate would have increased the amount of interest we owed by approximately $1.3 million. At December 31, 2021, a 10% increase in the three-month LIBOR rate, which was the LIBOR rate in use at the time, would not have increased the amount of interest we owed under this agreement as the LIBOR floor of 0.5% was higher than the then-current LIBOR rate of 0.21% plus 10%.

In 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR after 2023. Currently, it is anticipated that LIBOR will be completely phased out by June 30, 2023. On July 29, 2021, the ARRC, a steering committee comprised of large U.S. financial institutions, formally recommended SOFR as its preferred alternative replacement rate for USD LIBOR. The 2026 Term Loans contain customary ARRC hardwired benchmark replacement language to transition from LIBOR to SOFR. At this time, it is not possible to predict the effect that the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given SOFR’s very limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness. We are monitoring these transition efforts and, although the 2026 Term Loans contain provisions designed to accommodate an alternate reference rate, we may need to amend these and other contracts to accommodate any replacement rate. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows. For a discussion about risks relating to LIBOR, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Discontinuation, reform or replacement of LIBOR and SOFR, or uncertainty related to the potential for any of the foregoing, may adversely affect us.”

Currency Exchange Rate Risk

Manufacturing and royalty revenues that we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the euro. The manufacturing and royalty payments on these non‑U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non‑U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non‑U.S. currencies. For example, if the USD weakens against a non‑U.S. currency, then our revenues will increase given a constant amount of sales in such non‑U.S. currency. For the year ended December 31, 2022, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $1.1 million, as compared to a reduction in revenues of approximately $33.1 million for the year ended December 31, 2021.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the euro arising from expenses and payables at our Irish operations that are settled in euro. The impact of changes in the exchange ratio of the USD and the euro on our USD-denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the euro on operating expenses and payables incurred at our Irish operations that are settled in euro. For the year ended December 31, 2022, an average 10% weakening in the USD relative to the euro would have resulted in an increase to our expenses denominated in euro of approximately $7.5 million, as compared to an increase in our expenses of approximately $8.3 million in the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data

All financial statements required to be filed hereunder are filed as exhibits hereto, are listed under Item 15(a)(1) below and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders.

Item 11. Executive Compensation

The information required by this item (excluding, for clarity, the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

Consolidated Financial Statements—The consolidated financial statements of Alkermes plc, as required by this item, are submitted in a separate section beginning on page F‑1 of this Annual Report, as follows:

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
2.1-1

First Amendment to Purchase and Sale Agreement, dated December 8, 2016 by and among Alkermes Pharma Ireland Limited, Daravita Limited, Eagle Holdings USA, Inc., Recro Pharma, Inc., and Recro Gainesville LLC (assigned by Recro to Baudax Bio, Inc. in November 2019).

		Exhibit 2.1.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 17, 2017
2.1-2

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
2.1-3

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

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
4.1 #	Description of Securities.
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1-1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.1-2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014
10.1-3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1-4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1-5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1-6	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.2-1 *

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
10.2-2 *

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
10.4-1 *

Fourth Amendment to Development Agreement and First Amendment to Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International, Janssen Pharmaceutica Products, L.P. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes, Inc. in July 2006).

		Exhibit 10.4 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.4-2	Addendum to the Manufacturing and Supply Agreement by and among JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated August 1, 2001.	Exhibit 10.4.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
10.4-3

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
10.4-4 *

Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes, Inc. in July 2006).

		Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 30, 2015
10.4-5 *

Fourth Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes, Inc. in July 2006).

		Exhibit 10.9 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.4-6 *

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
10.5-1 *

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
10.6-1 *

Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes, Inc. in July 2006).

		Exhibit 10.7 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.7 *	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.	Exhibit 10.23 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
10.7-1

First Amendment, dated as of July 31, 2003, to the License Agreement by and among Elan Drug Delivery, Inc. (formerly Elan Pharmaceutical Research Corp.) and Elan Pharma International Limited and Janssen Pharmaceutica NV dated March 31, 1999.

		Exhibit 10.24 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
10.7-2 *

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
10.8-1

Amendment No. 2, dated as of February 14, 2013, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto.

		Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	February 19, 2013

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.8-2

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
10.8-3

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
10.8-4

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
10.8-5

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

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 28, 2021
10.9 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH.	Exhibit 10.10 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.9-1 *	First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 3, 2018.	Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.9-2	Second Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of January 31, 2019.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 25, 2019
10.9-3 **	Third Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of October 30, 2019.	Exhibit 10.10.3 of the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 13, 2020
10.9-4 **	Fourth Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen Swiss Manufacturing GmbH, effective as of August 25, 2022.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2022
10.10	Lease, dated March 23, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.10-1	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.10-2	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 25, 2019

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.11 †	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.11-1 †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.11-2 †	Amendment No. 2 to Employment Agreement, dated as of September 10, 2009 by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.12 †

Form of Employment Agreement, as amended by the Form of Amendment to Employment Agreement set forth in 10.12.1, entered into by and between Alkermes, Inc. and each of Blair C. Jackson and Michael J. Landine.

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12-1 †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.13 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008
10.14 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.14-1†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.14-2 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.15 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of the Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.16 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.17†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.17-1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.17-3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.18†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.18-1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	July 7, 2022
10.19-1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19-2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19-3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19-4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19-5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.19-6 †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19-7 †	Form of Non-Employee Director New Director Grant Non-Qualified Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.19-8 †	Form of Non-Employee Director New Director Grant Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.19-9 †#	Form of Incentive Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.19-10 †#	Form of Non-Qualified Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.19-11 †#	Form of Restricted Stock Unit (Time-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.19-12 †#	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
21.1 #	List of subsidiaries.
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
24.1 #	Power of Attorney (included on the signature pages hereto).
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.
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

February 16, 2023

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

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2023

/s/ Iain M. Brown Iain M. Brown	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2023

/s/ Emily Peterson Alva Emily Peterson Alva	Director	February 16, 2023

/s/ Shane M. Cooke Shane M. Cooke	Director	February 16, 2023

/s/ David A. Daglio, Jr.	Director	February 16, 2023
David A. Daglio, Jr.

/s/ Richard B. Gaynor Richard B. Gaynor	Director	February 16, 2023

/s/ Cato T. Laurencin	Director	February 16, 2023
Cato T. Laurencin

/s/ Brian P. McKeon Brian P. McKeon	Director	February 16, 2023

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 16, 2023

/s/ Frank Anders Wilson Frank Anders Wilson	Director	February 16, 2023

/s/ Christopher I. Wright Christopher I. Wright	Director	February 16, 2023

/s/ Nancy J. Wysenski Nancy J. Wysenski	Director	February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Rebate Accruals – Medicaid Drug Rebate Program

As described in Note 2 and Note 10 to the consolidated financial statements, the Company’s revenue from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. As of December 31, 2022, accrued Medicaid rebates were $208.3 million, of which a significant amount related to the Medicaid Drug Rebate Program. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization.

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

February 16, 2023

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$292,473	$337,544
Investments—short-term	315,992	198,767
Receivables, net	287,967	313,193
Inventory	181,418	150,335
Contract assets	8,929	13,363
Prepaid expenses and other current assets	43,527	48,967
Total current assets	1,130,306	1,062,169
PROPERTY, PLANT AND EQUIPMENT, NET	325,361	341,054
INVESTMENTS—LONG-TERM	131,610	229,430
RIGHT-OF-USE ASSETS	115,855	115,627
INTANGIBLE ASSETS, NET	37,680	74,043
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	115,602	81,833
OTHER ASSETS	14,691	27,455
TOTAL ASSETS	$1,963,978	$2,024,484
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$220,089	$208,491
Accrued sales discounts, allowances and reserves	252,115	237,216
Operating lease liabilities—short-term	15,722	16,240
Contract liabilities—short-term	6,816	6,339
Current portion of long-term debt	3,000	3,000
Total current liabilities	497,742	471,286
LONG-TERM DEBT	290,270	292,804
OPERATING LEASE LIABILITIES—LONG-TERM	89,829	104,162
OTHER LONG-TERM LIABILITIES	42,384	43,648
Total liabilities	920,225	911,900
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 168,951,193 and 165,790,549 shares issued; 164,377,009 and 161,937,327 shares outstanding at December 31, 2022 and 2021, respectively	1,690	1,658
Treasury shares, at cost (4,574,184 and 3,853,222 shares at December 31, 2022 and 2021, respectively)	(160,862)	(142,658)
Additional paid-in capital	2,913,099	2,798,325
Accumulated other comprehensive loss	(10,889)	(3,723)
Accumulated deficit	(1,699,285)	(1,541,018)
Total shareholders’ equity	1,043,753	1,112,584
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,963,978	$2,024,484

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$777,552	$627,424	$551,760
Manufacturing and royalty revenues	331,983	541,807	484,000
License revenue	2,000	3,500	1,050
Research and development revenue	260	1,020	1,946
Total revenues	1,111,795	1,173,751	1,038,756
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	218,108	197,387	178,316
Research and development	393,842	406,526	394,588
Selling, general and administrative	605,747	560,977	538,827
Amortization of acquired intangible assets	36,363	38,148	39,452
Total expenses	1,254,060	1,203,038	1,151,183
OPERATING LOSS	(142,265)	(29,287)	(112,427)
OTHER (EXPENSE) INCOME, NET:
Interest income	7,629	2,408	6,960
Interest expense	(13,040)	(11,219)	(8,659)
Change in the fair value of contingent consideration	(21,750)	(1,427)	3,945
Other income, net	2,122	219	13,644
Total other (expense) income, net	(25,039)	(10,019)	15,890
LOSS BEFORE INCOME TAXES	(167,304)	(39,306)	(96,537)
INCOME TAX (BENEFIT) PROVISION	(9,037)	8,863	14,324
NET LOSS	$(158,267)	$(48,169)	$(110,861)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.97)	$(0.30)	$(0.70)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	163,541	160,942	158,803
COMPREHENSIVE LOSS:
Net loss	$(158,267)	$(48,169)	$(110,861)
Holding loss, net of a tax (benefit) provision of $(973), $(706) and $130, respectively	(7,166)	(2,374)	467
COMPREHENSIVE LOSS	$(165,433)	$(50,543)	$(110,394)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022, 2021 and 2020

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	160,489,888	$1,602	$2,586,030	$(1,816)	$(1,381,988)	(2,710,886)	$(118,386)	$1,085,442
Issuance of ordinary shares under employee stock plans	682,122	7	8,366	—	—	—	—	8,373
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	1,097,210	11	(11)	—	—	(397,193)	(7,701)	(7,701)
Share-based compensation	—	—	91,262	—	—	—	—	91,262
Unrealized gain on marketable securities, net of tax provision of $130	—	—	—	467	—	—	—	467
Net loss	—	—	—	—	(110,861)	—	—	(110,861)
BALANCE — December 31, 2020	162,269,220	$1,620	$2,685,647	$(1,349)	$(1,492,849)	(3,108,079)	$(126,087)	$1,066,982
Issuance of ordinary shares under employee stock plans	3,521,329	38	25,281	—	—	—	—	25,319
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(745,143)	(16,571)	(16,571)
Share-based compensation	—	—	87,397	—	—	—	—	87,397
Unrealized loss on marketable securities, net of tax benefit of $706	—	—	—	(2,374)	—	—	—	(2,374)
Net loss	—	—	—	—	(48,169)	—	—	(48,169)
BALANCE —December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584
Issuance of ordinary shares under employee stock plans	3,160,644	32	19,598	—	—	—	—	19,630
Receipt of Alkermes' shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(720,962)	(18,204)	(18,204)
Share-based compensation	—	—	95,176	—	—	—	—	95,176
Unrealized loss on marketable securities, net of tax benefit of $973	—	—	—	(7,166)	—	—	—	(7,166)
Net loss	—	—	—	—	(158,267)	—	—	(158,267)
BALANCE —December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,267)	$(48,169)	$(110,861)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	77,862	78,652	81,854
Share-based compensation expense	94,254	87,622	90,164
Deferred income taxes	(32,795)	5,081	9,985
Change in the fair value of contingent consideration	21,750	1,427	(3,945)
Other non-cash charges	5,531	2,650	2,514
Changes in assets and liabilities:
Receivables	25,250	(38,011)	(18,050)
Contract assets	4,434	6,037	(6,015)
Inventory	(31,021)	(24,769)	(22,933)
Prepaid expenses and other assets	(5,328)	11,481	4,022
Right-of-use assets	16,569	17,051	17,336
Accounts payable and accrued expenses	15,534	11,514	(14,375)
Accrued sales discounts, allowances and reserves	14,899	18,339	64,975
Contract liabilities	(7,129)	(6,080)	(4,924)
Operating lease liabilities	(33,225)	(16,777)	(16,273)
Other long-term liabilities	12,726	(4,333)	9,368
Cash flows provided by operating activities	21,044	101,715	82,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(38,255)	(28,020)	(42,219)
Proceeds from the sale of equipment	—	287	643
Proceeds from contingent consideration	1,273	7,937	3,886
Return of Fountain Healthcare Partners II, L.P. investment	485	—	2,751
Payment made for licensed Intellectual Property ("IP")	—	(1,000)	—
Purchases of investments	(309,671)	(340,418)	(229,543)
Sales and maturities of investments	281,627	295,010	253,001
Cash flows used in investing activities	(64,541)	(66,204)	(11,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	19,630	25,319	8,373
Employee taxes paid related to net share settlement of equity awards	(18,204)	(16,571)	(7,701)
Proceeds from the issuance of long-term debt	—	23,567	—
Payment made for debt extinguishment	—	(993)	—
Principal payments of long-term debt	(3,000)	(2,250)	(2,843)
Cash flows (used in) provided by financing activities	(1,574)	29,072	(2,171)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,071)	64,583	69,190
CASH AND CASH EQUIVALENTS—Beginning of period	337,544	272,961	203,771
CASH AND CASH EQUIVALENTS—End of period	$292,473	$337,544	$272,961
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$13,563	$6,904	$8,288
Cash paid for taxes	$20,749	$1,888	$620
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,950	$6,025	$2,420

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alkermes plc (the “Company”) is a fully integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop and commercialize, both with partners and on its own, pharmaceutical products that are designed to address unmet medical needs of patients in the fields of neuroscience and oncology. Alkermes has a portfolio of proprietary commercial products focused on alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder and a pipeline of product candidates in development for neurological disorders and cancer. Headquartered in Dublin, Ireland, the Company has a research and development (“R&D”) center in Waltham, Massachusetts; R&D and manufacturing facilities in Athlone, Ireland; and a manufacturing facility in Wilmington, Ohio.

On November 2, 2022, the Company announced its intent, as approved by its board of directors, to separate its neuroscience business and oncology business. The Company is exploring a separation of the oncology business into an independent, publicly- traded company (referred to herein as “Oncology Co.”) as part of an ongoing review of strategic alternatives for the oncology business. Following the planned separation, the Company would retain its focus on driving growth of its proprietary commercial products: LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, and advancing the development of pipeline programs focused on neurological disorders. The Company also expects to retain manufacturing and royalty revenues related to its licensed products and third-party products using its proprietary technologies under license. Oncology Co. would focus on the discovery and development of cancer therapies, including the continued development of nemvaleukin alfa and the Company’s portfolio of novel, preclinical engineered cytokines. The separation, if consummated, is expected to be completed in the second half of 2023 and is subject to customary closing conditions, including final approval by the Company’s board of directors and, if sought, receipt of a private letter ruling from the IRS and/or tax opinion from the Company’s tax advisors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassification

The Company reclassified certain prior year amounts on the consolidated balance sheet to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities or shareholders’ equity.

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

Investments

The Company has investments in various types of securities, consisting primarily of United States (“U.S.”) government and agency obligations, corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2022, substantially all these investments were classified as available-for-sale and were recorded at fair value.

Unrealized gains and losses are included in accumulated other comprehensive loss in equity, net of related tax, in accumulated other comprehensive loss unless: (i) the security has experienced a credit loss; (ii) the Company has determined that it has the intent to sell the security; or (iii) it has determined that it is more likely than not that the Company will have to sell the security before its expected recovery. Periodic reviews are conducted to identify and evaluate each investment that has an unrealized loss in accordance with the meaning of other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. At December 31, 2022, the Company’s financial assets consisted of cash equivalents, investments and contingent consideration and are classified within the fair value hierarchy as follows:

•

Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2022 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account;

•

Level 2–these valuations are based on quoted prices for identical or similar assets in active markets or other market observable inputs such as interest rates, yield curves, foreign currency spot rates and option pricing valuation models. Assets utilizing Level 2 inputs at December 31, 2022 included U.S. government agency debt securities, debt securities issued by non-U.S. agencies and backed by non-U.S. governments and investments in corporate debt securities that are trading in the credit markets; and

•

Level 3–these valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. At December 31, 2022, no assets utilized Level 3 inputs.

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

Contingent Consideration

The Company records contingent consideration it is entitled to receive related to the sale of a business at fair value on the acquisition date. The Company estimates the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the likelihood of achievement of milestones and the corresponding likelihood of receiving related payments. The Company revalues its contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the amount and timing of cash flows, changes in the assumed achievement and timing of any development and sales-based milestones, changes in the assumed probability associated with regulatory approvals and changes in the probability of collection or default of portions of the contingent consideration due to the Company.

These fair value measurements are based on significant inputs, including inputs not observable in the market. Significant judgment was employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2015, the Company sold its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to IV/IM and parenteral forms of Meloxicam to Recro Pharma, Inc. (“Recro”) and Recro Gainesville LLC (such transaction the “Gainesville Transaction”). The Gainesville Transaction included in the purchase price contingent consideration tied to low double digit royalties on net sales of the IV/IM and parenteral forms of Meloxicam and any other product with the same active ingredient as Meloxicam IV/IM that is discovered or identified using certain of the Company’s IP to which Recro was provided a right of use, through license or transfer, pursuant to the Gainesville Transaction (such products, the “Meloxicam Products”), and milestone payments upon the achievement of certain regulatory and sales milestones related to the Meloxicam Products. In the third quarter of 2022, the Company determined that certain construction in progress related to the manufacture of ANJESO®, the first approved Meloxicam Product, was impaired, as it had no alternative future use. See Note 7, Property, Plant and Equipment, within the “Notes to Consolidated Financial Statements” in this Annual Report for details related to such construction in progress.

In the fourth quarter of 2022, the Company determined that an impairment triggering event occurred related to an arbitration panel’s ruling relative to the Company’s manufacturing and royalty revenue arrangement with Acorda related to AMPYRA®. Following this triggering event, the Company evaluated certain of its intangible assets for impairment under a held-and-used model. The Company concluded in this instance that the long-lived assets evaluated for impairment were recoverable based on an analysis of the undiscounted cash flows to be generated from the use of these assets and that there was no impact to the remaining useful lives of these assets.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Collaborative Arrangements

The Company has entered into collaboration agreements with pharmaceutical companies including, among others, Janssen Pharmaceuticals, Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”) related to INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI (the “long-acting INVEGA products”) and RISPERDAL CONSTA®, and Biogen Swiss Manufacturing GmbH (together with its affiliates, “Biogen”) related to VUMERITY®. Substantially all of the products developed under these arrangements are currently being marketed as approved products for which the Company receives payments for manufacturing services and/or royalties on net product sales.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen, to the extent the Company packages such product, then also when packaged batches of VUMERITY are made available to Biogen. Control of the product passes to Biogen when VUMERITY, in either bulk or finished form, is made available to Biogen.

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

License Revenue

The Company recognizes revenue from the grant of distinct, right-to-use licenses of IP when control of the license is transferred to the licensee, which is the point in time that the licensee is able to direct the use of and obtain substantially all of the benefits from the license.

Receivables, net

Receivables, net, include amounts billed and amounts unbilled but currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company’s unbilled receivable balance was $72.0 million and $127.6 million at December 31, 2022 and 2021, respectively, and related primarily to royalty revenue. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was approximately $0.2 million at December 31, 2022 and 2021, respectively.

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time, except for $5.0 million of consideration related to the Company’s collaboration with Biogen related to VUMERITY, which was included in contract assets at December 31, 2021 and transferred to receivables, net, as the milestone related to such amount was achieved in November 2022. The manufacturing-related amounts included in the contract assets table below are classified as “Current assets” in the accompanying consolidated balance sheets, as they related to manufacturing processes that are completed in ten days to eight weeks.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2021	$19,401
Additions	30,609
Transferred to receivables, net	(36,647)
Contract assets at December 31, 2021	$13,363
Additions	42,218
Transferred to receivables, net	(46,652)
Contract assets at December 31, 2022	$8,929

Contract Liabilities

The Company’s contract liabilities consist of contractual obligations related to deferred revenue.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2021	$23,909
Additions	—
Amounts recognized into revenue	(6,079)
Contract liabilities at December 31, 2021	$17,830
Additions	6,769
Amounts recognized into revenue	(7,514)
Amounts recognized into other income, net	(6,384)
Contract liabilities at December 31, 2022	$10,701

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022, 2021 and 2020, the Company recorded a gain of $0.7 million, a loss of $0.3 million and a gain of $2.4 million, respectively, on foreign currency translation.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies and pharmaceutical wholesalers account for the majority of the Company’s receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
Janssen	*	15%	30%	30%	30%	33%
Biogen	19%	13%	11%	10%	*	*
Cardinal Health	24%	24%	17%	20%	16%	21%
AmerisourceBergen	18%	14%	13%	11%	11%	10%
McKesson	12%	16%	11%	13%	*	14%

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2022, 2021 or 2020, as noted.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location, as determined by the location of the customer, and the location of its assets, are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenue by region:
U.S.	$931,991	$984,235	$838,995
Ireland	1,829	2,175	3,233
Rest of world	177,975	187,341	196,528
Assets by region:
Current assets:
U.S.	$702,564	$485,083	$662,615
Ireland	427,742	577,086	448,356
Rest of world	—	—	—
Long-term assets:
U.S.:
Other	$529,002	$591,217	$472,999
Ireland:
Intangible assets	$37,680	$74,043	$111,191
Goodwill	92,873	92,873	92,873
Other	174,117	204,182	161,696

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

Advertising costs are expensed as incurred. During the years ended December 31, 2022, 2021 and 2020, advertising costs totaled $41.4 million, $38.9 million and $25.5 million, respectively.

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

Time-Based Stock Options

Except as otherwise provided in the applicable Plan, stock option grants to employees expire ten years from the date of grant and generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed with the Company during the applicable vesting period. Except as otherwise provided in the applicable Plan, annual stock option grants to non-employee directors expire ten years from the grant date and generally vest over a one-year period provided that the director continues to serve on the Company’s board of directors through the vesting date. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share‑based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each stock option grant was estimated on the grant date with the following weighted‑average assumptions:

Year Ended December 31,
	2022	2021	2020
Expected option term	5 - 8 years	5 - 7 years	5 - 7 years
Expected stock volatility	43% - 51%	43% - 54%	47% - 54%
Risk-free interest rate	1.83% - 4.26%	0.67% - 1.46%	0.24% - 1.69%
Expected annual dividend yield	—	—	—

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

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.‑based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2022, 2021 and 2020, the Company contributed $15.3 million, $14.6 million and $14.7 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland‑based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to a maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2022, 2021 and 2020, the Company contributed $5.1 million, $5.2 million and $4.4 million, respectively, in contributions to the Defined Contribution Plan.

Risks and Uncertainties

The COVID-19 pandemic has impacted, and may continue to impact, many aspects of society, including the operation of healthcare systems, global travel, supply and labor markets and other business and economic activity worldwide. A number of the marketed products from which the Company derives revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals, which have been, and the Company expects may continue to be, adversely impacted to varying degrees as a result of COVID-19 related closures restrictions, labor shortages and other disruptions that have transpired, and may continue to transpire, while the pandemic persists.

The COVID-19 pandemic has caused, and the Company expects may continue to cause, varying degrees of disruption to its employees and business operations. While the Company has continued to operate its manufacturing facilities and supply its medicines throughout the pandemic, the Company has at times during the pandemic experienced labor or supply chain disruptions at its manufacturing facilities and may continue to experience such disruptions while the pandemic persists, which could impact the Company’s ability to manufacture its products and the third-party products from which it receives revenue in a timely matter or at all. In addition, while the Company has continued to conduct R&D activities, including its ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of its early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. The Company works with its internal teams, its clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on its manufacturing operations and R&D activities.

The degree to which the COVID-19 pandemic may continue to impact the Company’s employees, business, financial condition and results of operations will depend on the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto. Due to these and numerous other uncertainties surrounding the ongoing COVID-19 pandemic, the actual impact of the pandemic on the Company’s financial condition and operating results may differ from its current projections. For additional information about risks

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and uncertainties related to the COVID-19 pandemic that may impact the Company’s business, financial condition or results of operations, see “Part I, Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “—Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2022, 2021 and 2020, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
VIVITROL	$379,478	$343,853	$310,722
ARISTADA and ARISTADA INITIO	302,052	275,356	241,038
LYBALVI	96,022	8,215	—
Total product sales, net	$777,552	$627,424	$551,760

During the years ended December 31, 2022, 2021 and 2020, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2022
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$115,655	$115,655
VUMERITY	32,493	83,003	115,496
RISPERDAL CONSTA	42,670	7,243	49,913
Other	37,211	13,708	50,919
	$112,374	$219,609	$331,983

	Year Ended December 31, 2021
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$303,106	$303,106
VUMERITY	25,808	61,614	87,422
RISPERDAL CONSTA	40,413	10,456	50,869
Other	39,407	61,003	100,410
	$105,628	$436,179	$541,807

	Year Ended December 31, 2020
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products (1)	$—	$274,200	$274,200
VUMERITY	8,848	13,693	22,541
RISPERDAL CONSTA	56,893	14,468	71,361
Other	53,293	62,605	115,898
	$119,034	$364,966	$484,000

(1)	“Long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

In October 2022, an arbitration panel found that the Company must return to Acorda $16.5 million (inclusive of prejudgment interest and administrative fees) previously paid by Acorda under a license agreement between the Company and Acorda and in November 2022, the panel found that the Company must pay to Acorda an additional $1.8 million (inclusive of prejudgment interest). These amounts represent a portion of the royalty revenue paid to the Company by Acorda since July 2020 related to AMPYRA. The Company paid the $16.5 million in October 2022 and paid the additional $1.8 million in December 2022. In addition, during the three months ended June 30, 2022, the Company had recorded $3.2 million of royalty revenue related to AMPYRA as the Company believed that it had met the necessary revenue recognition criteria under the Financial Accounting Standards Board Accounting

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). However, as a result of the arbitration ruling, the Company reversed the $3.2 million as the panel found that the Company was no longer entitled to be paid those royalties. During the three months ended September 30, 2022, the Company recorded both the $18.3 million in repayments and the $3.2 million reversal as reversals of royalty revenue within “Manufacturing and royalty revenue” in the accompanying consolidated statements of operations and comprehensive loss. As a result of the arbitration ruling, the Company no longer has a contractual obligation to manufacture and supply AMPYRA or a contractual right to receive future manufacturing or royalty revenue related to AMPYRA. In January 2023, Acorda filed a petition with the U.S. District Court for the Southern District of New York asking the court to confirm in part and modify in part the final arbitral award rendered by the arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. The Company intends to contest this petition and believe it is without merit.

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen. Under this license agreement, the Company provided Janssen with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which it used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI. When the partial termination became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. and the Company stopped recognizing royalty revenue related to net sales of these products in the U.S. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of the license agreement and Janssen’s royalty and other obligations under the agreement. On December 21, 2022, the Company received an interim award (the “Interim Award”) in these proceedings from the arbitral tribunal (the “Tribunal”), in which the Tribunal agreed with the Company’s position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the terms of the agreement. This award is not yet final. The Company will engage with Janssen and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award. Accordingly, the Company has not recognized royalty revenue related to U.S. sales of the long-acting INVEGA products since February 2022. Refer to Note 17, Commitments and Contingent Liabilities within the “Notes to Consolidated Financial Statements” in this Annual Report for additional information regarding the arbitration proceedings with Janssen.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
December 31, 2022	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$145,421	$—	$(432)	$(2,054)	$142,935
U.S. government and agency debt securities	143,710	16	(266)	(1,289)	142,171
Non-U.S. government debt securities	31,452	—	(20)	(546)	30,886
Total short-term investments	320,583	16	(718)	(3,889)	315,992
Long-term investments:
Available-for-sale securities:
Corporate debt securities	68,229	—	(1,550)	(676)	66,003
U.S. government and agency debt securities	62,220	—	(917)	(1,424)	59,879
Non-U.S. government debt securities	4,099	—	—	(191)	3,908
	134,548	—	(2,467)	(2,291)	129,790
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	136,368	—	(2,467)	(2,291)	131,610
Total investments	$456,951	$16	$(3,185)	$(6,180)	$447,602

December 31, 2021
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$85,201	$177	$(39)	$—	$85,339
U.S. government and agency debt securities	45,349	35	(24)	—	45,360
Non-U.S. government debt securities	68,046	75	(53)	—	68,068
Total short-term investments	198,596	287	(116)	—	198,767
Long-term investments:
Available-for-sale securities:
Corporate debt securities	111,793	—	(654)	—	111,139
U.S. government and agency debt securities	81,296	—	(517)	—	80,779
Non-U.S. government debt securities	35,902	—	(210)	—	35,692
	228,991	—	(1,381)	—	227,610
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	230,811	—	(1,381)	—	229,430
Total investments	$429,407	$287	$(1,497)	$—	$428,197

At December 31, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued by non-U.S. agencies and backed by non-U.S. governments. At December 31, 2022, 280 of the Company’s 289 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $422.7 million. Approximately 47% and 45% of the Company’s investment securities at December 31, 2022 are in corporate debt securities, with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and debt securities issued by the U.S. government or its agencies, respectively. In a rising interest rate environment, the Company expects its fixed-rate investment securities will carry unrealized losses. In making the determination whether the decline in fair value of these securities was other-than-temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis.  The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

In September 2019, the Company purchased $1.9 million of convertible promissory notes from Synchronicity Pharma, Inc. (“Synchronicity”), a related party. The notes were due to mature on the earlier of June 30, 2021, the closing of a preferred equity financing, the closing of a merger, business combination or sale of stock resulting in Synchronicity’s stockholders owning less than 50% of the surviving entity, or an event of default. During the years ended December 31, 2021 and 2020, the Company recorded an other-than-temporary credit loss of $0.9 million and $1.0 million, respectively, against the value of this investment and at December

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2021, this investment was fully impaired. The losses were recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive loss.

In January 2022, the Company purchased $0.5 million of convertible promissory notes from Synchronicity that matured on the earlier of September 30, 2022, the closing of a preferred equity financing, the closing of a merger, business combination or sale of stock resulting in Synchronicity’s stockholders owning less than 50% of the surviving entity, or an event of default. During the year ended December 31, 2022, the Company determined there was an other-than-temporary loss related to this investment in Synchronicity and the $0.5 million was recorded within “Other income, net” in the accompanying consolidated statements of operations and comprehensive loss.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of December 31, 2022, the Company’s total contribution in Fountain was equal to €7.4 million, and its commitment represented approximately 7% of the partnership’s total funding. The Company is accounting for its investment in Fountain under the equity method.

During the year ended December 31, 2020, two of the companies within the Fountain portfolio were acquired by third parties. The Company’s proportional share of the proceeds from these transactions was $11.1 million, of which $10.4 million was received during the year ended December 31, 2020 and the remaining $0.7 million was received during the year ended December 31, 2021. The transactions were accounted for under the cumulative earnings approach whereby the return on investment of $8.3 million was recorded as a gain within “Other income, net” in the accompanying consolidated statements of operations and comprehensive loss and the return of investment of $2.8 million was recorded as a reduction in the Company’s net investment in Fountain.

During the three months ended March 31, 2022, one of the companies within the Fountain portfolio was acquired by a third party. The Company’s proportional share of the proceeds from this transaction was $1.1 million, of which $1.0 million was received during the three months ended March 31, 2022 and the remaining $0.1 million is being held in escrow until May 2023. The transaction was accounted for under the cumulative earnings approach whereby the return on investment of $0.6 million was recorded as a gain within “Other income, net” in the accompanying consolidated statements of operations and comprehensive loss and the return of investment of $0.5 million was recorded as a reduction in the Company’s net investment in Fountain. The Company’s net investment in Fountain was $7.9 million and $6.1 million at December 31, 2022 and 2021, respectively, and was included within “Other assets” in the accompanying consolidated balance sheets.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded an increase in its investment in Fountain of $1.8 million, a decrease of $0.4 million and an increase of $0.3 million, respectively, which represented the Company’s proportional share of Fountain’s net gains or losses for such periods.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Proceeds from the sales and maturities of investments	$281,627	$295,010	$253,001
Realized gains	$—	$34	$76
Realized losses	$529	$977	$977

The Company’s available‑for‑sale and held‑to‑maturity securities at December 31, 2022 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$318,592	$313,994	$1,820	$1,820
After 1 year through 5 years	136,539	131,788	—	—
Total	$455,131	$445,782	$1,820	$1,820

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,857	$19,857	$—	$—
U.S. government and agency debt securities	202,050	168,639	33,411	—
Corporate debt securities	208,938	—	208,938	—
Non-U.S. government debt securities	34,794	—	34,794	—
Total	$465,639	$188,496	$277,143	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$126,139	$96,597	$29,542	$—
Corporate debt securities	196,478	—	196,478	—
Non-U.S. government debt securities	103,760	—	103,760	—
Contingent consideration	23,048	—	—	23,048
Total	$449,425	$96,597	$329,780	$23,048

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the year ended December 31, 2022. The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at December 31, 2022:

(In thousands)	Fair Value
Balance, January 1, 2022	$23,048
Purchase of corporate debt security	500
Change in the fair value of contingent consideration	(21,750)
Milestone and royalty payments received by the Company related to contingent consideration	(1,298)
Impairment of corporate debt security	(500)
Balance, December 31, 2022	$—

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

In November 2019, Recro Pharma, Inc. (“Recro”) spun out its acute care segment to Baudax Bio, Inc. (“Baudax”), a publicly-traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

In Baudax’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, Baudax continued to include disclosures regarding its ability to continue as a going concern, which first appeared in its Annual Report on Form 10-K for the period ended December 31, 2021. In March 2022, Baudax reduced its workforce by approximately 80%, which was designed to reduce its operational expenses and conserve its cash resources. As a result of these events and the fact that, as of March 31, 2022, Baudax had only paid $0.5 million of the $6.4 million milestone payment that was due to the Company in March 2022, the Company recorded a reduction in the fair value of the contingent consideration of $19.1 million during the three months ended March 31, 2022. In light of Baudax’s disclosures and the fact that, as of September 30, 2022, Baudax had only paid $1.2 million of the $6.4 million that was due to the Company in March 2022, the Company determined, during the three months ended September 30, 2022, that it was unlikely to collect any further proceeds under this arrangement and recorded a $3.6 million charge to reduce the fair value of the contingent consideration to zero within “Change in the fair value of contingent consideration”. In addition, during the three months ended September 30, 2022, the Company determined that certain construction in progress related to the manufacture of ANJESO had no future value. See Note 7, Property, Plant and Equipment, within the “Notes to Consolidated Financial Statements” in this Annual Report for details related to such construction in progress.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2022, Baudax announced that it would discontinue the sale of ANJESO and on December 28, 2022, the U.S. Food and Drug Administration (“FDA”) acknowledged the discontinuation of sale of ANJESO via listing in the Orange Book.

The estimated fair value of the Company’s long-term debt under the 2026 Term Loans (as defined in Note 11, Long-Term Debt within these “Notes to Consolidated Financial Statements” in this Annual Report), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $278.9 million and $285.8 million at December 31, 2022 and 2021, respectively.

6. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Raw materials	$61,064	$56,125
Work in process	76,228	59,105
Finished goods(1)	44,126	35,105
Total inventory	$181,418	$150,335

(1)	At December 31, 2022 and 2021, the Company had $30.9 million and $25.1 million, respectively, of finished goods inventory located at its third‑party warehouse and shipping service provider.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Land	$6,560	$6,560
Building and improvements	195,144	192,920
Furniture, fixtures and equipment	418,448	398,099
Leasehold improvements	54,152	52,526
Construction in progress	84,715	86,512
Subtotal	759,019	736,617
Less: accumulated depreciation	(433,658)	(395,563)
Total property, plant and equipment, net	$325,361	$341,054

Depreciation expense was $41.7 million, $40.5 million and $42.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Also, during the years ended December 31, 2022, 2021 and 2020, the Company wrote off furniture, fixtures and equipment that had an approximate carrying value of $0.5 million, $0.1 million and less than $0.1 million, respectively, at the time of disposition.

Amounts included as construction in progress in the consolidated balance sheets primarily include capital expenditures at the Company’s manufacturing facility in Wilmington, Ohio. The Company continues to evaluate its manufacturing capacity based on expectations of demand for its products and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service. The Company expects that approximately $44.3 million of construction in progress will be placed into service in the second half of 2023. The Company continues to periodically evaluate whether facts and circumstances indicate that the carrying value of its long‑lived assets to be held and used may not be recoverable.

In September 2022, the Company determined that $8.7 million of its construction in progress that related to the manufacture of ANJESO had no future value. The Company had previously received $6.4 million from Baudax related to such equipment which it had recorded as contract liabilities within “Other long-term liabilities” in the accompanying consolidated balance sheets and the net amount of $2.3 million was written off through “other income, net” in the accompanying consolidated statements of operations and comprehensive loss.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consists of the following:

		December 31, 2022			December 31, 2021
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873	$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(435,887)	$29,703	$465,590	$(407,012)	$58,578
Capitalized IP	11-13	118,160	(110,183)	7,977	118,160	(102,695)	15,465
Total		$583,750	$(546,070)	$37,680	$583,750	$(509,707)	$74,043

The Company’s finite‑lived intangible assets consist of collaborative agreements and the NanoCrystal and oral controlled release technologies acquired as part of the EDT acquisition. The Company recorded $36.4 million, $38.1 million and $39.5 million of amortization expense related to its finite‑lived intangible assets during the years ended December 31, 2022, 2021 and 2020, respectively. Based on the Company’s most recent analysis, amortization of intangible assets included within its consolidated balance sheets at December 31, 2022 is expected to be approximately $35.0 million and $1.0 million in the years ending December 31, 2023 and 2024, respectively. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

The Company performed its annual goodwill impairment test as of October 31, 2022. The Company elected to perform a qualitative impairment test and based on the weight of all available evidence, determined that the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

9. LEASES

All of the Company’s leases are accounted for as operating leases. The Company’s two significant operating leases at December 31, 2022 include the following:

900 Winter Street

The Company leases approximately 231,000 square feet of office and laboratory space located at 900 Winter Street in Waltham, Massachusetts (the “900 Winter Street Lease”). The initial term of the lease commenced on January 20, 2020, expires in 2035 and includes an option to extend the term for an additional ten-year period.

In December 2022, the Company exercised an early payment option included within the terms of the 900 Winter Street Lease. The election of such early payment option resulted in a remeasurement of the remaining lease liability and right-of-use asset as of the remeasurement date of December 1, 2022 of $12.8 million. Subsequently, the Company made the early lease payment of $15.3 million in December 2022. As of December 31, 2022, the remeasurement and subsequent payment resulted in an increase in the right-of-use asset of $12.8 million and a net decrease in the lease liability of $2.5 million.

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

At December 31, 2022 and 2021, the operating leases held by the Company had a weighted average incremental borrowing rate of 5.25% and 5.25%, respectively, and a weighted average remaining lease term of 8.9 years and 11.7 years, respectively. During the years ended December 31, 2022, 2021 and 2020, cash paid for amounts included for the measurement of lease liabilities was $33.2 million, $16.8 million and $16.3 million, respectively. The Company recorded operating lease expense of $16.6 million, $17.1 million and $17.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future lease payments under non-cancelable leases as of December 31, 2022 consisted of the following:

December 31,
(In thousands)	2022
2023	$16,665
2024	16,608
2025	16,855
2026	12,767
2027	9,506
Thereafter	69,474
Total operating lease payments	$141,875
Less: imputed interest	(36,324)
Total operating lease liabilities	$105,551

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Accounts payable	$32,843	$55,721
Accrued compensation	79,085	77,256
Accrued other	108,161	75,514
Total accounts payable and accrued expenses	$220,089	$208,491

A summary of the Company’s current provision for sales discounts, allowances and reserves is as follows:

	December 31,	December 31,
(In thousands)	2022	2021
Medicaid rebates	$208,332	$195,413
Product discounts	13,204	14,951
Medicare Part D	18,409	14,348
Other	12,170	12,504
Total accrued sales discounts, allowances and reserves	$252,115	$237,216

11. LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,	December 31,
(In thousands)	2022	2021
2026 Term Loans, due March 12, 2026	$293,270	$295,804
Less: current portion	(3,000)	(3,000)
Long-term debt	$290,270	$292,804

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

The 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The 2026 Term Loans include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The 2026 Term Loans also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at December 31, 2022.

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

Scheduled maturities with respect to the 2026 Term Loans are as follows (in thousands):

Year Ending December 31:
2023	$3,000
2024	3,000
2025	3,000
2026	285,750
Total	$294,750

The Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the 2026 Term Loans, are met. To date, the Company has not been required to make any such mandatory prepayments.

At December 31, 2022, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $0.5 million and $1.0 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the 2026 Term Loans using the effective interest method. During each of the years ended December 31, 2022, 2021 and 2020, the Company had amortization expense of $0.5 million, $0.5 million and $0.7 million, respectively, related to deferred financing costs and original issue discount.

12. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the years ended December 31, 2022, 2021 and 2020, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and restricted stock unit awards, as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents were not included in the net loss per share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock options	12,777	14,794	15,274
Restricted stock unit awards	5,040	3,981	3,279
Total	17,817	18,775	18,553

13. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 16, 2011, the Company’s board of directors authorized the continuation of the Alkermes, Inc. share repurchase program to repurchase up to $215.0 million of the Company’s ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. At December 31, 2022, approximately $101.0 million was available to repurchase ordinary shares pursuant to the repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the years ended December 31, 2022 and 2021, the Company did not acquire any ordinary shares under the repurchase program.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHARE‑BASED COMPENSATION

Share‑Based Compensation Expense

The following table presents share‑based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of goods manufactured and sold	$10,284	$9,175	$8,430
Research and development	27,941	24,877	26,408
Selling, general and administrative	56,029	53,570	55,326
Total share-based compensation expense	$94,254	$87,622	$90,164

During the years ended December 31, 2022, 2021 and 2020, $3.3 million, $2.3 million and $2.6 million, respectively, of share‑based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

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

On July 7, 2022, the Company’s shareholders approved an amended version of the Alkermes plc 2018 Stock Option and Incentive Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 8.3 million. At December 31, 2022, there were 12.9 million ordinary shares available for issuance in the aggregate under the 2018 Plan. The 2018 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to‑1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2022	16,747,819	$34.02
Granted	3,164,468	$25.39
Exercised	(1,108,772)	$17.70
Expired	(660,093)	$48.03
Forfeited	(546,461)	$22.75
Outstanding, December 31, 2022	17,596,961	$33.32
Exercisable, December 31, 2022	10,138,673	$40.52

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $12.62, $10.09 and $9.52, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $11.6 million, $8.3 million and $2.0 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022, there were 7.2 million stock options expected to vest with a weighted average exercise price of $23.46 per share, a weighted average contractual remaining life of 8.2 years with an aggregate intrinsic value of $24.8 million. At December 31, 2022, the aggregate intrinsic value of stock options exercisable was $14.8 million with a weighted average remaining contractual term of 4.6 years. The number of stock options expected to vest was determined by applying the pre‑vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At December 31, 2022, there was $32.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. Included within the outstanding stock option balances at December 31, 2022 consisted of 382,200 performance-based stock options that were granted in 2019 and valued using a Monte Carlo simulation model. The weighted average grant date fair value of such performance-based stock options was $16.78. The unrecognized compensation cost related to these performance-based stock options was less than $0.1 million at December 31, 2022 and is included in the unrecognized compensation cost noted above.

Time‑Based Restricted Stock Unit Awards

A summary of time-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2022	6,322,685	$23.38
Granted	3,031,864	$25.27
Vested	(2,051,872)	$26.45
Forfeited	(677,255)	$22.96
Unvested, December 31, 2022	6,625,422	$23.34

The weighted average grant date fair value of time‑vesting RSUs granted during the years ended December 31, 2022, 2021 and 2020 were $25.27, $20.83 and $20.22, respectively. The total fair value of time-vesting RSUs that vested during the years ended December 31, 2022, 2021 and 2020, was $54.3 million, $56.3 million and $45.9 million, respectively.

At December 31, 2022, there was $62.4 million of total unrecognized compensation cost related to unvested time-vesting RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

Performance-Based Restricted Stock Unit Awards

In February 2022, 2021 and 2020, the compensation committee of the Company’s board of directors approved awards of performance-based RSUs to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and/or R&D performance criteria to be assessed over a performance period of three years from the date of the grant, and subject, at the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2022	877,862	$23.20
Granted	517,683	$30.73
Forfeited	(45,911)	$24.46
Vested	—	$—
Unvested, December 31, 2022	1,349,634	$26.05

The weighted average grant date fair value of performance-based RSUs granted during the years ended December 31, 2022, 2021 and 2020 were $30.73, $23.09 and $23.43, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2022, 2021 and 2020 were none, $4.2 million and none, respectively. At December 31, 2022, there was $5.1 million of unrecognized compensation cost related to the performance-based RSUs, which would be recognized in accordance with the terms of the award when the Company deems it probable that the performance criteria will be met. The unvested awards will expire if it is determined that the performance criteria have not been met during the applicable three-year performance period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Item 1— Business” of this Annual Report for information with respect to IP protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2022, 2021 and 2020 is summarized in Note 3, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

The Company’s significant collaborative arrangements are described below:

Janssen

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen. Under this license agreement, the Company provided Janssen with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, and INVEGA HAFYERA/BYANNLI. When the partial termination became effective in February 2022, Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. and the Company stopped recognizing royalty revenue related to net sales of these products. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. On December 21, 2022, we received the Interim Award in these proceedings from the Tribunal, in which the Tribunal agreed with our position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the term of the agreement. This award is not yet final. We will engage with Janssen and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award. Accordingly, the Company has not recognized royalty revenue related to U.S. sales of the long-acting INVEGA products since February 2022. For additional information about these proceedings, see Note 17, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

Under this license agreement, the Company granted Janssen a worldwide exclusive license under the Company’s NanoCrystal technology to develop, commercialize and manufacture injectable pharmaceutical products containing paliperidone palmitate, which include the long-acting INVEGA products, and the Company received milestone payments from Janssen upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. The agreement also provides for tiered royalty payments between 5% and 9% of net sales of products subject to this agreement in each country where the license is in effect, with the exact royalty percentage determined based on aggregate worldwide net sales. The tiered royalty payments consist of a patent royalty and a know‑how royalty, both of which are determined on a country‑by‑country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents claiming the product in such country. The know‑how royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know‑how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from first commercial sale of a product in each individual country, subject to expiry of the agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement, unless earlier terminated, terminates upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non‑exclusive, royalty‑free license to develop, manufacture and commercialize the products, subject to certain surviving obligations.

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

Biogen

Under a license and collaboration agreement with Biogen, the Company granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under the agreement.

Under this license and collaboration agreement, the Company received an upfront cash payment and milestone payments related to the achievement of certain milestones, including FDA approval of the NDA for VUMERITY and amendment of the license and collaboration agreement. The Company is also eligible to receive additional payments upon achievement of certain milestones, including milestones relating to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

In addition, the Company receives a 15% royalty on worldwide net sales of VUMERITY, subject to increases for VUMERITY manufactured and/or packaged by Biogen or its designees, and subject to, under certain circumstances, minimum annual payments for the first five years following FDA approval of VUMERITY. The Company is also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products and the minimum annual payments for VUMERITY are subject to customary reductions, as set forth in the license and collaboration agreement.

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer and subject to good faith agreement by the parties on the terms of such manufacturing arrangements. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the license and collaboration agreement with Biogen, pursuant to which Biogen has elected to conduct a technology transfer and, following a transition period, assume responsibility for the manufacture (itself or through a designee) of clinical supplies of VUMERITY and up to 100% of commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of that portion of product that is manufactured by Biogen or its designee.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

16. INCOME TAXES

The Company’s (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current income tax provision:
U.S. federal	$18,105	$2,700	$2,943
U.S. state	5,653	1,079	1,396
Rest of world	—	3	—
Deferred income tax (benefit) provision:
U.S. federal	(28,123)	5,908	9,876
U.S. state	(4,672)	(827)	109
Ireland	—	—	—
Total tax (benefit) provision	$(9,037)	$8,863	$14,324

The income tax benefit in 2022 was primarily due to an enhanced foreign derived intangible income deduction as a result of a change to Section 174 of the Tax Cuts and Jobs Act in relation to capitalization and amortization of R&D expenses. The income tax provisions in 2021 and 2020 were primarily due to U.S. federal and state taxes on income earned in the U.S. and the tax impact of employee equity activity.

No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of U.S. subsidiaries totaled approximately $812.8 million at December 31, 2022. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $55.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

The distribution of the Company’s loss before income taxes by geographical area consists of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Ireland	$(183,828)	$(54,070)	$(138,070)
U.S.	16,524	14,764	41,599
Rest of world	—	—	(66)
Loss before income taxes	$(167,304)	$(39,306)	$(96,537)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s net deferred tax assets consist of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Deferred tax assets:
NOL carryforwards	$238,128	$222,508
Research and development expenses	66,464	—
Accrued expenses and reserves	55,755	52,308
Share-based compensation	41,075	40,455
Tax credits	22,932	58,704
Other	9,993	7,758
Less: valuation allowance	(271,517)	(249,112)
Total deferred tax assets	162,830	132,621
Deferred tax liabilities:
Property, plant and equipment	(46,274)	(50,187)
Other	(1,502)	(1,150)
Total deferred tax liabilities	(47,776)	(51,337)
Net deferred tax assets	$115,054	$81,284

The activity in the valuation allowance associated with deferred taxes consists of the following:

(In thousands)	Balance at Beginning of Period	(Additions) / Reductions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2020	$(242,059)	$(11,590)	$(253,649)
Deferred tax asset valuation allowance for the year ended December 31, 2021	$(253,649)	$4,537	$(249,112)
Deferred tax asset valuation allowance for the year ended December 31, 2022	$(249,112)	$(22,405)	$(271,517)

(1)	The (additions)/reductions in each of the periods presented relate primarily to Irish NOLs.

At December 31, 2022, the Company maintained a valuation allowance of $25.7 million against certain U.S. state deferred tax assets and $245.8 million against certain Irish deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the remaining valuation allowances could be released in part or in whole. If the Company incurs losses in the U.S. in the future, the evaluation of the recoverability of the U.S. deferred tax assets could change and a valuation allowance against the U.S. deferred tax assets may be required in part or in whole.

As of December 31, 2022, the Company had $1.7 billion of Irish NOL carryforwards, $1

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.1 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards, $5.7 million of federal R&D credits and $29.0 million of state tax credits which will either expire on various dates through 2042 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based upon changes in the ownership of the Company's ordinary shares. Included within these loss and credit carryforwards are $15.1 million of U.S. federal NOL carryforwards and $6.8 million of state NOL carryforwards, acquired as part of the acquisition of Rodin, each of which are subject to a $0.5 million annual limitation.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2022	2021	2020
Statutory tax rate	12.5%	12.5%	12.5%

Loss before income taxes at statutory rate	$(20,913)	$(4,913)	$(12,067)

Share-based compensation	4,461	7,841	8,972
Foreign rate differential(1)	(2,122)	5,811	7,798
Change in valuation allowance	21,455	(4,537)	11,590
Intercompany amounts(2)	(1,694)	10,707	6,234
Irish rate differential(3)	4,926	1,817	2,511
Uncertain tax positions	602	704	811
Non-deductible lobbying expenses	775	637	683
U.S. state income taxes, net of U.S. federal benefit	598	248	1,298
In-process R&D(4)	—	2,724	332
Foreign derived intangible income	(10,405)	(3,875)	(3,125)
R&D credit	(7,863)	(8,488)	(11,198)
Other permanent items(5)	1,143	187	485
Income tax (benefit) provision	$(9,037)	$8,863	$14,324

Effective tax rate	5.4%	(22.5)%	(14.8)%

(1)	Represents income or losses of U.S. subsidiaries, subject to tax at a rate other than the Irish statutory rate.
(2)	Intercompany amounts include cross-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company's consolidated loss before taxes.
(3)	Represents income or losses of Irish companies subject to tax at a rate other than the Irish statutory rate.
(4)	Represents the tax effect of the research and development expense recorded in connection with the acquisition of Rodin.
(5)	Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses and non-deductible compensation of senior officers of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2019	$6,857
Additions based on tax positions related to prior periods	15
Additions based on tax positions related to the current period	796
Balance, December 31, 2020	$7,668
Reductions based on tax positions related to prior periods	(27)
Additions based on tax positions related to the current period	731
Balance, December 31, 2021	$8,372
Reductions based on the lapse of applicable statues of limitations	(438)
Additions based on tax positions related to prior periods	449
Additions based on tax positions related to the current period	590
Balance, December 31, 2022	$8,973

The unrecognized tax benefits at December 31, 2022, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2022, 2021 and 2020, the Company's accrued interest and penalties related to uncertain tax positions were not material.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2019 through 2022 fiscal years remain subject to examination by the respective tax authorities, however, some states have longer statutes of limitations and additional fiscal years remain subject to examination. In Ireland, the 2018 through 2022 fiscal years remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 2002 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

The years ended December 31, 2018 and 2017 for Alkermes Finance S.à.r.l, a former indirect subsidiary of Alkermes plc that was liquidated during the year ended December 31, 2020, are currently under examination by the Tax Authorities in Luxembourg (the “LTA”). In November 2022, the Company received a notice of assessment in the amount of €2.2 million for the year ended December 31, 2017 from the LTA. The Company disagrees with this assessment and believes this assessment to be incorrect. The Company will timely appeal the notice of assessment and pursue available administrative and judicial avenues as may be necessary or appropriate. As of December 31, 2022, the Company had not received a notice of assessment from the LTA in relation to the year ended December 31, 2018.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2022, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

Janssen Arbitration Proceedings

In April 2022, Alkermes Pharma Ireland Limited commenced binding arbitration proceedings to settle, among other things, whether, notwithstanding Janssen Pharmaceutica N.V.’s partial termination of two license agreements with the Company, Janssen Pharmaceutica has a continuing obligation to pay royalties on sales in the U.S. of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA. The request for arbitration seeks, among other remedies, a declaration that Janssen Pharmaceutica N.V. is in breach of the license agreements and a resumption of royalty payments for sales of the relevant products in the U.S. On December 21, 2022, the Company received the Interim Award in these proceedings from the Tribunal. In the Interim Award, the Tribunal agreed with the Company’s position that, while Janssen Pharmaceutica N.V. may terminate the agreements, it may not continue to sell Products (as defined in the agreements) developed during the term of the agreements without paying royalties pursuant to the terms of the respective agreements. The Company will engage with Janssen Pharmaceutica N.V. and the Tribunal in additional proceedings prior to the Tribunal’s issuance of a final award. The arbitration is to be conducted pursuant to the Institute for Conflict Prevention and Resolution (CPR) Rules for Non-Administered Arbitration.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”) and in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in the U.S. District Court for the District of Delaware in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit, which were consolidated in January 2022 (the “Teva Appeal”). A trial has been scheduled in the Tolmar Lawsuit for October 2023. The Pharmascience Lawsuit was administratively terminated in July 2022, pending the outcome of the Teva Appeal. The Company is not a party to any of these proceedings.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica N.V., Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC, initiated a patent infringement lawsuit in the NJ District Court against Mylan Labs, Mylan, and Mylan Institutional LLC following the filing by Mylan Labs of an ANDA seeking approval from the FDA to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693. Requested judicial remedies include recovery of litigation costs and injunctive relief. A bench trial concluded on December 9, 2022. The Company is not a party to this proceeding.

VIVITROL ANDA Litigation

In September 2020, Alkermes, Inc. and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the NJ District Court against Teva and Teva PI following the filing by Teva of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VIVITROL (naltrexone for extended-release injectable suspension) before the expiration of the Company’s U.S. Patent No. 7,919,499. A bench trial, adjourned from its prior scheduled start date due to COVID-19, is now scheduled to begin on February 16, 2023. The Company intends to vigorously defend its IP.

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and federal governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

Product Liability and Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities, including product liability cases alleging that the FDA-approved VIVITROL labeling was inadequate and caused the users of the product to suffer from opioid overdose and death. The Company intends to vigorously defend itself in these matters. In addition, on January 10, 2023, Acorda filed a petition with the U.S. District Court for the Southern District of New York asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. The Company intends to contest this petition and believes it is without merit. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing proceedings would have a material adverse effect on the Company’s business or financial condition.

Purchase Commitments

The Company has open purchase orders for plant and equipment as part of its normal course of business. At December 31, 2022, the Company’s open purchase orders were $9.9 million for capital commitments.