Form 10-K/A
period 2022-12-31
Alkermes plc.
filed 2023-04-26
CIK 1520262

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

As of April 21, 2023, 166,121,384 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission File Number 001-35299), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2023 (the “2022 Annual Report”). The principal purpose of this Amendment is to amend Part III of the 2022 Annual Report to include the information that was intended to be incorporated therein by reference to the registrant’s definitive proxy statement for its 2023 annual general meeting of shareholders, and to update certain of the information included on the cover page of the 2022 Annual Report and in Item 15 and the Exhibit Index of the 2022 Annual Report. This Amendment hereby amends the cover page, Part III (Items 10 through 14) and Part IV (Item 15) of the 2022 Annual Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2022 Annual Report. This Amendment does not reflect events occurring after the filing of the 2022 Annual Report (i.e., those events occurring after February 16, 2023) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2022 Annual Report and the registrant’s other filings with the SEC.

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

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. These risks, assumptions and uncertainties, and other material risks to our business are discussed in “Part I, Item 1A—Risk Factors” in the 2022 Annual Report.  In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Amendment might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Amendment, which speak only as of the date of this Amendment. All subsequent written and oral forward-looking statements concerning the matters addressed in this Amendment and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Note Regarding Trademarks

We are the owner of various United States (“U.S.”) federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, Alkermes Inspiration Grants®, ARISTADA®, ARISTADA INITIO®, LYBALVI® and VIVITROL®. KEYTRUDA® is a registered trademark of Merck Sharp & Dohme Corp. Other trademarks, trade names and service marks appearing in this Amendment are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Amendment are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Emily Peterson Alva
Age: 48

Experience: Ms. Alva is an experienced financial, strategic and business advisor to founders, boards and leadership teams of notable companies globally. Over more than two decades, she has advised large public and private companies facing complex strategic decisions, and has led the resulting mergers and acquisitions (“M&A”) and transactions that followed. Ms. Alva previously served as an investment banker at Lazard, a global leader in financial and M&A advisory work, where she worked from 1997 to 2013, most recently as an M&A Partner. During her Lazard tenure and in the years since, Ms. Alva has worked with boards experiencing growth, transition or turmoil and led them through business, financial and strategic evaluations and complex transactions ranging from M&A, capital structure optimization, capital deployment and balance sheet management, capital raising, financial restructurings and turnarounds, asset and portfolio evaluations and business repositionings aligned with value creation and risk mitigation for stakeholders. Today Ms. Alva is a Strategic Advisor to the Chief Executive Officer and the board of directors of Constellis, a defense contractor and provider of global security solutions, a role she has held since 2021. Ms. Alva currently serves on the boards of directors of Amneal Pharmaceuticals, a public pharmaceutical company, Robotic Research, LLC, a private autonomous technology company, and the Mission Society of New York City, a landmark nonprofit. Ms. Alva received a B.A. in Economics from Barnard College, Columbia University.

Qualifications and Skills: Ms. Alva brings to our Board M&A expertise with unique experience leading complex transactions and evaluations for boards and leadership teams of companies. The Board benefits from her financial, business development, transactional and strategic expertise, her experience serving on public and private company boards and her experience and insights in a variety of corporate governance matters.

Director since: May 2021* Current Public Company Boards: Amneal Pharmaceuticals, Inc. (NYSE: AMRX) since May 2018
* Ms. Alva was appointed to the Board in connection with an agreement entered into between the Company and shareholder Elliott Advisors (UK) Limited and its affiliates in December 2020.

Shane M. Cooke
Age: 60

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
Age: 56

Experience: Mr. Daglio most recently served as a non-executive director of Mellon Investments Corporation, a global investment manager (“Mellon”), from 2019 to January 2020 and as Executive Vice President, Chief Investment Officer and Executive Director of Mellon from 2017 to 2019. He also served as Mellon’s head of Opportunistic Value Strategies. Since joining Mellon in 1998, Mr. Daglio worked with institutional clients and boards around the world, managed numerous investors and grew portfolio assets by more than five-fold, and helped to design, launch, and manage a unique equity investing approach. Prior to his investing career, Mr. Daglio was a management consultant at Deloitte and an engineer for The Dannon Company. He previously served as a director of The Boston Company and Mellon. Mr. Daglio also previously served on the board of directors of Total Brain Ltd., a publicly-traded neuroscience software company, from January 2020 to December 2022 prior to its acquisition by SonderMind Inc. Mr. Daglio earned a bachelor’s degree in mechanical engineering from Rensselaer Polytechnic Institute and a Master of Business Administration from New York University’s Stern School of Business.

Qualifications and Skills: Mr. Daglio brings to our Board a seasoned institutional investment management perspective and strong management and leadership experience. The Board benefits from his experience in portfolio management, value creation, and transactional matters, and from his service on other boards of directors, including his prior service on the board of directors and remuneration committee of Total Brain Ltd.

Director since: December 2020 Current Public Company Boards: None

Richard B. Gaynor, M.D.
Age: 73

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
Age: 64

Experience: Dr. Laurencin is the University Professor and Albert and Wilda Van Dusen Distinguished Endowed Professor of Orthopaedic Surgery at the University of Connecticut (“UConn”), where he also serves as Professor of Chemical and Biomolecular Engineering, Professor of Materials Science and Engineering and Professor of Biomedical Engineering. He has been a professor at UConn since 2008. Dr. Laurencin is a practicing surgeon and serves as the Chief Executive Officer of The Cato T. Laurencin Institute for Regenerative Engineering. Dr. Laurencin previously served as Vice President for Health Affairs and Dean of the School of Medicine at UConn. Dr. Laurencin is a pioneer in the field of regenerative engineering, and an expert in biomaterials science, stem cell technology and nanotechnology. He currently serves on the board of directors of MiMedx Group, Inc., a public company focused on advanced wound care and therapeutic biologics. Dr. Laurencin received his B.S.E. degree in chemical engineering from Princeton University, his Ph.D. in biochemical engineering and biotechnology from the Massachusetts Institute of Technology, and his M.D. from Harvard Medical School.

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

Brian P. McKeon
Age: 61

Experience: Since 2014, Mr. McKeon has served as the Executive Vice President, Chief Financial Officer, and Treasurer of IDEXX Laboratories, Inc. (“IDEXX”), a public multinational corporation providing products and services in the veterinary, livestock and poultry, dairy and water testing markets. He leads IDEXX’s finance and investor relations functions and, since June 2019, has overseen IDEXX’s livestock, water and human diagnostics businesses. Mr. McKeon served on the board of directors of IDEXX from 2003 to 2013, including serving as Chair of its Audit Committee and as a member of its Compensation Committee. Prior to joining IDEXX, Mr. McKeon served as Executive Vice President and Chief Financial Officer of Iron Mountain Incorporated from 2007 to 2013 and as Executive Vice President and Chief Financial Officer of Timberland Company from 2000 to 2007. Prior to these roles, he held several finance and strategic planning roles at PepsiCo Inc., serving most recently as Vice President, Finance, at Pepsi-Cola, North America. Mr. McKeon previously served as a director of athenahealth, Inc. from September 2017 to February 2019. Mr. McKeon holds a bachelor’s degree in accounting from the University of Connecticut and an MBA with high distinction from Harvard University.

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
Age: 61

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

Qualifications and Skills: Mr. Pops’ qualifications for our Board include his leadership experience, business judgment and deep industry knowledge. As a senior executive of Alkermes, he provides in-depth knowledge of the Company derived from leading our day-to-day operations. His ongoing involvement as a board member of BIO and PhRMA brings to the organization extensive knowledge of the current state of the pharmaceutical industry and the policy issues impacting healthcare today. As a Co-Chair of BIO’s Regulatory Environment Committee, and a member of its Health Section Governing Board, and as a member of PhRMA’s U.S. Food and Drug Administration (“FDA”) and Biomedical Research Committee, Mr. Pops is an influential industry leader on FDA regulatory policy issues, including recent Prescription Drug User Fee Act reauthorizations. Mr. Pops has also played a leadership role in the industry in identifying pathways to allow patient voices to be incorporated into the drug development and approval process, which is a fundamental principle on which we operate our business.

Director since: September 2011 Current Public Company Boards: Neurocrine Biosciences, Inc. (Nasdaq: NBIX) since 1998

Nancy L. Snyderman, M.D.
Age: 71

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

Qualifications and Skills: Dr. Snyderman’s experiences as a veteran healthcare journalist, a practicing physician, and an executive at a pharmaceutical company, as well as her roles in academia and as advisor to policy organizations, make her uniquely qualified for our Board. The Board benefits from her expert insight into the intersection of healthcare policy, public relations and journalism from the perspective of both a practitioner and an academic.

Director since: May 2016

Current Public Company Boards:

Axonics, Inc. (Nasdaq: AXNX) since April 2019

Lyra Therapeutics, Inc. (Nasdaq: LYRA) since October 2020

Future Health ESG Corp. (Nasdaq: FHLT) since September 2021

Frank Anders “Andy” Wilson
Age: 64

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

Director since: September 2019 Current Public Company Boards: Cabot Corporation (NYSE: CBT) since September 2018 Novanta Inc. (Nasdaq: NOVT) since May 2021

Christopher I. Wright, M.D., Ph.D.
Age: 57

Experience: Since February 2023, Dr. Wright has served as Chief Medical Officer, Head of Translational Research at Ring Therapeutics (“Ring”), a company focused on revolutionizing gene therapy with its commensal virome platform. Prior to joining Ring, Dr. Wright served as Senior Vice President, Chief Medical Officer of AavantiBio, Inc., a company focused on development of precision gene therapies for the treatment of debilitating diseases, from May 2021 through its acquisition by Solid Biosciences Inc. in December 2022. From April 2019 to March 2021, Dr. Wright served as Senior Vice President, Chief Medical Officer of Cyclerion Therapeutics, Inc. (“Cyclerion”), a publicly-traded spin-off from Ironwood Pharmaceuticals, Inc. (“Ironwood”), where he led global development functions across therapeutic areas. From March 2017 to April 2019, Dr. Wright served as Senior Vice President, Chief Development Officer of Ironwood. Prior to that, Dr. Wright served as Senior Vice President, Chief Medical Officer of Axcella Health Inc. and Senior Vice President of Global Medicines Development and Affairs at Vertex Pharmaceuticals Incorporated, where he led global development functions across therapeutic areas. Dr. Wright was previously an Associate Professor of Neurology at Harvard Medical School and was a practicing neurologist at Brigham and Women’s Hospital for 20 years. He currently serves as a Scientific Advisor for Cyclerion. Dr. Wright earned his A.B. in Biochemical Sciences from Harvard University, his M.D. in Medicine and Neuroscience from Harvard Medical School, his Ph.D. in Neuroanatomy from Vrije Universiteit and his MMSc. in Clinical Investigation from Harvard Medical School.

Qualifications and Skills: Dr. Wright is a highly accomplished scientific and medical leader in the academic and biopharmaceutical communities with nearly three decades of drug development, clinical and medical research experience in diseases of the central nervous system. The Board benefits from his significant expertise in the field of neuroscience, his extensive service in executive leadership positions at publicly-traded companies overseeing global drug development functions across therapeutic areas, including regulatory affairs, clinical development and operations, and pharmaceutical development, and securing approval of new therapies, and his background as a practicing neurologist.

Director since: May 2022 Current Public Company Boards: None

Nancy J. Wysenski
Age: 65

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

Name	Age	Position
Iain M. Brown	54	Senior Vice President, Chief Financial Officer
David J. Gaffin	51	Executive Vice President, Chief Legal Officer and Chief Compliance Officer*
Craig C. Hopkinson, M.D.	55	Executive Vice President, Research and Development and Chief Medical Officer
Blair C. Jackson	50	Executive Vice President, Chief Operating Officer
Michael J. Landine	69	Senior Vice President, Corporate Development and Chief Risk Officer
C. Todd Nichols	54	Senior Vice President, Chief Commercial Officer
Richard F. Pops	61	Chief Executive Officer and Chairman of the Board

*  Mr. Gaffin also serves as Secretary of the Company.

Information about the number of our ordinary shares beneficially owned by our executive officers, directly and indirectly, appears in the section entitled “Ownership of the Company’s Ordinary Shares” beginning on page 54 of this Amendment.

Executive Officer Biographical Information

Richard F. Pops Chief Executive Officer and Chairman of the Board
Appointment to Current Position(s): September 2011

Experience: Prior to assuming his current positions, Mr. Pops served as Chief Executive Officer of Alkermes, Inc. from February 1991 to April 2007 and as Chief Executive Officer and President from September 2009 to September 2011. Mr. Pops currently serves on the boards of directors of Neurocrine Biosciences, Inc., a publicly-traded biotechnology company, BIO and PhRMA. He previously served on the boards of directors of Acceleron Pharma, Inc., a publicly-traded biotechnology company, from 2004 to December 2019; Epizyme, Inc., a publicly-traded biotechnology company, from 2008 to October 2020; and the National Health Council, a nonprofit organization, from 2016 to December 2019. Mr. Pops also previously served on the advisory board of Polaris Venture Partners and as a member of the Harvard Medical School Board of Fellows through June 2012.

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

David J. Gaffin Executive Vice President, Chief Legal Officer and Chief Compliance Officer; Secretary of Alkermes plc
Appointment to Current Position(s): July 2022

Experience: Prior to assuming his current positions, Mr. Gaffin served as Senior Vice President, Chief Legal Officer and Chief Compliance Officer of Alkermes, Inc. and Secretary of the Company from March 2018 to July 2022. Prior to that, Mr. Gaffin served as Senior Vice President and Chief Legal Officer of Alkermes, Inc. and Secretary of the Company from December 2017 to March 2018; Senior Vice President and Chief Legal Officer of Alkermes, Inc. from May 2016 to December 2017; Vice President, U.S. General Counsel of Alkermes, Inc., from January 2014 to May 2016; and Vice President, Deputy General Counsel of Alkermes, Inc. from October 2011 to January 2014; and prior to that in roles of increasing responsibility since joining Alkermes, Inc. in 2005. Prior to joining Alkermes, Mr. Gaffin held the role of Assistant General Counsel at Biogen Inc., where he provided legal counsel on product-related matters and collaboration and licensing transactions.

Craig C. Hopkinson, M.D. Executive Vice President, Research and Development and Chief Medical Officer
Appointment to Current Position(s): January 2020

Experience: Prior to assuming his current positions, Dr. Hopkinson was our Chief Medical Officer, and Senior Vice President of Medicines Development and Medical Affairs of Alkermes, Inc. from February 2018 to January 2020, and Chief Medical Officer and Senior Vice President of Clinical Development and Medical Affairs of Alkermes, Inc. from May 2017 to February 2018. Prior to joining Alkermes, Dr. Hopkinson served as Senior Vice President of Clinical Development and Head of Global Medical Affairs at Vertex Pharmaceuticals Incorporated, a global biopharmaceutical company, from July 2014 until May 2017. Prior to that, Dr. Hopkinson held various executive management positions at Eisai Pharmaceuticals, including President Eisai Value Maximization Systems from January 2013 to July 2014 and President and Chief Medical Officer of the Frontier Product Creation Unit from October 2011 to December 2012. Dr. Hopkinson has extensive experience in research and development, medical affairs, and interactions with the FDA. Dr. Hopkinson served on the board of directors of Albireo Pharma, Inc., a publicly-traded biopharmaceutical company, from December 2022 through its acquisition by Ipsen in March 2023.

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

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of the Company’s directors, employees and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Business Conduct and Ethics meets the requirements of a “code of ethics” (as defined in the regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act) and a “code of conduct” (as defined in the Nasdaq Rules). A current copy of this Code of Business Conduct and Ethics is available on the Corporate Governance page of the Investors section of our website at www.alkermes.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements, on our website. A copy of our Code of Business Conduct and Ethics may also be obtained, free of charge, upon request directed to: Alkermes Investor Relations, Connaught House, 1 Burlington Road, Dublin 4, Ireland, D04 C5Y6.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This “Compensation Discussion and Analysis” section discusses our executive compensation policies and arrangements as they relate to the following executive officers of the Company, referred to as our “named executive officers” or “NEOs”, for 2022:

Named Executive Officer	Position
Richard F. Pops	Chief Executive Officer and Chairman of the Board
Iain M. Brown	Senior Vice President, Chief Financial Officer
David J. Gaffin	Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary
Craig C. Hopkinson, M.D.	Executive Vice President, Research and Development and Chief Medical Officer
Blair C. Jackson	Executive Vice President, Chief Operating Officer

Business Overview

We are a fully-integrated, global biopharmaceutical company that applies its scientific expertise and proprietary technologies to research, develop, manufacture and commercialize, both with partners and on our own, pharmaceutical products that are designed to address unmet medical needs of patients in major therapeutic areas. We are currently developing a pipeline of potential new proprietary products for neurological disorders and cancer. We manufacture and commercialize VIVITROL® for the treatment of alcohol dependence and opioid dependence, ARISTADA® for the treatment of schizophrenia, ARISTADA INITIO® for initiation onto ARISTADA for the treatment of schizophrenia and LYBALVI® for the treatment of schizophrenia and bipolar I disorder. We also manufacture commercial products that incorporate our proprietary technologies under license, which are owned and commercialized by other biopharmaceutical companies and for which we receive manufacturing and/or royalty revenues. Headquartered in Dublin, Ireland, we have an R&D center in Waltham, Massachusetts, an R&D and manufacturing facility in Athlone, Ireland, and a manufacturing facility in Wilmington, Ohio.

In November 2022, as part of an ongoing review of strategic alternatives for our oncology business, we announced our intent to separate our neuroscience and oncology businesses, including a potential separation of the oncology business into an independent publicly-traded company. With the advancement of our lead oncology candidate into potential registration-enabling studies and recent developments in the healthcare industry and regulatory environment, our Board and our leadership believe that separating the oncology business at this time will better enable targeted investment and capital allocation to maximize the potential of each business and that such separation will promote the creation of shareholder value. The separation, if consummated, is expected to be completed in the second half of 2023.

COVID-19 Ongoing Impact and Response

In 2022, the COVID-19 pandemic continued to negatively impact healthcare providers, patients and caregivers involved in the treatment of serious mental illness and addiction in the U.S. While we have taken actions to mitigate the impacts of the pandemic on our commercial activities, including adoption of virtual engagements and expansion of our injection site network to facilitate patient access to our marketed products, sales of our proprietary injectable products and certain third-party products from which we receive revenue continued to be negatively impacted in 2022.

2022 Performance – Long-Term Value Creation for Patients and Shareholders

Three strategic priorities guided our management of the business in 2022: commercial execution; advancement of our development pipeline; and a focus on profitability. Underpinning these priorities and the operation of our business is our foundation of strong corporate governance, dedication to patients and to our employees and our commitment to operating in an ethical and responsible manner.

Consistent with these priorities, 2022 was a year of important accomplishments and new developments for the Company. Highlights included:

Successfully executed our commercial strategy

•

Executed commercial launch strategy for LYBALVI, our oral antipsychotic product for the treatment of adults with schizophrenia or bipolar I disorder, and generated annual net sales of $96 million, which exceeded sell-side analyst consensus and the high end of our annual net sales financial expectations.

•	Generated total revenues of $1.11 billion, driven by 24% year-over-year growth in proprietary product net sales ($777 million).
•	Achieved VIVITROL annual net sales of $379 million, which was toward the high end of our annual net sales financial expectations and represented a 10% year-over-year increase.
•	Achieved ARISTADA annual net sales of $302 million, which is toward the midpoint of our annual net sales financial expectations and represented a 10% year-over-year increase.

Continued focus on profitability

•

Achieved GAAP net loss of $158 million, toward the low end of our most recent annual GAAP net loss financial expectations and non-GAAP net income of $58 million, exceeding the high end of our annual non-GAAP net income financial expectations, as increased in October 2022. See the section entitled “GAAP to Non-GAAP Reconciliation” on page 39 of this Amendment for a reconciliation of this generally accepted accounting principles in the U.S. (“GAAP”) to non-GAAP financial measure.

•	Announced decision to explore separation of our oncology business and neuroscience business, following strategic review and assessment.

Maintained operational excellence

•	Achieved order fulfillment levels for each of VIVITROL, ARISTADA and LYBALVI in excess of 99%, despite the challenges posed by the COVID-19 pandemic on our manufacturing site operations.
•	Received no critical findings from regulatory authority inspections or audits of our manufacturing facilities.

Significantly progressed our pipeline programs

•	Initiated phase 1 first-in-human study for ALKS 2680, our orexin 2 receptor agonist, enrolling initial cohorts and dosing subjects well ahead of anticipated timelines.
•

Received positive IDMC (independent data monitoring committee) risk/benefit recommendation supporting continuation of ARTISTRY-6, our phase 2 potential registrational study of nemvaleukin for the treatment of mucosal melanoma.

•

Announced positive topline results from ENLIGHTEN-Early, a phase 3b study that evaluated the effect of LYBALVI compared to olanzapine on body weight in young adult patients with schizophrenia or bipolar I disorder who were early in their illness.

•

Presented nemvaleukin data from ARTISTRY-1, a phase 1/2 study evaluating the safety, tolerability and efficacy of nemvaleukin administered intravenously as a monotherapy and in combination with pembrolizumab (KEYTRUDA®) at ASCO conference.

Strengthened our commitment to our people and our stakeholders

•

Increased our diversity, inclusion and belonging (“DIB”)-related education, awareness and training programs and worked with our employee resource groups to enhance our benefits and human resources policies to support recruitment and retention of diverse talent.

•	Published our 5th Corporate Responsibility Report, disclosing our DIB initiatives, employee wellness and career development programs and environmental, health and safety performance data.
•

Awarded Alkermes Inspiration Grants Program® grants totaling over $500,000 to nine nonprofit organizations working to address the needs of people living with alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder or cancer, with a focus on unmet needs in historically under-resourced or underrepresented communities with longstanding and widespread health disparities.

Multi-year Shareholder Engagement and Board Responsiveness

The Compensation Committee of the Board (the “Compensation Committee”) and the Board are committed to implementing executive compensation policies and practices that support the Company’s strategic objectives and align with best practices and the creation of shareholder value. We regularly engage with our shareholders on a variety of topics, including our business and growth strategy, financial performance, corporate governance practices, executive compensation programs and environmental, social and governance (“ESG”) matters.

Shareholder Outreach, Engagement and Feedback

For the past several years, the Board and Compensation Committee have been actively soliciting, and responding to, shareholder feedback. Following our annual meetings in 2019, 2020 and 2021, we requested engagement meetings with shareholders who collectively held more than 75% of our outstanding shares and held meetings each year with shareholders who collectively held approximately 65% of our outstanding shares. During these engagements, shareholders generally acknowledged the Board and Compensation Committee’s responsiveness to shareholder feedback and the significant enhancements to our executive compensation programs, including those set forth in the table below.

In 2022, we continued this regular engagement with our shareholders, soliciting their feedback on our executive compensation programs, our corporate governance practices and other matters of interest to our shareholders. We requested engagement meetings with shareholders who collectively held approximately 60% of our outstanding shares and held meetings with shareholders who collectively held approximately 55% of our outstanding shares. Our Lead Independent Director and other members of our Board participated in certain of these meetings alongside representatives of management. Shareholder feedback received during these engagements was communicated to management, the full Board and committees of the Board, as appropriate.

At our 2022 annual general meeting of shareholders, our say-on-pay proposal related to our 2021 executive compensation program received support of approximately 86% of the votes cast. We believe this support level reflects the meaningful changes that our Compensation Committee has made to our executive compensation programs since 2020 in response to shareholder feedback. The 86% support level reflects an “against” vote from one of our larger shareholders (representing approximately 10% of the votes cast on this proposal) who, throughout numerous engagements with the Company and members of our Board, did not express any specific concerns with our executive compensation practices or our 2021 executive compensation program.

Board Responsiveness – Enhancements to Compensation Practices

After careful consideration of shareholder feedback received, the evolving needs of our business and market trends in compensation practices, the Compensation Committee has implemented significant changes to our executive compensation program in recent years, primarily to enhance its performance-based nature and alignment with shareholder value creation. Examples include:

Utilized a peer group that reflects our company profile

Updated our peer group to align with our Company profile, including to eliminate certain companies whose market capitalization was significantly higher than ours. For additional detail, see the section entitled “Peer Group Selection and Review Process” on page 19 of this Amendment.

Developed objective and measurable approach to the determination of short-term incentive plan (“STIP”) payouts

2022 STIP. Enhanced STIP design to include objective, pre-determined financial and commercial (50% weighting), pipeline (40% weighting) and corporate responsibility (10% weighting) objectives. For additional information on the 2022 STIP, see the section entitled “2022 STIP Design In Line with Shareholder Feedback” on page 23 of this Amendment.

Enhanced disclosure around determination of STIP payouts

Enhanced our Compensation Discussion and Analysis disclosure to indicate the manner in which our company performance against the Company’s annual corporate objectives and our named executive officers’ (other than the Chief Executive Officer (“CEO”)) individual performance translated into annual STIP payouts for each of our named executive officers.

Expanded use of performance-based equity

Structured our executive compensation to ensure that a majority of the total target value of our CEO’s annual equity grant consisted of performance-based restricted stock unit awards (“PRSUs”) and expanded use of PRSUs as part of the annual equity grants for all of our named executive officers.

Tied long-term incentive plan (“LTIP”) metrics to shareholder value creation

2022 LTIP. Incorporated three-year financial (40% weighting), commercial (30% weighting) and pipeline (30% weighting) performance goals that are distinct from the annual corporate objectives utilized in our 2022 STIP and that align with our long-term business strategy. Included a relative total shareholder return (“TSR”) modifier that may increase or decrease the total number of vested shares underlying the PRSUs by up to 25%. For additional information on the 2022 LTIP, see the section entitled “2022 LTIP Design In Line with Shareholder Feedback” on page 31 of this Amendment.

Linked long-term profitability to executive compensation

2022 LTIP. Included long-term profitability financial goal (40% weighting) in line with targets announced in February 2022 for fiscal year (“FY”) 2024 (non-GAAP net income margin* in the range of 15-20% of the Company’s total revenues). For additional detail, see the section entitled “2022 LTIP Design In Line with Shareholder Feedback” beginning on page 31 of this Amendment.

* See the section entitled “GAAP to Non-GAAP Reconciliation” on page 39 of this Amendment for information regarding this non-GAAP financial target.

2022 STIP. Added operational efficiency target designed to incentivize progress in 2022 toward achievement of the Company’s long-term profitability targets. For additional detail, see the section entitled “2022 Corporate Objectives” beginning on page 23 of this Amendment.

2023 LTIP. Included financial performance goal tied to the revised long-term profitability targets announced by the Company in February 2023.

Incorporated ESG matters into the Company’s compensation plans

2022 STIP. Included two corporate responsibility objectives, one related to advancement of our ESG strategy and initiatives, with underlying performance metrics focused on social responsibility, human capital development and succession planning, ESG awareness and reporting, and the other related to DIB, with underlying performance metrics focused on pay practices, diversity representation, education and awareness and impact of the Company’s employee resource groups (“ERGs”) and other DIB initiatives. For additional detail, see the section entitled “2022 Company Performance Assessment” beginning on page 24 of this Amendment.

Expanded scope of Clawback Policy

In May 2021, expanded our Clawback policy to apply to certain cash-based compensation in addition to equity-based compensation. For additional details, see the section entitled “Clawback Policy” on page 35 of this Amendment.

We remain committed to executive compensation best practices and to regular engagement with our shareholders and other stakeholders to solicit and consider their views on these practices, our business strategy and performance, and our corporate governance, corporate responsibility and sustainability practices and initiatives. We invite stakeholders to email us at investor_relations@alkermes.com with any suggestions, comments or inquiries. Shareholder proposals, nominations and other notifications required under the Irish Companies Act 2014, as amended (the “Companies Act”), or our articles of association (our “Articles of Association”) should not be sent to this e-mail address, but rather should be delivered as set forth in our definitive proxy statement filed with the SEC, our Articles of Association and/or in the Companies Act, as applicable.

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

Strong Compensation Governance Attributes

Our policies and practices are designed to enhance governance of our executive compensation program and further our compensation objectives. These policies and practices include:

Key Features of Our Executive Compensation Program
☑	Alignment of executive pay with performance	☑	No excessive perquisites
☑	Annual advisory vote on executive compensation program	☑	Share ownership and holding guidelines for executive officers and directors
☑	Annual use of performance-based equity awards for all executive officers	☑	Prohibition of hedging and pledging by executive officers and directors
☑	Significant portion of CEO and other executive compensation is “at-risk”	☑	Clawback policy in respect of equity compensation and certain cash compensation
☑	Incorporation of ESG considerations into STIP	☑	No guaranteed bonuses or base salary increases
☑	Incorporation of profitability and relative TSR metrics into LTIP	☑	No tax gross-ups on severance or change in control benefits for individuals hired after 2009
☑	Annual review of peer group companies	☑	No repricing of underwater stock options without prior shareholder approval

Focus on Pay for Performance and Alignment of Compensation with Business Strategy

We believe in a pay-for-performance approach to executive compensation that supports our business strategy and aligns the interests of our named executive officers with those of our shareholders and other stakeholders. The focus of our executive compensation program is on total direct compensation opportunity utilizing a balance of compensation elements, including:

•

Base Salary: The Compensation Committee determines base salaries for our named executive officers that are competitive with other companies in our industry with which we compete for top talent. For information about 2022 base salaries for our named executive officers, see the section entitled “Base Salary” beginning on page 22 of this Amendment.

•

Short-Term Cash Incentive Compensation: The Compensation Committee designs annual incentives that incorporate annual corporate objectives—including financial, operating, strategic and/or ESG-related objectives—to focus our named executive officers on achieving our short- and long-term business and strategic goals. For information about the annual cash performance pay awarded to our named executive officers for 2022, see the section entitled “Short-Term Incentive Plan – Annual Cash Performance Pay” beginning on page 22 of this Amendment.

•

Long-Term Equity Incentive Compensation: The Compensation Committee annually considers the appropriate mix of performance-vesting and time-vesting equity awards to encourage our named executive officers to focus on the Company’s ongoing and future activities and, in this context, ensures that a meaningful portion of the annual equity grants made to our named executive officers is conditioned on achievement of long-term performance goals that are aligned with our corporate strategy and the creation of long-term value for the Company and its shareholders. For information about long-term equity awards granted to our named executive officers in 2022, see the section entitled “Long-Term Incentive Compensation - Annual Equity Grant” beginning on page 29 of this Amendment.

Throughout this “Compensation, Discussion and Analysis” section of this Amendment, we provide insight into the deliberative processes and considerations of our Compensation Committee in making these executive compensation decisions.

2022 Executive Compensation At a Glance

90% of 2022 CEO Compensation “At-Risk”

A significant portion of the total direct compensation opportunity for each of our named executive officers, including our CEO, is comprised of “at-risk” compensation in the form of annual cash performance pay opportunities and long-term equity awards which are either performance-vesting awards tied to the achievement of pre-determined corporate objectives designed to drive value creation for our shareholders or time-vesting stock options, which have value only if our share price increases from the price on the grant date.

The following chart represents the breakdown of 2022 total direct compensation for our CEO and illustrates the predominance of long-term equity incentives, performance-based components, and compensation that is “at-risk” in our CEO’s pay. Included in the chart are: (i) annual base salary for 2022; (ii) annual bonus award paid for 2022; and (iii) the approved target value of equity awards granted in 2022.

STIP and LTIP Designs Reflective of Shareholder Feedback

Our Compensation Committee approved 2022 STIP and 2022 LTIP designs that include short-term and longer-term, respectively, measurable, performance-based pre-determined goals that aligned with shareholder feedback and the Company’s short-term and long-term business priorities, respectively.

2022 STIP (Annual Bonus)	2022 LTIP (Performance-Based Equity)

2022 PRSUs
30%
COMMERCIAL GOALS
Compound Annual Growth Rate for VIVITROL and ARISTADA
Unit Sales for LYBALVI
Threshold: 50% of weighting
Target: 100% of weighting
Stretch: 150% of weighting
3-YEAR PERFORMANCE PERIOD
40%
FINANCIAL GOAL
Long-term Profitability
Below Target: 0% of weighting
Target: 100% of weighting
Stretch: 150% of weighting
30%
PIPELINE GOALS
Advancement of Early-stage and Late-stage Development Candidates
Threshold: 50% of weighting
Target: 100% of weighting
Stretch: 150% of weighting
↑↓ 25% Relative TSR Modifier

Annual Bonus Payouts Based on Pay-for-Performance Philosophy

2022 was a year of meaningful achievements that furthered our short- and long-term objectives and supported long-term value creation for our shareholders. In recognition of the Company’s performance as measured against the 2022 corporate objectives, the Compensation Committee approved a Company performance payout percentage of 100% under the 2022 STIP and, after assessing the individual performance of each named executive officer (other than our CEO, whose annual cash performance pay opportunity was based entirely on the Company’s performance), the Compensation Committee approved 2022 STIP cash performance payouts for our named executive officers that ranged from 100% to 120% of their performance pay targets, as described in more detail below.

Equity Grants Conditioned on Performance

The Compensation Committee conditioned vesting of a portion of the equity granted to our named executive officers in 2022 on the achievement of financial, commercial and pipeline objectives over a three-year performance period and on relative total shareholder return over the same period. Greater than 50% of the total target value of our CEO’s 2022 annual equity grant and approximately 25% of the total target value of the 2022 annual equity grants made to each of our other named executive officers were subject to these performance-vesting criteria. For additional detail regarding the equity grants made to our named executive officers in 2022, see the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment.

Detailed Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our executive compensation program is focused on attracting and retaining experienced and well-qualified executive officers who will help advance our critical business objectives, and rewarding them for performance that contributes meaningfully to the creation of shareholder value. We structure our executive compensation based on scope of job responsibility, external peer comparisons, individual performance and our overall Company performance.

The Compensation Committee establishes our executive compensation program each year with the following objectives:

ALIGNMENT OF PAY AND PERFORMANCE	Structure a significant proportion of an individual’s compensation as performance-based
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

Role of the Independent Compensation Consultant

For 2022, the Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (formerly known as Radford), as its independent compensation consultant (the “Compensation Consultant” or “Aon”) to review market data and various incentive programs and to provide assistance in establishing our cash and equity-based compensation targets and awards, based, in large part, upon a peer group identification and assessment, and upon an analysis of the retention value of equity awards.

In 2022, the Compensation Consultant was not engaged by the Company for any services in respect of executive compensation other than the services requested by or on behalf of the Compensation Committee. The Compensation Committee considered whether the work of the Compensation Consultant caused any conflict of interest and concluded that there was no conflict. The Compensation Committee, in its sole authority, has the right to hire or terminate outside compensation consultants. Aon was the only compensation consultant engaged by the Compensation Committee for 2022.

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

There are a limited number of companies who are similar to us in terms of the diversity and complexity of our business. As such, the companies with which we compete directly for executive talent are not always similar to us in size, revenue or market capitalization. As a result, when developing the recommended lists of peer group companies to be used in connection with our 2022 compensation decisions for our named executive officers, the Compensation Consultant considered a mix of quantitative and qualitative factors, including the factors listed in the table immediately below.

Factor Considered	What We Look For
Similar industry	Biotechnology or pharmaceutical industry (GICS codes 352010 or 352020)
Commercial	Companies who market and sell commercial biopharmaceutical medicines
R&D expenditure as percentage of revenue	Significant investment in R&D to develop and advance products from discovery through to regulatory approval and commercialization
Revenue	Revenue of approximately 0.3 times to 3.0 times our then-projected revenue, resulting in a revenue range of $400 million to $4 billion as of August 2021
Market capitalization

Market capitalization of approximately 0.3 times to 3.0 times our then-current market value, resulting in a market capitalization range of $1.5 billion to $12 billion, based on our 30-day average market capitalization as of August 6, 2021

Number of employees	Employee headcount of approximately 0.3 times to 3.0 times our then-current headcount, resulting in a range of 800 to 7,000 employees as of August 2021
Geography / market competition	Companies with which we compete directly for executive talent, including those in geographic proximity to our sites of operation
Alkermes in peer group	Inclusion of Alkermes in a company’s peer group, as reported in the company’s proxy statement from the prior year

2022 Peer Group

In August 2021, when selecting our peer group for 2022, the Compensation Committee targeted a group of 10 to 20 peers. Since few companies align with us on all of the factors considered (including those listed above), the Compensation Committee included in our peer group companies meeting a majority of our quantitative and qualitative criteria, with a greater weight placed on companies with a similar business model to ours––namely, those that market and sell commercial biopharmaceutical products, generate substantial revenue from such commercial activities and invest significantly in R&D and manufacturing—and with less of a focus placed on market capitalization, as the Compensation Committee believes that revenue is a better indicator of the complexity of a company’s business model in our industry. In this context, the Compensation Committee excluded from our peer group those biopharmaceutical companies with business models that are dissimilar to ours, such as those that focus on over-the-counter and generic pharmaceuticals, medical diagnostics or veterinary pharmaceuticals, as we do not compete for senior executive talent with these companies and including them within our peer group could disadvantage us in attracting and retaining leadership talent. Following this review, the Compensation Committee determined that the Company was well-positioned in its then-current peer group and approved only incremental refinements to the Company’s peer group for 2022, as set forth in the table below.

Acadia Pharmaceuticals Inc.

bluebird bio, Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Intercept Pharmaceuticals, Inc.#

Ionis Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Sage Therapeutics, Inc.

Seagen Inc.

United Therapeutics Corporation

Removed: -Intercept Pharmaceuticals, Inc. Added: +Sarepta Therapeutics, Inc

Acadia Pharmaceuticals Inc.

bluebird bio, Inc.

Emergent BioSolutions Inc.

Endo International plc

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Nektar Therapeutics

Neurocrine Biosciences, Inc.

Sage Therapeutics, Inc.

Sarepta Therapeutics, Inc.

Seagen Inc.

United Therapeutics Corporation

Removed:

-bluebird bio, Inc.

-Endo International plc

-Nektar Therapeutics

-Seagen Inc.

Added:

+Alnylam Pharmaceuticals, Inc.

+Blueprint Medicines Corporation

+PTC Therapeutics, Inc.

+Ultragenyx Pharmaceutical Inc

Acadia Pharmaceuticals Inc.

Alnylam Pharmaceuticals, Inc.

Blueprint Medicines Corporation

Emergent BioSolutions Inc.

Exelixis, Inc.

Horizon Therapeutics plc

Incyte Corporation

Ionis Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Neurocrine Biosciences, Inc.

PTC Therapeutics, Inc.

Sage Therapeutics, Inc.

Sarepta Therapeutics, Inc.

Ultragenyx Pharmaceutical Inc.

United Therapeutics Corporation

*All companies in our 2022 peer group, with the exception of Sage Therapeutics, Inc., Sarepta Therapeutics, Inc. and Seagen Inc., included us in their self-selected peer groups, as disclosed in their respective 2022 proxy statements. 2022 peer group tickers: (NYSE: EBS); (Nasdaq: ACAD, BLUE, EXEL, HZNP, INCY, IONS, IRWD, JAZZ, NKTR, NBIX, SAGE, SRPT, SGEN, UTHR); (Other OTC: ENDPQ).

Use of Peer Group Data

At the direction of the Compensation Committee, the Compensation Consultant analyzes our peer group and other market data to prepare its executive compensation reports and recommendations each year. The table below shows the timing of the Compensation Committee’s decision-making with respect to compensation for each of our named executive officers.

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

Executive Compensation Program Design and Key Elements

The Compensation Committee establishes the total compensation opportunity for each named executive officer. The Committee believes that a mix of fixed, short-term and long-term incentive compensation, and of cash and equity-based compensation, is appropriate to achieve our executive compensation program goals and corporate objectives. To align the named executive officers’ incentives with the interests of our shareholders and our business priorities, a significant portion of the compensation opportunity for our named executive officers is variable compensation, comprised of annual cash performance pay opportunities and long-term equity awards.

The table below describes the key elements of our 2022 executive compensation program.

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

			■	Aligns executive officers with business strategy and motivates them to achieve short-term corporate objectives
	■	No guaranteed amount
	■	Determined annually	■	Rewards executive officers based on performance against pre-determined targets
Stock Options Restricted Stock Unit Awards	■	Value and mix determined annually	■	Appropriately reward, recognize and retain key executive officers
	■	The number of shares underlying stock options is determined using an approved value, the then-current price of the Company’s ordinary shares and the Black-Scholes stock option pricing model
	■	The number of shares underlying restricted stock unit awards is determined using an approved value and the then-current price of the Company’s ordinary shares	■	Align interests of executive officers with the Company’s long-term business strategy and the creation of shareholder value
	■	Restricted stock unit awards, including performance-based awards, do not vest, and stock options do not vest and become exercisable, until one year from the date of grant at the earliest
	■	No guaranteed amount	■	Provide executive officers with the opportunity to share in the future value they are responsible for creating
Time-Vesting
	■	Time-vesting equity awards typically vest in equal annual installments over a four-year period
	Performance-Vesting		■	Performance-vesting equity awards align executive compensation with specific milestones expected to drive value for our shareholders
	■	Performance-vesting equity awards vest upon the achievement of pre-determined objectives of importance to the Company’s long-term business strategy during a pre-determined performance period

Base Salary

In January 2022, the Compensation Committee reviewed and adjusted the base salaries of our executive officers for 2022. In determining base salary adjustments, the Compensation Committee considered a number of factors, including cost-of-living indices, market data for our peer group, the competitive market for executive talent in our industry and the geographic regions in which we operate, individual executive officer responsibilities within the Company, the Compensation Committee’s competitive positioning philosophy and, for those executive officers other than Mr. Pops, the recommendations of Mr. Pops regarding their respective performance assessments. Based on this review, the Compensation Committee determined that each named executive officer should receive an increase of approximately 3.5% in their base salary for 2022, with the two exceptions of Messrs. Brown and Jackson, who were promoted to their current positions of Chief Financial Officer and Chief Operating Officer, respectively, in January 2021. The Compensation Committee determined that Messrs. Brown and Jackson should receive an increase of approximately 10% and 11%, respectively, to align their respective base salaries between the 25th and 50th percentile of the base salaries of executives in similar positions at our peer group companies. In July 2022, in connection with Mr. Gaffin’s promotion to Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary, and in recognition of his increased responsibilities within the Company, the Compensation Committee approved an additional increase of approximately 2.1% in Mr. Gaffin’s annual base salary for 2022:

Named Executive Officer	2021 Base Salary	2022 Base Salary	Approximate % Increase
Richard F. Pops	$1,105,923	$1,144,631	3.5%
Iain M. Brown	$500,000	$550,000	10.0%
David J. Gaffin*	$586,250	$620,000	5.8%
Craig C. Hopkinson, M.D.	$670,000	$693,000	3.5%
Blair C. Jackson	$540,000	$600,000	11.1%

* The 2022 base salary amount and approximate percentage increase shown for Mr. Gaffin represent his 2022 annual base salary, as increased following his mid-year promotion. See the Summary Compensation Table on page 40 of this Amendment for the base salary amount actually earned by Mr. Gaffin in 2022, which was lower than the amount shown above.

There were no other adjustments to the base salaries of our named executive officers during 2022.

Short-Term Incentive Compensation – Annual Cash Performance Pay

Rigorous Process for Determining Annual Cash Performance Pay

The Compensation Committee works with management to set annual corporate objectives—including financial, operating, strategic and ESG-related objectives—that the Board believes our executive officers should focus on during the year in order to achieve the Company’s strategic goals. The Board and the Compensation Committee monitor and review progress against these annual corporate objectives during and after the conclusion of each year.

Under our reporting officer performance pay plan, each executive officer is eligible to receive an annual cash performance pay award, the amount of which is determined by the Compensation Committee based on a pre-determined performance pay target (expressed as a percentage of the executive officer’s base salary). The annual cash performance payouts are based upon the Company’s performance against its annual corporate objectives and, for executive officers other than the CEO, their individual performance in contributing to the achievement of the Company’s corporate objectives.

2022 Cash Performance Targets and Pay Ranges

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

In November 2021, the Compensation Committee determined that the performance pay targets and performance pay ranges for the 2022 performance period should remain at the same levels as the targets and pay ranges for the 2021 performance period for all named executive officers. Subsequently, in July 2022, in connection with Mr. Gaffin’s promotion to Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary, the Compensation Committee approved a performance pay target increase for Mr. Gaffin of 10% of base salary, from 50% to 60%, and a corresponding increased performance pay range of 0 to 120%, consistent with the target and range for our other named executive officers at the executive vice president level. Following this adjustment, the following were the approved performance pay targets and performance pay ranges for each of our named executive officers for 2022:

Named Executive Officer	2022 Performance Pay Range as % of Base Salary	2022 Target Performance Pay as % of Base Salary
Richard F. Pops	0% to 200%	100%
Iain M. Brown	0% to 100%	50%
David J. Gaffin	0% to 120%	60%
Craig C. Hopkinson, M.D.	0% to 120%	60%
Blair C. Jackson	0% to 120%	60%

2022 STIP Design In Line with Shareholder Feedback

The Compensation Committee designed the 2022 STIP to enhance the objectivity of, and measurability of performance under, the plan. Specifically, the Compensation Committee:

●

established pre-determined objective quantitative and qualitative metrics to assess performance against each of the Company’s 2022 corporate objectives (see the table entitled “2022 Corporate Objectives: Company Performance Assessment” beginning on page 24 of this Amendment);

●

assigned relative percentage weightings for each category of objectives, reflecting the Compensation Committee’s assessment of their relative importance in contributing to the Company’s overall business strategy and to shareholder value creation (see graphic to the right); and

●

assigned relative percentage weightings for corporate and individual performance for each executive officer, including our named executive officers, for use in the determination of their annual cash performance pay as follows:

2022 Corporate Objectives

Incorporated objectives related to long-term profitability and ESG matters. The following 2022 corporate objectives are related to profitability, ESG and DIB.

▪	Profitability: achievement of a non-GAAP net income range and operational efficiency targets designed to support progress in 2022 toward achievement of the Company’s long-term profitability targets;
▪

ESG: advancement of the Company’s ESG strategy and corresponding initiatives, with performance metrics focused on social responsibility, human capital development and succession planning, and ESG awareness and reporting; and

▪

DIB: progress in fostering an environment of diversity, inclusion and belonging, with metrics focused on pay practices, diversity representation, education and awareness and the impacts of the Company’s ERGs and other DIB initiatives.

2022 Company Performance Assessment

The Compensation Committee’s evaluation of the Company’s performance against the 2022 corporate objectives serves as the starting point for determining annual cash performance pay for our named executive officers.

COVID-19 Impacts on the Business

The COVID-19 pandemic continued to impact the Company’s business in 2022. At times during the year, we experienced varying degrees of labor or supply chain disruptions at our manufacturing facilities and impacts to the timelines of certain of our early-stage discovery efforts and clinical trials. The pandemic also continued to negatively impact healthcare providers, patients and caregivers involved in the treatment of serious mental illness and addiction in the U.S. While we have taken action to mitigate the impacts on our commercial activities, sales of our proprietary injectable products VIVITROL and ARISTADA and of certain third-party products from which we receive revenue continued to be negatively impacted in 2022.

2022 Corporate Objectives: Company Performance Assessment

The following chart shows the Company’s performance against each of its 2022 corporate objectives:

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Financial and Commercial Goals: 50% weighting
Achieve financial guidance for non-GAAP net (loss) income (“NGNI”)*	Achieve non-GAAP net (loss) income, as set forth in the first issuance of financial guidance in February 2022

✓+  Exceeded the high end of the non-GAAP net (loss) income range set forth in our first issuance of financial guidance in February 2022 with NGNI of $57.9 million*

* See page 39 of this Amendment for a GAAP to non-GAAP reconciliation of this financial measure

Achieved
Grow use of VIVITROL, ARISTADA and LYBALVI among appropriate patients	Achieve annual net sales and prescriptions targets for each of VIVITROL, ARISTADA and LYBALVI

✓    Generated annual net sales and grew prescriptions, as follows:

▪VIVITROL annual net sales of $379.5 million

▪Increased the number of prescriptions written by prescribers for VIVITROL by 4.5% as compared to 2021

▪ARISTADA annual net sales of $302.1 million

▪Increased the number of prescriptions written by prescribers for ARISTADA by 8.8% as compared to 2021

▪In first full year of launch:

oLYBALVI annual net sales of $96.0 million

oLYBALVI annual prescriptions of 79,084

Achieved
Enhance operational efficiency in support of the Company’s profitability targets

Work with the Financial Operating Committee to identify and implement potential strategic and/or tactical opportunities to increase operational efficiency and/or support achievement of the long-term profitability targets

✓+  Conducted analyses to explore the potential separation of the oncology and neuroscience businesses and, based on such analyses, announced intent to explore separation

✓+ Actively managed headcount throughout the organization, significantly exceeding the attrition factor set forth in the 2022 budget and resulting in savings as compared to budget

✓     Conducted information technology (“IT”) organization strategic evaluation and implemented subsequent restructuring, focused on efficiencies in IT service delivery and capabilities, enterprise solutions and organizational alignment

✓     Initiated new processes in procurement, supply chain and strategic sourcing that drove additional operational efficiencies

Exceeded

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Manufacture commercial products and clinical trial material to meet the Company’s goals of quality, quantity, reliability and efficiency

▪  Meet Alkermes proprietary commercial product demand from customers at a rate equal to or greater than 98%

▪  Create an inventory of clinical drug product at depots ready for distribution to clinical study sites at the time clinical study patients are scheduled for dosing

▪  Receive no critical findings from inspections or audits by regulatory authorities (e.g., FDA, Irish Health Products Regulatory Authority (“HPRA”) and U.S. Environmental Protection Agency) of the Company’s manufacturing facilities

✓     Achieved commercial order fulfillment levels in excess of ~99.5%

✓     Successfully adapted to manufacturing challenges that arose during the year

✓     Clinical drug product was available as needed in support of all ongoing clinical trials

✓     No critical findings received following multiple inspections by regulatory authorities, including audits of our facility in Athlone, Ireland by HPRA, Russia and the Gulf Health States, or from audit of our facility in Wilmington, OH by Belarus Health Authority

Achieved
Pipeline Goals: 40% weighting
Complete ALKS 2680 phase 1 first-in-human (“FIH”) study enabling activities, assuming data supports progressing, initiate FIH study	▪ Complete enabling activities for the ALKS 2680 phase 1 FIH study ▪ Assuming data from these enabling activities support progression of ALKS 2680 into a FIH study, initiate such study

✓     Completed ALKS 2680 phase 1 FIH study enabling activities

✓     Initiated phase 1 FIH study

✓+   Dosed first patient in phase 1 FIH study well   ahead of anticipated timelines

✓+   Fully enrolled multiple cohorts in single ascending dose study well ahead of anticipated timelines

Exceeded
Progress registration programs for nemvaleukin’s leading indications to enable targeted upcoming submissions of Biologics License Applications

Progress patient enrollment in registrational studies for nemvaleukin’s leading indications, in each case as defined in the applicable study protocol, including:

For ARTISTRY-6 (melanoma):

▪  Complete sufficient enrollment of the mucosal melanoma cohort to conduct an interim analysis

▪  Complete enrollment of the cutaneous melanoma cohort

in each case as defined in the study protocol

For ARTISTRY-7 (platinum-resistant ovarian cancer):

▪  Complete >20% of full study enrollment as defined in the study protocol

✓     Completed sufficient enrollment of the mucosal melanoma cohort in ARTISTRY-6 to conduct an interim analysis, as prespecified in the study protocol

✘     Did not fully complete enrollment for the cutaneous melanoma cohort of ARTISTRY-6; cohort was ~98% enrolled as of December 31, 2022 and enrollment was completed in early 2023

✘     Did not achieve 20% enrollment for ARTISTRY-7, due primarily to delays in clinical trial site activations

Partially Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Corporate Responsibility Goals: 10% weighting
Advance ESG considerations and initiatives in support of the business and continue to enhance external ESG reporting

▪  Advance the Company’s environmental sustainability strategy, including further assessment of baseline environmental impacts and priorities and consideration of potential future reporting/ disclosure frameworks and goals for the Company

▪  Advance the Company’s ESG initiatives, including:

▪  Continue to define social responsibility and corporate giving strategy and guiding principles

▪  Expand leadership assessment and succession planning efforts with focus on retention of key talent

▪  Increase internal awareness of ESG initiatives and measure employee response

▪  Continue to enhance external ESG reporting through publication of a Corporate Responsibility Report or equivalent

✓     Engaged independent third-party vendor to verify environmental data reporting procedures, conduct environmental risk assessments and gap analyses against a range of potential reporting frameworks and anticipated regulations, and assist with assessment of potential future goal setting

✓     Engaged independent third-party vendor to support evaluation and enhancement of ESG considerations within our global supply chain

✓     Established social responsibility and corporate giving guidelines aligned with the Company’s values and therapeutic areas of focus

✓     Completed robust annual talent assessment and succession planning process, including assessment of leadership potential and retention risk, with a focus on senior director level and above talent, and reviewed results of the assessment with the Nominating and Corporate Governance Committee of the Board (the “Nominiating and Corporate Governance Committee”)

✓     Company-wide voluntary attrition rate of 9.5% was below industry benchmarks

✓     Increased awareness of ESG initiatives through company-wide town hall and other internal communication channels and launch of new internal DIB site for employees

✓     Published fifth Corporate Responsibility Report in September 2022, highlighting DIB initiatives, employee wellness programs and career development activities, and environmental, health and safety performance data and related risk management and mitigation activities

Achieved

Corporate Objective	Metrics Used to Assess Performance	Accomplishments	Assessment
Foster an environment of diversity, inclusion and belonging

▪  Increase the representation of women and people of color at the Company, particularly at senior levels

▪  Establish a framework for measuring the impacts of the Company’s DIB efforts, including:

▪  identification of key diversity metrics, baseline measurements and peer benchmarking data sources

▪  participation in a relevant workplace inclusion index

▪  development of future representation goal

▪  Earn positive employee ratings in respect of perception of DIB efforts

▪  Continue to focus on diversity education and awareness, as measured by employee participation in related training programs and other events

▪  Enhance reach of ERGs through expansion of activities and leadership development

▪  Execute continued evaluation of pay practices and development of action plans to address areas of potential improvement

▪  Grow number of diverse suppliers engaged

✓     Increased the representation of women at senior levels (vice president and above) as compared to 2021 by approximately 10%; representation of people of color across the organization increased slightly

✓     Identified key diversity metrics and benchmarking sources and established internal baseline measurements

✓     Participated in McKinsey Women in the Workplace study and created working group to focus on future participation in workplace inclusion indices

✓     Assessed potential future representation goals  and determined to adopt such a goal following the planned separation of the Company’s neuroscience and oncology businesses

✓     Held multiple DIB-related education and training programs with aggregate attendance of ~2,800 employees across the organization

✓     Expanded ERG membership, programming and related leadership development opportunities and collaborated with ERG leaders to enhance employee benefits and human resource policies to support recruitment and retention of diverse talent

✓     Completed assessment of strategy related to the evaluation of pay practices and developed plans for voluntary and required review and related disclosures

✓     Completed and published initial Irish gender pay gap reporting analysis

✓     Achieved goal of percentage spend with diversity suppliers

Achieved

2022 Company Performance – Overall Assessment and Payout Percentage

Overall Assessment. In January 2023, the Compensation Committee considered the range of the Company’s accomplishments against its 2022 corporate objectives and the relative weightings of the three categories of objectives, and determined an overall Company performance assessment of ‘ACHIEVED’.

Payout Percentage. Company performance serves as a significant factor (together with individual performance for named executive officers other than the CEO) in the Compensation Committee’s determination of individual cash performance payouts for our named executive officers. Taking into account the Company’s performance against its 2022 corporate objectives, the Compensation Committee approved a payout percentage of 100% of target performance pay for all employees, including our named executive officers (the “Company Performance Payout Percentage”). This percentage represents the midpoint of the Compensation Committee’s pre-determined payout percentage range of 90% to 110% for an overall assessment of ‘ACHIEVED’, in recognition that within our financial and commercial goals (50% weighting), one goal was exceeded and three were achieved, within our pipeline goals (40% weighting), one goal was exceeded and one was only partially achieved, and within our corporate responsibility goals (10% weighting), each of the two goals was achieved.

2022 Performance Payout for the CEO

In determining Mr. Pops’ 2022 cash performance payout, the Compensation Committee considered the Company’s performance against the 2022 corporate objectives and the Company’s share price performance during 2022, and awarded Mr. Pops a performance payout equal to 100% of his performance pay target, consistent with the Company Performance Payout Percentage as described above.

2022 Performance Payout for Named Executive Officers other than the CEO

For named executive officers other than the CEO, the Company Performance Payout Percentage was subject to upward or downward adjustment based on each executive officer’s individual performance, as described in detail below.

2022 Individual Performance Assessments

In January 2023, Mr. Pops presented to the Compensation Committee, and the Compensation Committee considered, an assessment of the individual performance during 2022 of each named executive officer other than himself. This assessment included each named executive officer’s overall leadership of their respective organization and their respective contributions to the business and to the Company’s achievement of its 2022 corporate objectives. Specifically, the Compensation Committee considered the following key contributions and achievements for each named executive officer (other than Mr. Pops):

Named Executive Officers - Individual Contributions
Iain M. Brown Senior Vice President, Chief Financial Officer

✓   Strong leadership and management of the finance, strategic sourcing, travel & expense and business planning organizations, including reallocation of work to promote operational efficiencies.

✓+ Secured significant savings through procurement and strategic sourcing initiatives and insurance renewals, and continued to drive disciplined investment planning and operating expense management in support of both the achievement of the Company’s 2022 financial expectations and progress toward its long-term profitability targets.

✓+ Contributed significantly to the assessment, planning and subsequent announcement of the planned separation of the Company’s neuroscience and oncology businesses.

✓  Achieved 100% financial compliance during 2022.

✓   Supported DIB initiatives through talent management efforts, support of pay practice analyses, and participation in ERG activities.

David J. Gaffin Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary

✓+ Strong leadership and management of our legal, intellectual property and compliance organizations to provide strategic legal and compliance support across the organization, including in respect of all aspects of drug development and commercialization, business development and public company governance and securities matters; and effectively restructured the legal function to promote efficiencies.

✓+ Effectively managed, and contributed to the handling of, adversarial matters, including the ongoing arbitration proceedings with Janssen, resulting in achievement of a positive interim award in such proceedings, which remain ongoing and subject to issuance of a final award.

✓+ Collaborated cross-functionally on strategies and action plans in respect of manufacturing activities, enhancement of the commercial copy review process and in support of the planned separation of the Company’s neuroscience and oncology businesses.

✓  Conducted extraordinary general meeting of shareholders and secured shareholder approval of a plurality voting standard for contested elections.

✓+ Led extensive shareholder engagement on governance and compensation matters, collaborated with the Board and the Compensation Committee to address shareholder feedback and on continued Board refreshment, and achieved high levels of shareholder support for all annual meeting proposals against the backdrop of ongoing interactions with an activist shareholder.

✓   Supported DIB initiatives through talent management efforts and ERG sponsorship.

Named Executive Officers - Individual Contributions
Craig C. Hopkinson, M.D. Executive Vice President, Research and Development and Chief Medical Officer

✓  Strong leadership of our research and development, clinical development, medical affairs and regulatory organizations.

✓  Contributed significantly to pipeline advancement and commercial product support, including:

✓+  Advanced our early-stage pipeline, including early initiation of the phase 1 FIH clinical study for ALKS 2680, our orexin 2 receptor agonist, well ahead of anticipated timelines.

✓  Progressed the nemvaleukin program through enhanced focus on key vendor performance, strategic collaborations, new site activation and increased site engagement to advance enrollment of our potential registrational studies, ARTISTRY-6 (mucosal melanoma) and ARTISTRY-7 (PROC).

✓  Supported lifecycle management activities for LYBALVI and ARISTADA.

✓  Collaborated cross-functionally on enhancement of the commercial copy review process and in support of R&D expense planning and personnel matters related to the planned separation of the Company’s neuroscience and oncology businesses.

✓  Supported DIB initiatives through talent management efforts and support of mentorship and educational programming.

Blair C. Jackson Executive Vice President, Chief Operating Officer

✓+  Strong overall oversight and management of our operations, quality, finance, business development, alliance management, new product planning, data analytics and information technology organizations, including realignment of our Environmental Health Safety and Security function and oversight activities, enhancements to our data analytics capabilities and resolution of manufacturing issues that arose throughout the year.

✓+  Contributed significantly to the assessment, planning and subsequent announcement of the planned separation of the Company’s neuroscience and oncology businesses.

✓+  Supported achievement of the Company’s financial expectations related to profitability through comprehensive review and management of operating expenses, disciplined R&D and SG&A investment planning and review of operations and IT infrastructure to promote process improvements and organizational efficiencies.

✓   Provided corporate strategic input and leadership in support of design and advancement of our early-stage pipeline programs and oversight of our ongoing clinical trial activities.

✓   Supported DIB initiatives, including efforts related to inclusive hiring practices and increased utilization of diverse suppliers.

Recommendations of CEO

Based on the above contributions, Mr. Pops made recommendations to the Compensation Committee in respect of proposed performance payout percentages for each named executive officer other than himself.

2022 Cash Performance Payouts

In January 2023, in determining the cash performance payouts for each of the named executive officers, the Compensation Committee considered overall Company performance against the 2022 corporate objectives (and the corresponding Company Performance Payout Percentage), the individual performance of each of our named executive officers (other than Mr. Pops) as set forth above, the performance pay target and performance pay range set by the Compensation Committee in November 2021 for each named executive officer, data from the Compensation Consultant regarding cash performance pay for executive officers of our peer group companies, comparable market data for experienced executive officers in the biopharmaceutical industry and the recommendations of Mr. Pops with respect to cash performance payout percentages for each named executive officer other than himself.

In consideration of the foregoing, the Compensation Committee approved the following 2022 cash performance payout amounts for each of our named executive officers:

Named Executive Officer	2022 Performance Payout Amount	2022 Target Performance Pay as a % of Base Salary	2022 Actual Performance Pay as a % of Base Salary	2022 Actual Performance Pay as a % of Target Performance Pay
Richard F. Pops	$1,144,631	100%	100%	100%
Iain M. Brown	$302,500	50%	55%	110%
David J. Gaffin	$446,400	60%	72%	120%
Craig C. Hopkinson, M.D.	$415,800	60%	60%	100%
Blair C. Jackson	$432,000	60%	72%	120%

Long-Term Incentive Compensation – Annual Equity Grant

We utilize long-term equity awards to align executive compensation and performance, incentivize the advancement of our critical business objectives, promote the creation of long-term shareholder value, and reward, incentivize and retain our employees. Consistent with this approach, a significant portion of our named executive officers’ total annual compensation is in the form of long-term equity awards. Our annual equity grant is typically made during February of each year, following the completion of our annual performance assessment cycle, the announcement of the Company’s year-end financial results and the re-opening of the Company’s window to trade in Company securities (generally 48 hours after the announcement of the year-end financial results).

2022 Equity Incentive Mix – Performance Awards for all Named Executive Officers

The Compensation Committee annually considers the appropriate mix of equity awards for our named executive officers and incorporates performance-vesting equity awards when it determines that such awards would incentivize performance without promoting excessive risk taking that could adversely impact the Company or its research, development or commercialization of pharmaceutical products. To better align the interests of management with those of our shareholders, the Compensation Committee has enhanced the link between pay and performance by incorporating PRSUs into the annual equity grants awarded to all employees at senior vice president level and above, including all of our named executive officers.

In February 2022, the Compensation Committee granted the following mix of performance-vesting and time-vesting equity awards to each of our named executive officers as part of our 2022 annual equity grant:

●

for our CEO, approximately 52% of his total target equity award value was in the form of PRSUs that vest, if earned, following a three-year performance period, with his remaining target equity award value comprised of time-vesting stock options that vest in four equal annual installments commencing on the first anniversary of the grant date; and

●

for our other named executive officers, approximately 25% of their total target equity award value was in the form of PRSUs that vest, if earned, following a three-year performance period, with their remaining target equity award value comprised of approximately 25% time-vesting restricted stock unit awards (“RSUs”) and approximately 50% time-vesting stock options, all of which vest over four equal annual installments commencing on the first anniversary of the grant date.

2022 LTIP Design In Line with Shareholder Feedback

In designing the 2022 LTIP, the Compensation Committee sought to further enhance the alignment between pay and performance. In this context, the 2022 LTIP included the following features, as illustrated in the chart below:

●	PRSUs subject to multiple objective, performance-based goals, including a financial goal (40% weighting), commercial goals (30% weighting) and pipeline goals (30% weighting);
●	a three-year performance period for achievement of each of the performance goals; and
●

a relative TSR modifier tied to share price performance (as compared to the Nasdaq Biotechnology Index) over the three-year performance period, the impact of which may be to increase or decrease the total number of vested shares underlying the PRSUs by up to 25%.

Performance goals and relative weightings aligned with strategic focus and creation of shareholder value. In establishing the 2022 LTIP performance goals and relative weightings, the Compensation Committee took into account the Company’s prior year performance (including share price performance) and the Company’s ongoing and future strategic areas of focus.

The Compensation Committee identified potential financial, commercial and development goals over the upcoming three-year period that it believed would be appropriately challenging for the Company, the achievement of which would require continued cost management, strong commercial and R&D performance and a high level of effort and execution by our named executive officers. These goals are reflected in (1) commercial performance objectives related to sales of our proprietary commercial products, (2) pipeline performance goals related to the successful development of certain of our early-stage and late-stage development candidates and (3) consistent with the Company’s focus on profitability, a financial performance goal reflecting the Company’s announced long-term profitability target for FY 2024 of non-GAAP net income margin in the range of 15% to 20% of the Company’s total revenues. See the section entitled “GAAP to Non-GAAP Reconciliation” on page 39 of this Amendment for information regarding this non-GAAP financial target.

Distinct performance goals. When establishing the 2022 LTIP performance goals, the Compensation Committee differentiated the goals from the objectives utilized in the 2022 STIP to emphasize distinct annual and longer-term strategic goals and focus our named executive officers on achievement of critical measures of both short-term and long-term performance. As a result, the performance goals that comprise the 2022 LTIP are distinct from those utilized in the 2022 STIP.

Vesting and TSR Modifier. The 2022 LTIP PRSUs vest based on the Compensation Committee’s determination, following the end of the three-year performance period, of the level of achievement of each of the performance goals, with corresponding payouts ranging from 0% to 150% of the target number of shares based on the level of achievement of the performance goals, with ultimate vesting subject to the relative TSR modifier.

2022 PRSUs
30%
COMMERCIAL GOALS
Compound Annual Growth Rate for VIVITROL and ARISTADA
Unit Sales for LYBALVI
Threshold: 50% of weighting
Target: 100% of weighting
Stretch: 150% of weighting
3-YEAR PERFORMANCE PERIOD
40%
FINANCIAL GOAL
Long-term Profitability
Below Target: 0% of weighting
Target: 100% of weighting
Stretch: 150% of weighting
30%
PIPELINE GOALS
Advancement of Early-stage and Late-stage Development Candidates
Threshold: 50% of weighting
Target: 100% of weighting
Stretch: 150% of weighting
↑↓ 25% Relative TSR Modifier

How Sizes of Annual Equity Grant Awards Were Determined in 2022

The Compensation Committee grants all equity awards to our named executive officers based on an aggregate target dollar value for each award.

Determination of 2022 Target Award Values

In February 2022, in determining the target aggregate dollar value of the equity awards to be granted to each of our named executive officers for 2022, the Compensation Committee took the following into consideration: (i) comparable peer group equity award value data provided by the Compensation Consultant, generally targeting the 50th percentile of such peer group (see “2022 Peer Group” on page 19 of this Amendment), with adjustments for individual named executive officers below or above this 50th percentile based on the criticality of each executive’s skillset and expected future contributions; (ii) the overall equity position of each executive and the retentive value of such overall equity position given our share price; and (iii) the performance of the Company in 2021, including share price performance. For named executive officers other than Mr. Pops, the Compensation Committee also took into consideration the recommendations of Mr. Pops based on his assessment of their individual performance in 2021.

In August 2022, in connection with Mr. Gaffin’s promotion in July 2022 to Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary, and in recognition of his increased responsibilities within, and criticality and expected contributions to, the Company, the Compensation Committee granted Mr. Gaffin a promotion equity grant that served to more closely align his total target annual equity award value for 2022 with that of the other named executive officers at the executive vice president level. This grant was comprised of 50% time-vesting stock options, 25% PRSUs (under the 2022 LTIP) and 25% time-vesting RSUs, consistent with the annual grant equity mix for named executive officers other than the CEO. For additional information about Mr. Gaffin’s promotion equity grant awards, see the 2022 Grants of Plan-Based Awards table on page 42 of this Amendment and the section entitled “Potential Payments upon Termination or Change in Control” beginning on page 47 of this Amendment.

Conversion into Share Amounts

The Compensation Committee converts the target aggregate dollar value of each award into a number of underlying ordinary shares using per share value based on the closing price of our ordinary shares on the Nasdaq Global Select Market on the date of grant and, for awards of stock options, the Black-Scholes valuation model. Based upon the factors and methodology discussed above, the Compensation Committee granted the following awards to each of our named executive officers in 2022:

Named Executive Officer	Time-Vesting Stock Options	Time-Vesting Restricted Stock Unit Awards	Performance-Vesting Restricted Stock Unit Awards
Richard F. Pops	299,044	—	193,382
Iain M. Brown	99,682	24,921	24,921
David J. Gaffin(1)	128,494	32,820	32,820
Craig C. Hopkinson, M.D.	139,554	34,889	34,889
Blair C. Jackson	139,554	34,889	34,889
(1)	Amounts shown for Mr. Gaffin include time-vesting stock options, time-vesting RSUs and PRSUs granted in February 2022 as part of the annual grant and in August 2022 in connection with his promotion.

For additional information about the equity awards granted to our named executive officers in 2022, see the 2022 Grants of Plan-Based Awards table on page 42 of this Amendment. These awards are subject to early vesting in certain circumstances as described in the 2018 Plan and in the section entitled “Potential Payments upon Termination or Change in Control” beginning on page 47 of this Amendment.

Prior Year LTIP Achievements

2020 LTIP Achievements

In February 2020, the Compensation Committee granted PRSUs (the “2020 PRSUs”) to all employees at senior vice president level and above, including each of our named executive officers. As shown in the below chart, the 2020 PRSUs were eligible to vest based on the achievement of specified commercial and pipeline goals over a three-year performance period, and were subject to a relative TSR modifier tied to relative share price performance (as compared to the Nasdaq Biotechnology Index) over the three-year performance period. The TSR modifier could increase or decrease the total number of vested shares underlying the 2020 PRSUs by up to 25%. The performance period for the 2020 PRSUs ended on December 31, 2022.

Pipeline Goals Determination

As previously disclosed, in September 2021, the Compensation Committee determined that the Company had achieved two of the three pipeline goals underlying the 2020 PRSUs, resulting in 75% of the target number of shares underlying the pipeline portion of the 2020 PRSUs (or 37.5% of the total target number of shares underlying the 2020 PRSUs) vesting upon such determination of achievement, with the remaining 25% of the target number of shares underlying the pipeline portion of the 2020 PRSUs (or 12.5% of the total target number of shares underlying the 2020 PRSUs) vesting in February 2023 on the third anniversary of the grant date.

In December 2022, the Compensation Committee determined that the Company had achieved the third of the three pipeline goals underlying the 2020 PRSUs, resulting in an additional 50% of the target number of shares underlying the pipeline portion of the 2020 PRSUs (or 25% of the total target number of shares underlying the 2020 PRSUs) vesting in February 2023 on the third anniversary of the grant date.

2020 PRSUs	Weighting (as % of all PRSUs awarded)	Achievements / Date of Determination	Total Vested (as % of all PRSUs awarded)

Pipeline Goals

1.Deliver topline results from a phase 1 proof of pharmacology study of early-stage candidate

2.Advance ALKS 4230 into a registrational study

3.Submit an Investigational New Drug (IND) application or equivalent for two proprietary product candidates

50% weighting

September 2021

✓ Delivered topline results, including pharmacology data, from Phase 1 Single Ascending Dose study of early-stage candidate

✓ Advanced nemvaleukin alfa (formerly ALKS 4230) into mucosal melanoma registrational study

50% vested (37.5% in September 2021 and 12.5% in February 2023)
		December 2022 ✓ IND or equivalent submitted for (i) early-stage candidate and (ii) ALKS 2680	Additional 25% vested (February 2023)

Commercial Goal Determination

Following the end of the performance period, the Compensation Committee assessed achievement against the commercial performance goal, which consisted of a combined compound annual growth rate for VIVITROL and ARISTADA, with pre-specified threshold, target and stretch levels of achievement. On a product-by-product basis, ARISTADA’s compound annual growth rate over the three-year period exceeded the stretch level of achievement, and VIVITROL’s compound annual growth rate was between the threshold and target levels in both 2021 and 2022, but did not reach the threshold level in 2020 due to the significant impacts of COVID-19 on the treatment landscape. Taken together, the combined compound annual growth rate for VIVITROL and ARISTADA did not meet the threshold level of achievement over the three-year performance period. This commercial performance goal, upon which 50% of the total target number of shares underlying the 2020 PRSUs was conditioned, was not adjusted in any manner to reflect the negative impact of the COVID-19 pandemic on sales of the Company’s injectable products. As a result, 0% of the shares underlying the commercial portion of the 2020 PRSUs vested.

TSR Modifier Calculation

In February 2023, the relative TSR multiplier was applied to the total number of shares underlying the 2020 PRSUs that vested or were scheduled to vest on the third anniversary of the grant date. It was determined, and confirmed through a certification by the Compensation Consultant, that the Company’s total shareholder return over the three-year performance period was slightly above the 73rd percentile of the Nasdaq Biotechnology Index, resulting in upward modification of approximately 23% of the total number of vested shares underlying the 2020 PRSUs.

2020 PRSUs	Performance Period	Comparator Index	At or Below 25th Percentile	Between 25th and 75th Percentile	At or Above 75th Percentile
Relative TSR Modifier	Jan. 1, 2020 to Dec. 31, 2022	Nasdaq Biotechnology Index (the “IBB Index”)	Reduced by 25%	Reduced / Increased by 1% for every percent that the Company falls below/ above 50th percentile	Increased by 25%
Company Percentile Compared to IBB Index: 73rd			Resulting Modifier = Increase total vested shares by 23.28%

Overall Achievement

The final achievement under the 2020 PRSUs over the three-year performance period was as follows:

2020 PRSUs	% Weighting	Achievement Level	Vesting Schedule	Total Vested (as % of all PRSUs awarded)
Pipeline Goals	50% weighting	2 of 3 goals achieved (Sept 2021)	37.5% in Sept 2021 12.5% in February 2023	75%
		3rd of 3 goals achieved (Dec 2022)	Additional 25% in February 2023
Commercial Goal	50% weighting	Below Threshold	None	0%
Payout (% of Target)				75%
				x
Relative TSR Modifier	+/- 25% multiplier	73rd percentile of IBB Index	February 2023	1.2328x
Actual Payout (% of Target)				92.46%

This final achievement resulted in the following PRSU shares vesting for each of our named executive officers:

Named Executive Officer	2020 PRSU Target Shares	2020 PRSUs Total Earned Shares*
Richard F. Pops	217,817	201,395
Iain M. Brown	18,356	16,970
David J. Gaffin	28,145	26,023
Craig C. Hopkinson, M.D.	40,382	37,338
Blair C. Jackson	18,356	16,970

* Total earned shares amount is inclusive of all shares vested in September 2021 and all shares vested in February 2023.

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

* First measurement date is the date that is at least five (5) full years from the date of initial election to the Board or designation as an officer, as applicable.

For purposes of determining the value of shares owned by a Board member or officer under our Share Ownership and Holding Guidelines, we include the value of all shares directly or beneficially owned by such Board member or officer and the value of all unvested time-vesting restricted stock unit awards held by such Board member or officer. Unexercised stock options, whether vested or unvested, and unvested performance-vesting restricted stock unit awards are not included in determining the value of shares owned pursuant to these Share Ownerhsip and Holding Guidelines. We assess compliance with our Share Ownership and Holding Guidelines annually on the first business day of each year, using the 60-day trailing average closing price of our shares as of such date as the value of our shares for measurement purposes.

Our Share Ownership and Holding Guidelines require that each “officer” (as defined in Section 16a-1(f) of the Exchange Act) retain 50% of the shares that they acquire upon the vesting of restricted stock unit awards and/or the exercise of stock options (net of tax liability and any amounts used to pay exercise price, as applicable) until such officer meets their required level of share ownership value.

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

Clawback Policy

Our Clawback Policy is applicable to our current and former “officers” (as defined in Section 16a-1(f) of the Exchange Act), including our named executive officers. Our Clawback Policy applies to certain cash-based compensation in addition to equity-based compensation.

Under the Clawback Policy, in the event the Board determines that (i) an officer engaged in fraud or intentional misconduct that requires a material restatement of our financial results, and (ii) such fraud or intentional misconduct resulted in an incorrect determination that an incentive compensation performance goal had been achieved, then (iii) the Board may take appropriate action to recoup from such officer any equity-based incentive compensation awarded on or after March 23, 2016 and any cash-based incentive compensation awarded on or after May 19, 2021 that the Board determines had been paid to such officer as a result of such incorrect determination during the three-year period preceding the filing of such material restatement of our financial results.

A current copy of our Clawback Policy can be found on the Corporate Governance page of the Investors section of our website at www.alkermes.com.

As we are a Nasdaq-listed company, we will monitor Nasdaq’s mandated adoption of a new clawback listing standard, and plan to amend our Clawback Policy or adopt a new clawback policy, as appropriate, for compliance with the standard adopted.

Retirement Benefits

The terms of our 401(k) Savings Plan (“401(k) Plan”) provide for broad-based participation by our executive officers and eligible employees resident in the U.S. Under the 401(k) Plan, all of our U.S. employees are eligible to receive matching contributions from the Company. Our matching contribution for the 401(k) Plan for 2022 was as follows: dollar for dollar on each participant’s eligible compensation up to a maximum of 5% of such compensation, subject to applicable U.S. federal limits.

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 – Stock Compensation, or ASC 718, the Company is required to estimate and record an expense for each award of equity-based compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis in accordance with ASC 718.

Equity Grant Timing

Annual equity grants to employees, including grants to executive officers, are typically granted on a date that is after the announcement of the Company’s year-end financial results and after the Company’s window to trade in Company securities has reopened (generally 48 hours after the announcement of such financial results). As a result, the timing of our annual equity award grant is not coordinated in a manner that intentionally benefits our executive officers.

Our Compensation Committee may also approve equity grants at other times during the year, in connection with significant personnel events, such as for new hires and in connection with promotions. New hire and promotion equity grants are typically granted on the first Wednesday following the first Monday (or the first business day thereafter if such Wednesday is a holiday for which Nasdaq is closed) of each month.

For information about non-employee director equity compensation, see the discussion in the section entitled “Non-Employee Director Compensation Program—Equity Compensation” on page 50 of this Amendment. For additional information about our equity compensation plans, see the section entitled “Equity Compensation Plan Information” on page 54 of this Amendment.

Risk Assessment Concerning Compensation Practices and Policies

The Compensation Committee, at the direction of the Board, reviewed our 2022 compensation policies and practices and concluded that these policies and practices, as structured, do not promote excessive risk-taking behavior by reporting officers of the Company or increase risk to the Company, and are not reasonably likely to have a material adverse effect on the Company.

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

The Compensation Committee also asked its independent compensation consultant to do a specific risk assessment of the Company’s 2022 annual cash incentive plan, 2022 long-term equity incentive plan, and the independent compensation consultant determined there to be a low risk level under each of the factors assessed for both such plans.

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

The Compensation Committee of the Board, which is comprised solely of (i) independent directors within the meaning of applicable Nasdaq Rules, (ii) outside directors within the meaning of Section 162 of the Code, and (iii) non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, has reviewed and discussed with management the Compensation Discussion and Analysis section to be included in the Company’s annual report and/or proxy statement for 2022. In reliance on the reviews and discussions referred to above, the Compensation Committee has approved the Compensation Discussion and Analysis, and the Board has approved the Compensation Discussion and Analysis for inclusion in the Company’s annual report and/or proxy statement for 2022.

Respectfully submitted by the Compensation Committee,

Nancy J. Wysenski (Chair)

Richard B. Gaynor, M.D.

Brian P. McKeon

For more information about the Compensation Committee and its charter, see the Corporate Governance page of the Investors section of our website at www.alkermes.com.

Compensation Committee Interlocks and Insider Participation

The directors who served as members of the Compensation Committee during 2022 were Richard B. Gaynor, M.D., Brian P. McKeon and Nancy J. Wysenski, none of whom is currently, or ever has been, an officer or employee of the Company, or had any relationship that is required to be disclosed in this Amendment as a transaction with a related party. During 2022, none of our executive officers served as a member of the board of directors or the compensation committee (or other board committee performing equivalent functions) of any entity that had one or more of its executive officers serving on our Compensation Committee or our Board.

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

A reconciliation of GAAP net loss to non-GAAP net income, as provided in this Amendment is as follows:

Condensed Consolidated Statements of Operations - GAAP	Year Ended
(In thousands)	December 31, 2022
Net Loss — GAAP	$(158,267)
Adjustments:
Share-based compensation expense	94,253
Depreciation expense	41,498
Amortization expense	36,363
Legal settlement	15,905
Separation expense	1,355
Income tax effect related to reconciling items	2,254
Non-cash net interest expense	466
Change in the fair value of contingent consideration	24,032
Non-GAAP Net Income	$57,859

NON-GAAP FINANCIAL TARGETS

This Amendment includes information about certain non-GAAP financial targets, including non-GAAP net income margin (non-GAAP net income/total revenue). This non-GAAP financial measure is not prepared in accordance with GAAP, is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP net income adjusts for certain one-time and non-cash charges by excluding from GAAP results: share-based compensation expense; amortization; depreciation; non-cash net interest expense; certain other one-time or non-cash items; and the income tax effect of these reconciling items.

Executive Compensation Tables

Summary Compensation Table

The following table presents and summarizes the compensation paid to, or earned by, our named executive officers for 2022 and, to the extent required by SEC disclosure rules, 2021 and 2020:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)(2)	(f)(3)	(g)(4)	(h)	(i)(5)	(j)
Richard F. Pops	2022	1,144,631		—	4,157,121	3,852,539	1,144,631	—	15,250	10,314,172
Chairman and Chief Executive Officer	2021	1,105,923		—	3,101,695	3,463,250	1,161,220	—	14,500	8,846,588
	2020	1,073,712		—	2,551,714	3,489,121	912,655	—	14,500	8,041,702
Iain M. Brown	2022	550,000		—	1,160,755	1,284,189	302,500	—	15,250	3,312,694
Senior Vice President, Chief Financial Officer	2021	500,000		—	933,373	1,151,296	287,500	—	14,500	2,886,669
David J. Gaffin	2022	614,201	(1)	—	1,533,595	1,682,506	446,400	—	15,250	4,291,952
Executive Vice President, Chief Legal Officer,	2021	586,250		—	975,790	1,203,632	337,094	—	14,500	3,117,266
Chief Compliance Officer and Secretary	2020	569,250		—	904,709	1,145,513	256,163	—	14,500	2,890,136
Craig C. Hopkinson, M.D.	2022	693,000		—	1,625,016	1,797,854	415,800	—	15,250	4,546,920
Executive Vice President, Research and	2021	670,000		—	1,612,178	1,988,600	442,200	—	14,500	4,727,478
Development and Chief Medical Officer	2020	650,000		—	1,298,079	1,643,556	351,000	—	14,500	3,957,135
Blair C. Jackson	2022	600,000		—	1,625,016	1,797,854	432,000	—	15,250	4,470,120
Executive Vice President, Chief Operating Officer	2021	540,000		—	1,272,775	1,569,949	372,600	—	14,500	3,769,824

Notes to Summary Compensation Table

(1)	This amount reflects a base salary of $607,250 prior to Mr. Gaffin’s July 2022 promotion and a base salary of $620,000 following such promotion.
(2)

The amounts in column (e) reflect the aggregate grant date fair value of stock awards granted during 2022, 2021 and 2020, as indicated, computed in accordance with ASC 718. The weighted average grant date fair values of stock awards granted during these years are included in footnote 14 “Share-Based Compensation” to our consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report.

Included in the stock awards granted to the named executive officers in 2022 are PRSUs, which, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period and are subject to a relative TSR modifier at the end of the performance period (the “2022 PRSUs”). For additional detail regarding the 2022 PRSUs, see the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. The grant date fair value of these performance-vesting restricted stock unit awards was determined in accordance with ASC 718 based upon the then-probable outcome as of the date of grant of each of the performance conditions underlying such awards and, because of the market condition component of the awards, was computed using a Monte Carlo simulation. Assuming on the date of grant that the highest level of performance would be achieved, the fair value of the 2022 PRSUs as calculated in accordance with ASC 718 was $11,135,177, $1,434,982, $1,897,962, $2,008,952 and $2,008,952 for Messrs. Pops, Brown and Gaffin, Dr. Hopkinson and Mr. Jackson, respectively.

(3)

The amounts in column (f) reflect the aggregate grant date fair value of option awards granted during 2022, 2021 and 2020, as indicated, computed in accordance with ASC 718. The assumptions used in the calculation of the fair value of option awards granted by us during these periods are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report under the heading “Share-Based Compensation”. For additional details regarding the equity granted to our named executive officers in 2022, see the discussion in the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment.

(4)

The amounts in column (g) reflect the performance cash awards paid to our named executive officers for services performed during 2022, 2021 and 2020, as indicated, pursuant to the Alkermes plc Affiliated Company 2022 Reporting Officer Performance Pay Plan (the “2022 Performance Pay Plan”), the Alkermes plc Affiliated Company 2021 Reporting Officer Performance Pay Plan and the Alkermes plc Affiliated Company 2020 Reporting Officer Performance Pay Plan, respectively. The performance cash award amounts paid to our named executive officers for services in 2022 as compared to their target performance cash awards for 2022 reflect 100% of target for Mr. Pops and Dr. Hopkinson, 110% of target for Mr. Brown and 120% of target for Messrs. Gaffin and Jackson.

(5)	The amounts in column (i) reflect the Company’s match on contributions made by the named executive officers to our 401(k) Plan.

2022 Grants of Plan-Based Awards Table

The following table presents information on all grants of plan-based awards made in 2022 to our named executive officers:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Grant Action Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Shares or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)
(a)	(b)	(b)(1)	(c)	(d)(2)	(e)(2)	(f)	(g)(3)	(h)(3)	(i)(4)	(j)(5)	(k)	(l)(6)
Richard F. Pops	2/18/2022	2/14/2022	—	—	—	—	—	—	—	299,044	25.08	3,852,539
	2/18/2022	2/14/2022	—	—	—	—	193,382	362,591	—	—	—	4,157,121
	N/A	N/A	—	1,144,631	2,289,262	—	—	—	—	—	—	—
Iain M. Brown	2/18/2022	2/14/2022	—	—	—	—	—	—	24,921	—	—	625,019
	2/18/2022	2/14/2022	—	—	—	—	—	—	—	99,682	25.08	1,284,189
	2/18/2022	2/14/2022	—	—	—	—	24,921	46,727	—	—	—	535,736
	N/A	N/A	—	275,000	550,000	—	—	—	—	—	—	—
David J. Gaffin	2/18/2022	2/14/2022	—	—	—	—	—	—	24,921	—	—	625,019
	2/18/2022	2/14/2022	—	—	—	—	—	—	—	99,682	25.08	1,284,189
	2/18/2022	2/14/2022	—	—	—	—	24,921	46,727	—	—	—	535,736
	8/3/2022	8/1/2022	—	—	—	—	—	—	7,899	—	—	200,003
	8/3/2022	8/1/2022	—	—	—	—	—	—	—	28,812	25.32	398,317
	8/3/2022	8/1/2022	—	—	—	—	7,899	14,811	—	—	—	172,837
	N/A	N/A	—	372,000	744,000	—	—	—	—	—	—	—
Craig C. Hopkinson, M.D.	2/18/2022	2/14/2022	—	—	—	—	—	—	34,889	—	—	875,016
	2/18/2022	2/14/2022	—	—	—	—	—	—	—	139,554	25.08	1,797,854
	2/18/2022	2/14/2022	—	—	—	—	34,889	65,417	—	—	—	750,000
	N/A	N/A	—	415,800	831,600	—	—	—	—	—	—	—
Blair C. Jackson	2/18/2022	2/14/2022	—	—	—	—	—	—	34,889	—	—	875,016
	2/18/2022	2/14/2022	—	—	—	—	—	—	—	139,554	25.08	1,797,854
	2/18/2022	2/14/2022	—	—	—	—	34,889	65,417	—	—	—	750,000
	N/A	N/A	—	360,000	720,000	—	—	—	—	—	—	—

Notes to 2022 Grants of Plan-Based Awards Table

(1)	The Grant Action Date represents the date on which the Compensation Committee took action to grant the applicable award.
(2)

Represents the target and maximum amounts that could have been earned by each named executive officer under the 2022 Performance Pay Plan for the performance period of January 1, 2022 to December 31, 2022. The cash performance pay range for Mr. Pops was 0% to 200% of base salary with a target cash performance pay of 100% of base salary in effect at the time of award. The cash performance pay range for Dr. Hopkinson and Messrs. Gaffin and Jackson was 0% to 120% of base salary with a target cash performance pay of 60% of base salary in effect at the time of award. The cash performance pay range for Mr. Brown was 0% to 100% of base salary with a target cash performance pay of 50% of base salary in effect at the time of award. There are no other applicable estimated future payouts under non-equity incentive plan awards for our named executive officers under the 2022 Performance Pay Plan. For more information, see the discussion in the section entitled “Short-Term Incentive Compensation – Annual Cash Performance Pay” beginning on page 22 of this Amendment, and see the Summary Compensation Table on page 40 of this Amendment for the actual cash performance pay amounts paid to our named executive officers for performance during 2022.

(3)

Represents the target and maximum payouts for the 2022 PRSUs granted under the 2018 Plan that, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period and are subject to a relative TSR modifier at the end of the same performance period. For additional detail, see the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. No dividend equivalents are paid on unvested restricted stock unit awards.

(4)

Represents time-vesting restricted stock unit awards granted under the 2018 Plan, which vest in four equal annual installments commencing on the first anniversary of the grant date. No dividend equivalents are paid on unvested restricted stock unit awards.

(5)

Represents time-vesting stock options granted under the 2018 Plan, which vest in four equal annual installments commencing on the first anniversary of the grant date. Certain of the stock options qualify as incentive stock options under Section 422 of the Code.

(6)

Represents the estimated grant date fair value of stock options and restricted stock unit awards granted to the named executive officers during 2022 computed in accordance with ASC 718. Assumptions used in the calculation of the fair value of option awards granted by us during 2022 are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report under the heading “Share-Based Compensation”. There can be no assurance that the stock options will be exercised (in which case no value will be realized by the optionee) or that the value realized upon exercise or settlement of a restricted stock unit award will equal the grant date fair value.

Narrative Disclosure to Summary Compensation Table and 2022 Grants of Plan-Based Awards Table

Employment Agreements.  Each of our named executive officers has entered into a written employment agreement with us that provides for payment of base salary, eligibility for cash incentive compensation, participation in incentive compensation plans and employee benefit programs and potential severance benefits. For additional information regarding the base salaries, annual cash performance and long-term equity opportunities for our named executive officers, see the section entitled “Compensation Discussion and Analysis” beginning on page 12 of this Amendment. For additional information regarding severance benefits provided under the employment agreements for our named executive officers, see the section entitled “Potential Payments upon Termination or Change in Control” beginning on page 47 of this Amendment.

Base Salaries. For information regarding 2022 base salaries for our named executive officers, see the section entitled “Base Salary” on page 22 of this Amendment.

Annual Cash Performance Pay Awards. Under our reporting officer performance pay plans, our named executive officers are eligible to receive an annual cash performance pay award based on the Company’s performance against its corporate objectives and, for named executive officers other than the CEO, the contributions of each named executive officer to the achievement of our corporate objectives and such named executive officer’s individual performance. For additional information regarding 2022 annual cash performance pay awarded to our named executive officers, see the section entitled “Short-Term Incentive Compensation – Annual Cash Performance Pay” beginning on page 22 of this Amendment.

Equity Awards. Our 2018 Plan provides for the grant of stock options and stock awards to our eligible named executive officers, employees, non-employee directors and consultants. In 2022, we granted to our named executive officers time-vesting stock options and time-vesting restricted stock unit awards that vest in four equal annual installments commencing on the first anniversary of the grant date; we also granted performance-vesting restricted stock unit awards that, in order to vest, require achievement of certain financial, commercial and pipeline performance goals that are in line with our long-term business strategy over a three-year performance period and are subject to a relative TSR modifier at the end of the performance period. For additional information regarding our 2018 Plan, see the description of our 2018 Plan set forth in Proposal 4 and the summaries that follow in our 2022 definitive proxy statement filed with the SEC on June 6, 2022 (the “2022 Proxy Statement”), and for additional information regarding the equity awards granted to our named executive officers in 2022, see the 2022 Grants of Plan-Based Awards table and related footnotes above and the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment.

No Option or SAR Repricing. Our 2018 Plan explicitly prohibits repricing of options and stock appreciation rights in any manner without shareholder approval, including cancelling awards in exchange for cash or another award under the 2018 Plan, and we did not engage in any repricings or other modifications to any of our named executive officer equity awards during the year ended December 31, 2022.

Other Compensatory Arrangements. See the section entitled “Additional Compensation Information” beginning on page 32 of this Amendment for a description of other compensatory arrangements and policies applicable to our named executive officers, including our Share Ownership and Holding Guidelines, our Clawback Policy and our retirement and other benefits.

Outstanding Equity Awards at 2022 Year End

The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2022:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)(1)	(c)	(d)		(e)	(f)(2)	(g)(3)		(h)(13)	(i)		(j)(13)
Richard F. Pops	—	—	—		—	—	32,400	(4)	846,612	—		—
	—	—	—		—	—	119,713	(9)	3,128,101	—		—
	—	—	—		—	—	—		—	157,882	(10)	4,125,457
	—	—	—		—	—	—		—	135,368	(11)	3,537,166
	300,000	—	—		33.72	5/28/2023	—		—	—		—
	230,000	—	—		47.16	3/3/2024	—		—	—		—
	200,000	—	—		71.23	2/26/2025	—		—	—		—
	300,000	—	—		32.27	2/28/2026	—		—	—		—
	200,000	—	—		54.57	2/17/2027	—		—	—		—
	295,000	—	—		67.26	2/16/2028	—		—	—		—
	90,750	30,250	382,200	(12)	32.57	2/21/2029	—		—	—		—
	179,233	179,233	—		20.43	2/20/2030	—		—	—		—
	85,546	256,641	—		19.73	2/22/2031	—		—	—		—
	—	299,044	—		25.08	2/18/2032	—		—	—		—
Iain M. Brown	—	—	—		—	—	4,800	(4)	125,424	—		—
	—	—	—		—	—	9,178	(5)	239,821	—		—
	—	—	—		—	—	20,908	(6)	546,326	—		—
	—	—	—		—	—	24,921	(7)	651,186	—		—
	—	—	—		—	—	10,086	(9)	263,547	—		—
	—	—	—		—	—	—		—	19,515	(10)	509,927
	—	—	—		—	—	—		—	17,445	(11)	455,838
	30,000	—	—		33.72	5/28/2023	—		—	—		—
	25,000	—	—		47.16	3/3/2024	—		—	—		—
	17,750	—	—		71.23	2/26/2025	—		—	—		—
	36,000	—	—		32.27	2/28/2026	—		—	—		—
	40,000	—	—		54.57	2/17/2027	—		—	—		—
	38,000	—	—		67.26	2/16/2028	—		—	—		—
	55,875	18,625	—		32.57	2/21/2029	—		—	—		—
	38,376	38,377	—		20.43	2/20/2030	—		—	—		—
	28,438	85,316	—		19.73	2/22/2031	—		—	—		—
	—	99,682	—		25.08	2/18/2032	—		—	—		—
David J. Gaffin	—	—	—		—	—	6,875	(4)	179,644	—		—
	—	—	—		—	—	14,073	(5)	367,727	—		—
	—	—	—		—	—	21,858	(6)	571,150	—		—
	—	—	—		—	—	24,921	(7)	651,186	—		—
	—	—	—		—	—	7,899	(8)	206,401
	—	—	—		—	—	15,468	(9)	404,179	—		—
	—	—	—		—	—	—		—	20,401	(10)	533,078
	—	—	—		—	—	—		—	17,445	(11)	455,838
	—	—	—		—	—	—		—	5,529	(11)	144,473
	30,000	—	—		33.72	5/28/2023	—		—	—		—
	25,000	—	—		47.16	3/3/2024	—		—	—		—
	17,750	—	—		71.23	2/26/2025	—		—	—		—
	36,000	—	—		32.27	2/28/2026	—		—	—		—
	40,000	—	—		54.57	2/17/2027	—		—	—		—
	54,500	—	—		67.26	2/16/2028	—		—	—		—
	80,025	26,675	—		32.57	2/21/2029	—		—	—		—
	58,844	58,844	—		20.43	2/20/2030	—		—	—		—
	29,731	89,194	—		19.73	2/22/2031	—		—	—		—
	—	99,682	—		25.08	2/18/2032	—		—	—		—
	—	28,812	—		25.32	8/3/2032	—		—	—		—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)(1)	(c)	(d)	(e)	(f)(2)	(g)(3)		(h)(13)	(i)		(j)(13)
Craig C. Hopkinson, M.D.	—	—	—	—	—	6,875	(4)	179,644	—		—
	—	—	—	—	—	20,191	(5)	527,591	—		—
	—	—	—	—	—	36,114	(6)	943,659	—		—
	—	—	—	—	—	34,889	(7)	911,650	—		—
	—	—	—	—	—	22,195	(9)	579,955	—		—
	—	—	—	—	—	—		—	33,707	(10)	880,764
	—	—	—	—	—	—		—	24,423	(11)	638,173
	80,000	—	—	59.57	6/7/2027	—		—	—		—
	54,500	—	—	67.26	2/16/2028	—		—	—		—
	80,025	26,675	—	32.57	2/21/2029	—		—	—		—
	84,428	84,428	—	20.43	2/20/2030	—		—	—		—
	49,121	147,363	—	19.73	2/22/2031	—		—	—		—
	—	139,554	—	25.08	2/18/2032	—		—	—		—
Blair C. Jackson	—	—	—	—	—	4,800	(4)	125,424	—		—
	—	—	—	—	—	9,178	(5)	239,821	—		—
	—	—	—	—	—	28,511	(6)	744,992	—		—
	—	—	—	—	—	34,889	(7)	911,650	—		—
	—	—	—	—	—	10,086	(9)	263,547	—		—
	—	—	—	—	—	—		—	26,610	(10)	695,319
	—	—	—	—	—	—		—	24,423	(11)	638,173
	40,000	—	—	33.72	5/28/2023	—		—	—		—
	30,000	—	—	47.16	3/3/2024	—		—	—		—
	23,500	—	—	71.23	2/26/2025	—		—	—		—
	45,000	—	—	32.27	2/28/2026	—		—	—		—
	35,000	—	—	54.57	2/17/2027	—		—	—		—
	38,000	—	—	67.26	2/16/2028	—		—	—		—
	55,875	18,625	—	32.57	2/21/2029	—		—	—		—
	38,376	38,377	—	20.43	2/20/2030	—		—	—		—
	38,779	116,340	—	19.73	2/22/2031	—		—	—		—
	—	139,554	—	25.08	2/18/2032	—		—	—		—

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

(4)	Time-vesting restricted stock unit awards granted on February 21, 2019 under the 2018 Plan.
(5)	Time-vesting restricted stock unit awards granted on February 20, 2020 under the 2018 Plan.
(6)	Time-vesting restricted stock unit awards granted on February 22, 2021 under the 2018 Plan.
(7)	Time-vesting restricted stock unit awards granted on February 18, 2022 under the 2018 Plan.
(8)	Time-vesting restricted stock unit awards granted on August 3, 2022 under the 2018 Plan.

(9)

Performance-vesting restricted stock unit awards granted on February 20, 2020 under the 2018 Plan that, in order to vest, required achievement of certain commercial and pipeline performance conditions over a three-year performance period ending on December 31, 2022 and were subject to a relative TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “2020 LTIP Achievements” beginning on page 33 of this Amendment. The amounts shown in column (g) represent actual shares earned for the performance period ending December 31, 2022 but not yet vested as of December 31, 2022, which shares subsequently vested on February 20, 2023. Such shares were earned based on achievement of the stretch level of performance for the pipeline performance conditions underlying the performance-vesting restricted stock unit awards and application of the relative TSR modifier. No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with the Company is terminated for any reason, except in the event of death, permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), performance-vesting restricted stock unit awards are forfeited on the date of termination.

(10)

Performance-vesting restricted stock unit awards granted on February 22, 2021 under the 2018 Plan that, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period ending on December 31, 2023 and that are subject to a relative TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of our 2022 Proxy Statement. As of December 31, 2022, none of the performance criteria underlying these performance-vesting restricted stock unit awards have been achieved. As such, the amounts shown reflect threshold achievement under the commercial and pipeline performance condition portions of the restricted stock unit awards and target achievement of the financial performance condition portion of the restricted stock unit awards (as there was no threshold earning opportunity for such portion of the award). No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with the Company is terminated for any reason, except in the event of death, permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), performance-vesting restricted stock unit awards are forfeited on the date of termination.

(11)

Performance-vesting restricted stock unit awards granted on February 22, 2022 and August 3, 2022 under the 2018 Plan that, in order to vest, require achievement of certain financial, commercial and pipeline performance conditions over a three-year performance period ending on December 31, 2024 and that are subject to a relative TSR modifier at the end of the performance period. For additional detail, see the discussion in the section entitled “Long-Term Incentive Compensation – Annual Equity Grant” beginning on page 29 of this Amendment. As of December 31, 2022, none of the performance criteria underlying these performance-vesting restricted stock unit awards have been achieved. As such, the amounts shown reflect threshold achievement under the commercial and pipeline performance condition portions of the restricted stock unit awards and target achievement of the financial performance condition portion of the restricted stock unit awards (as there was no threshold earning opportunity for such portion of the award). No dividend equivalents are paid on restricted stock unit awards. In the event that an individual’s employment or other service relationship with the Company is terminated for any reason, except in the event of death, permanent disability or a Sale Event (as defined in the stock plan under which the award was granted), performance-vesting restricted stock unit awards are forfeited on the date of termination.

(12)

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

(13)	Market value is based on the closing price of our ordinary shares on December 30, 2022 as reported by Nasdaq, which was $26.13.

2022 Option Exercises and Stock Vested

The following table presents information regarding option exercises and vesting of restricted stock unit awards for each named executive officer during 2022:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Richard F. Pops	450,000	5,146,380	50,525	1,298,161
Iain M. Brown	—	—	18,733	473,397
David J. Gaffin	—	—	24,572	621,527
Craig C. Hopkinson, M.D.	—	—	32,383	817,094
Blair C. Jackson	49,999	652,850	21,267	536,772

2022 Pension Benefits

None of our named executive officers participate in, or have account balances in, qualified or non-qualified defined benefit plans sponsored by us.

2022 Nonqualified Deferred Compensation

None of our named executive officers participate in, or have account balances in, non-qualified defined benefit plans or defined contribution plans maintained by us.

Potential Payments upon Termination or Change in Control

If, during the term of a named executive officer’s employment agreement with us, we terminate such named executive officer’s employment without “cause” or such named executive officer terminates their employment for “good reason” (e.g., a material diminution in their responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which they must perform their employment) and such named executive officer thereafter signs a general release of claims, we will provide severance, as follows: to Mr. Pops, over a twenty-four-month period, we will pay an amount equal to two times the sum of (i) current base salary, plus (ii) the average of the annual cash incentive compensation received for the two immediately preceding years, and will provide for continued participation in our health benefit plans during such twenty-four-month period; and to Messrs. Brown, Gaffin, Jackson and Dr. Hopkinson, over a twelve-month period, we will pay an amount equal to the sum of (i) current base salary, plus (ii) the average of the annual cash incentive compensation received for the two immediately preceding years, and will provide for continued participation in our health benefit plans during such twelve-month period.

Under the employment agreements with our named executive officers, in the event of a change in control, each named executive officer would be entitled to continue their employment with us for a period of two years following the change in control. If, during this two-year period, the employment of such named executive officer is terminated without “cause” or if such named executive officer terminates their employment for “good reason,” such executive officer shall be paid a pro-rata amount of their base salary for the year in which their termination occurs and a pro-rata annual cash incentive compensation (based upon the average of such executive officer’s annual cash incentive compensation for the prior two years) for the year in which the termination occurs. Additionally, such executive officer will receive a lump sum payment equal to: for Mr. Pops two times; and for Messrs. Brown, Gaffin, Jackson and Dr. Hopkinson, one and one-half times, the sum of their then-base salary (or the base salary in effect at the time of the change in control, if higher), plus an amount equal to the average of the annual cash incentive compensation they received for the two immediately preceding years. Messrs. Pops, Brown, Gaffin and Jackson and Dr. Hopkinson would also be entitled to continued participation in our health benefit plans: for Mr. Pops, for a period of two years following the date of termination; and for Messrs. Brown, Gaffin, Jackson and Dr. Hopkinson, for a period of eighteen months following the date of termination. These change in control payments are expressly in lieu of, and supersede, those severance payments and benefits otherwise payable if such executive officer is terminated without “cause” or if such executive officer terminates their employment for good reason, provided that such termination occurs within two years after the occurrence of the first event constituting a change in control and that such first event occurs during the period of employment of the named executive officer. Messrs. Pops and Jackson are also entitled to a “gross-up payment” equal to the excise tax imposed upon the severance payment made in the event of a change in control, if any payment or benefit to the executive, whether pursuant to the employment agreement or otherwise, is considered an “excess parachute payment” and subject to an excise tax under the Code. In 2009, we discontinued providing such gross-up payments to newly hired employees. Messrs. Brown, Gaffin and Dr. Hopkinson are not entitled to a gross-up payment in the event of a change in control.

Under the terms of our 2018 Plan, the Administrator has the authority to determine the conditions under which any award under such plan will become exercisable in the event of a change in control (referred to as a Sale Event in the 2018 Plan) at the time of grant of such award. Upon a change in control, except to the extent the Administrator may otherwise specify, all then-outstanding stock options become vested and exercisable, all then-outstanding time-vesting stock awards become vested, and all then-outstanding performance-vesting restricted stock unit awards may become vested and nonforfeitable in the Administrator’s discretion. Starting with equity awards granted in 2023, the vesting of such awards granted to our named executive officers will only accelerate if, within a two-year period following a corporate transaction or a change in control, a named executive officer is terminated without “cause” or resigns for “good reason.”

Potential Post-Termination Payments

The following table summarizes the potential payments to our named executive officers under various termination events. The table assumes that the triggering event occurred on December 30, 2022, the last business day of 2022, and the calculations use the closing price of our ordinary shares on December 30, 2022 as reported by Nasdaq, which was $26.13 per share.

Name and Payment Elements	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Not Following a Change in Control	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Following a Change in Control
Richard F. Pops
Cash Compensation:
Severance	$4,363,137	$5,400,075
Equity Awards:
Stock Options and awards (1)	—	18,328,509
Benefits:
Health and Dental Insurance	37,373	37,373
Total	$4,400,510	$23,765,957

Iain M. Brown
Cash Compensation:
Severance	$790,523	$1,426,306
Equity Awards:
Stock Options and awards (1)	—	4,111,569
Benefits:
Health and Dental Insurance	26,569	39,854
Total	$817,092	$5,577,729

David J. Gaffin
Cash Compensation:
Severance	$916,629	$1,671,571
Equity Awards:
Stock Options and awards (1)	—	5,089,110
Benefits:
Health and Dental Insurance	26,569	39,854
Total	$943,198	$6,800,535

Craig C. Hopkinson, M.D.
Cash Compensation:
Severance	$1,089,600	$2,031,000
Equity Awards:
Stock Options and awards (1)	—	6,962,768
Benefits:
Health and Dental Insurance	26,569	39,854
Total	$1,116,169	$9,033,622

Blair C. Jackson
Cash Compensation:
Severance	$896,439	$1,641,098
Equity Awards:
Stock Options and awards (1)	—	5,336,462
Benefits:
Health and Dental Insurance	26,569	39,854
Total	$923,008	$7,017,414

Notes to Post-Termination Payments Table

(1)

Represents the value of time-vesting and performance-vesting stock options and restricted stock unit awards that would vest and become exercisable upon a change in control pursuant to the terms of our 2018 Plan and the terms of equity awards that were outstanding and unvested on December 30, 2022, using a value per share of $26.13 (the closing price for our shares on December 30, 2022) for the unvested portions of time-vesting and performance-vesting restricted stock unit awards (assuming the target grant amount) and, for unvested stock options with an exercise price below $26.13 per share, a value per share equal to the difference between $26.13 and the exercise price.

Pay Ratio

For 2022, the annual total compensation for our CEO, including the value of employer paid health care benefits, as discussed below, was $10,332,858 and for our median employee was $208,076 (also including the value of employer paid health care benefits), resulting in a pay ratio of approximately 50 to 1.

The annual total compensation for our CEO in this pay ratio disclosure differs from the annual total compensation amounts reflected in the Summary Compensation Table on page 40 of this Amendment because we included the value of employer paid health care benefits (estimated for our CEO and eligible dependents at $18,686) in order to produce a more representative disclosure of our employees’ compensation. We also added the value of employer paid health care benefits to the median compensated employee’s compensation for purposes of this pay ratio disclosure. The annual total compensation for our median compensated employee does not represent an average of the compensation paid to our employees, but rather it is the compensation paid to the particular employee identified as our median employee.

We identified the median employee for 2022 by (i) aggregating for each applicable employee (A) base salary as of October 1, 2022 (or wages multiplied by annual work schedule, for hourly employees), (B) the target bonus for 2022 and (C) the estimated fair value of any equity awards granted during 2022, and (ii) ranking this annual compensation measure for our employees from lowest to highest.

This calculation was performed for 2,264 individuals, excluding our CEO, who were employed by us on October 1, 2022, whether employed on a full-time or part-time basis. In order to present a more accurate representation of comparative annual compensation, we annualized compensation for any permanent employees that were only employed for part of 2022, and converted amounts paid in a currency other than U.S. dollars to U.S. dollars based on the average year-to-date exchange rate on September 30, 2022. No employees located in jurisdictions outside of the U.S. were excluded from the calculation under the regulation’s de minimis exemption.

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

The Compensation Committee is responsible for evaluating and recommending to the Board for its approval an annual non-employee director compensation program. In this context, the Compensation Committee annually reviews and evaluates, in consultation with its independent compensation consultant, recent trends in director compensation, related corporate governance best practices, and comparable market data, including data from the same peer group that the Compensation Committee uses for executive compensation purposes. The Compensation Committee makes its recommendations for non-employee director compensation to the Board based on such review and evaluation. The Board retains the ultimate authority to determine the form and amount of director compensation.

It is the general philosophy of the Board that non-employee director compensation should be a mix of cash and equity-based compensation. No perquisites are provided to our non-employee directors. For purposes of our director compensation program, unless otherwise noted below, each “year” refers to the approximately 12-month period between our annual general meetings of shareholders.

Annual Cash Retainers

Each non-employee director receives an annual cash retainer for their service on the Board and an additional annual cash retainer if they serve as Lead Independent Director of the Board or as a member or chair of a standing committee of the Board or the Financial Operating Committee. Each non-employee director also receives an additional fee for attendance at each regularly-scheduled meeting of the Board in excess of a pre-determined number of meetings each year as set forth below.

No changes to existing retainers.  In May 2022, following review of the non-employee director annual cash retainers approved in May 2021, and determination that such cash compensation remained aligned, and competitive, with the Company’s peer group, the Compensation Committee recommended to the Board that no changes be made in 2022 to any existing annual cash retainer fee amounts. The Board subsequently approved this recommendation, resulting in the following annual retainers for non-employee directors’ leadership and service roles on the Board and its committees for the coming year, each paid pro-rata on a quarterly basis:

Service	Retainer Fee
Board Member	$74,000	*
Lead Independent Director	40,000
Audit and Risk Committee Chair	25,000
Audit and Risk Committee Member	15,000
Compensation Committee Chair	25,000
Compensation Committee Member	15,000
Financial Operating Committee Chair	18,000
Financial Operating Committee Member	10,000
Nominating and Corporate Governance Committee Chair	18,000
Nominating and Corporate Governance Committee Member	10,000

*This amount includes compensation for attendance at the first five regularly-scheduled Board meetings held each year. An additional fee of $3,500 is paid to each non-employee director for their attendance at any regularly-scheduled Board meeting in excess of the fifth regularly-scheduled Board meeting occurring in such year.

In 2022, in recognition of continuing and evolving demands on the Company, and the Board’s oversight of such demands and other matters of importance to the Company, we conducted numerous Board update calls to keep the Board informed, engaged and in regular communication with management. None of the directors received any additional compensation for their participation in such calls.

Equity Compensation

Each non-employee director is also granted equity for their Board service, in the form of an annual award (the “Annual Grant”) that is typically granted to all continuing non-employee directors each year on the date of the Company’s annual general meeting of shareholders, following the election of directors at such meeting. Any newly appointed non-employee director who joins the Board after the annual general meeting of shareholders is granted a prorated portion of the Annual Grant, typically granted to such director proximate to the date of such director’s election to the Board, with the value of the award prorated based on the number of days remaining until the one year anniversary of the Company’s prior annual general meeting of shareholders, divided by 365 (each such grant, a “Pro-Rata Annual Grant”). In addition, each newly appointed non-employee director is granted an initial award for joining the Board (each, a “New Director Grant”), typically granted to such director proximate to the date of such director’s election to the Board, with the award value equal to 1.5 times the approved award value of the Annual Grant.

Vesting terms.  Per our non-employee director equity grant procedures, Annual Grants and Pro-Rata Annual Grants vest in full on the one-year anniversary of the applicable grant date, and New Director Grants vest in three equal annual installments, commencing on the one-year anniversary of the applicable grant date.

No changes to award values in 2022.  Each year, prior to the Company’s annual general meeting of shareholders, the Compensation Committee recommends to the Board for its approval equity award values and terms for the Annual Grant and any New Director Grant for the coming year. In May 2022, following review of the target equity compensation value of $375,000 for the Annual Grant and $562,500 for the New Director Grant approved in 2021, and determination that such equity compensation values remained aligned to and competitive with the Company’s peer group, the Compensation Committee recommended to the Board that no changes be made to the non-employee director equity award values for the coming year and the Board subsequently approved this recommendation.

Equity mix and share number calculation methodology.  All grants to our non-employee directors in 2022 consisted of 50% restricted stock unit awards and 50% stock options, with the number of shares underlying each restricted stock unit award calculated by dividing the approved aggregate value of such awards by the closing price of the Company’s ordinary shares on the Nasdaq Global Select Market as of the close of trading on the applicable grant date (the “Grant Date Closing Share Price”), and the number of shares underlying each stock option calculated utilizing the Grant Date Closing Share Price and the Black-Scholes valuation model, in each case with the resulting share number rounded up to the nearest whole number of shares.

Our non-employee directors are not granted any equity other than the Annual Grant (or Pro-Rata Annual Grant, as applicable) each year and a one-time New Director Grant upon joining the Board. For a description of our share ownership and holding guidelines applicable to our directors, see the section entitled “Share Ownership and Holding Guidelines” on page 35 of this Amendment.

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

2022 Director Compensation Table

Each of Emily Peterson Alva, Shane M. Cooke, David A. Daglio, Jr., Richard B. Gaynor, M.D., Cato T. Laurencin, M.D., Ph.D., Brian P. McKeon, Nancy L. Snyderman, M.D., Frank Anders Wilson and Nancy J. Wysenski served as non-employee directors during all of 2022. David W. Anstice AO and Wendy L. Dixon, Ph.D. served as non-employee directors in 2022 until their retirement from the Board at the close of the 2022 annual general meeting of shareholders. Christopher I. Wright, M.D., Ph.D., was appointed to the Board on May 24, 2022 and served as a non-employee director from such date through the end of 2022.

Richard F. Pops, our CEO and Chairman of the Board, was an employee during all of 2022. As an employee, Mr. Pops does not receive any cash or equity compensation for his service on the Board.

The following table presents and summarizes the cash retainer fee amounts earned or paid to our non-employee directors for service during 2022 and the equity compensation granted to our non-employee directors in 2022:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total*
Name	($)	($)	($)	($)
(a)	(b)(1)	(c)(2)	(d)(3)(4)	(h)
Emily Peterson Alva	88,837	187,526	187,497	463,860
David W. Anstice AO	59,168	—	—	59,168
Shane M. Cooke	74,000	187,526	187,497	449,023
David A. Daglio, Jr.	99,000	187,526	187,497	474,023
Wendy L. Dixon, Ph.D.	47,750	—	—	47,750
Richard B. Gaynor, M.D.	89,000	187,526	187,497	464,023
Cato T. Laurencin, M.D., Ph.D.	82,750	187,526	187,497	457,773
Brian P. McKeon	107,000	187,526	187,497	482,023
Nancy L. Snyderman, M.D.	102,848	187,526	187,497	477,871
Frank Anders Wilson	109,000	187,526	187,497	484,023
Christopher I. Wright, M.D., Ph.D.	44,725	479,602	478,981	1,003,308
Nancy J. Wysenski	118,348	187,526	187,497	493,371

* Numbers may not sum due to rounding.

Notes to 2022 Director Compensation Table

(1)

The amounts in column (b) represent fees earned by or paid to our non-employee directors for service during 2022, including annual cash retainer fees for service on the Board and additional cash retainer fees for service on a committee of the Board, for service as a chair of a committee or for service as Lead Independent Director of the Board. The annual cash retainer fees for Dr. Wright were prorated based on the date of his appointment to the Board. The annual cash retainer fees for Mr. Anstice and Dr. Dixon were prorated based on the date of their retirement from the Board. In addition, certain of the annual cash retainer fees for service as a committee member or in a leadership position were prorated, as applicable, based on each director’s respective date of appointment to, or resignation from, the relevant position.

(2)

The amounts in column (c) reflect the aggregate grant date fair value of restricted stock unit awards granted in 2022, excluding estimates of forfeitures, if any, as computed in accordance with ASC 718. On June 8, 2022, Dr. Wright was awarded a restricted stock unit award in the amount of 373 ordinary shares as part of his Pro-Rata Annual Grant and a restricted stock unit award in the amount of 9,709 ordinary shares as part of his New Director Grant, each of which had a grant date fair value of $28.97 per share. On July 7, 2022, each then-current and continuing non-employee director was granted, as part of their Annual Grant, a restricted stock unit award in the amount of 5,957 ordinary shares, which had a grant date fair value of $31.48 per share. The Annual Grant and Pro-Rata Annual Grant restricted stock unit awards vest in full on the one-year anniversary of grant date. The New Director Grant restricted stock unit awards vest in three equal annual installments, commencing on the first anniversary of the grant date. Additionally, in accordance with their terms, any unvested portion of the restricted stock unit awards granted to our non-employee directors in 2022 vests upon termination of a non-employee director’s service relationship with us. Our current and former non-employee directors who served on the Board during 2022 each held outstanding unvested restricted stock unit awards as of December 31, 2022 representing the following aggregate number of ordinary shares: Ms. Alva, 13,548 shares; Mr. Anstice, 0 shares; Mr. Cooke, 5,957 shares; Mr. Daglio, 14,847 shares; Dr. Dixon, 0 shares; Dr. Gaynor, 5,957 shares; Dr. Laurencin, 14,120 shares; Mr. McKeon, 14,847 shares; Dr. Snyderman, 5,957 shares; Mr. Wilson, 5,957 shares; Dr. Wright, 16,039 shares; and Ms. Wysenski, 5,957 shares.

(3)

The amounts in column (d) reflect the aggregate grant date fair value of stock options granted during 2022, as computed in accordance with ASC 718. On June 8, 2022, Dr. Wright was awarded a non-qualified stock option to purchase 714 ordinary shares as part of his Pro-Rata Annual Grant and a non-qualified stock option to purchase 17,773 ordinary shares as part of his New Director Grant, which options had grant date fair values of $15.11 and $15.79 per share, respectively. On July 7, 2022, each then-current and continuing non-employee director was granted, as part of their Annual Grant, a non-qualified stock option to purchase 11,554 ordinary shares, which option had an estimated grant date fair value of $16.23 per share. The Annual Grant and Pro-Rata Annual Grant stock options granted to non-employee directors in 2022 were granted under the 2018 Plan, vest in full on the one-year anniversary of the grant date and expire upon the earlier of ten years from the grant date or three years following termination of a director’s service relationship with the Company. The New Director Grant stock options granted in 2022 were granted under the 2018 Plan, vest in three equal annual installments, commencing on the first anniversary of the grant date, and expire upon the earlier of ten years from the grant date or three years following termination of a director’s service relationship with the Company. Additionally, any unvested portion of these stock options shall vest upon termination of the director’s service relationship with the Company. There can be no assurance that these stock options will be exercised or that the value realized upon their exercise will equal their grant date fair value.

(4)

The respective assumptions used in the calculation of the fair value of the stock options granted on each of the following dates are: New Director Grant stock options granted on June 8, 2022: option exercise price, $28.97; expected term, 7.5 years; volatility, 47.93%; interest rate, 3.06%; dividend yield, zero; Pro-Rata Annual Grant stock options granted on June 8, 2022: option exercise price, $28.97; expected term, 6.5 years; volatility, 49.23%; interest rate, 3.05%; dividend yield, zero; Annual Grant stock options granted on July 7, 2022: option exercise price, $31.48; expected term, 6.5 years; volatility, 48.57%; interest rate, 2.98%; dividend yield, zero. Our current and former non-employee directors who served on the Board during 2022 each held outstanding stock options as of December 31, 2022 representing the following aggregate number of ordinary shares: Ms. Alva, 51,105 shares; Mr. Anstice, 181,709 shares; Mr. Cooke, 458,838 shares; Mr. Daglio, 57,949 shares; Dr. Dixon, 181,709 shares; Dr. Gaynor, 124,563 shares; Dr. Laurencin, 43,693 shares; Mr. McKeon, 57,949 shares; Dr. Snyderman, 149,263 shares; Mr. Wilson, 124,563 shares; Dr. Wright, 30,041; and Ms. Wysenski, 234,513 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about:

•	the number of ordinary shares subject to issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock unit awards under equity compensation plans adopted by us;
•	the weighted-average exercise price of outstanding stock options under equity compensation plans adopted by us; and
•	the number of ordinary shares available for future issuance under our 2018 Plan.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	17,596,961	$33.32	12,929,078
Equity compensation plans not approved by security holders	—	—	—

(1)

This excludes 6,625,422 ordinary shares issued as time-vesting restricted stock unit awards and 1,349,634 ordinary shares issued as the target number of performance-vesting restricted stock unit awards, all of which are subject to forfeiture until such awards vest in full.

(2)

Represents the weighted-average exercise price of outstanding stock options under our equity compensation plans. This does not include outstanding restricted stock unit awards under our equity compensation plans as such awards do not have an exercise price.

Ownership of the Company’s Ordinary Shares

The following table and notes provide information about the beneficial ownership of our ordinary shares as of April 17, 2023 by:

•	each of the Company’s current directors and nominees;
•	the Company’s Chief Executive Officer;
•	each of the Company’s other named executive officers, as set forth in the Summary Compensation Table on page 40 of this Amendment; and
•	all of the Company’s current directors and executive officers as a group.

According to SEC rules, the Company has included in the column entitled “Number of Issued Ordinary Shares” all shares over which the person has sole or shared voting or investment power, and in the column entitled “Number of Ordinary Shares Issuable” all shares that the person has the right to acquire within 60 days after April 17, 2023 through the exercise of any stock option, vesting of any stock award or other right. All shares that a person has a right to acquire within 60 days of April 17, 2023 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person.

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

Ownership by Directors and Executive Officers

	Number of Issued Ordinary Shares	Number of Ordinary Shares Issuable(1)	Total	Percent(2)
Emily Peterson Alva	12,311	35,760	48,071	*
Shane M. Cooke	94,118	447,284	541,402	*
David A. Daglio, Jr.	95,169	37,672	132,841	*
Richard B. Gaynor, M.D.	15,829	113,009	128,838	*
Cato T. Laurencin, M.D., Ph.D.	7,479	16,314	23,793	*
Brian P. McKeon	25,169	37,672	62,841	*
Richard F. Pops	1,052,881	2,160,703	3,213,584	1.93%
Nancy L. Snyderman, M.D.	16,256	137,709	153,965	*
Frank Anders Wilson	15,829	113,009	128,838	*
Christopher I. Wright, M.D., Ph.D.	—	10,248	10,248	*
Nancy J. Wysenski	27,071	222,959	250,030	*
Iain M. Brown	82,838	400,611	483,449	*
David J. Gaffin	126,853	482,598	609,451	*
Craig C. Hopkinson, M.D.	56,559	500,972	557,531	*
Blair C. Jackson	114,117	456,011	570,128	*
All directors and executive officers as a group (17 persons)	2,041,405	5,920,743	7,962,148	4.79%

*	Represents less than 1% of the Company’s outstanding ordinary shares.
(1)	Shares that can be acquired through stock options exercisable and restricted stock unit awards vesting by June 16, 2023, which is 60 days from April 17, 2023.
(2)	Applicable percentage of ownership as of April 17, 2023 is based upon 166,092,464 ordinary shares outstanding as of April 17, 2023.

Ownership by Principal Shareholders

The following table and notes provide information about the beneficial ownership of our ordinary shares as of April 17, 2023, or as of the date otherwise set forth below, by each shareholder known to us to be the beneficial owner of more than 5% of our ordinary shares.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, it is believed that each shareholder identified in the table possesses sole voting and investment power over all of our ordinary shares shown as beneficially owned by that shareholder. The percentages of beneficial ownership listed in the table below are based on the most recent Schedule 13D and Schedule 13G filings made with the SEC as of April 17, 2023 and based on 166,092,464 ordinary shares outstanding as of April 17, 2023.

	Number of Ordinary Shares Beneficially Owned	Percent
The Vanguard Group (1)	18,539,078	11.16%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.(2)	16,501,073	9.93%
55 East 52nd Street
New York, NY 10055
Sarissa Capital Management LP (3)	14,040,000	8.45%
660 Steamboat Road
Greenwich, CT 06830

(1)

Based solely on a Schedule 13G/A filed February 9, 2023, The Vanguard Group, in its capacity as investment adviser, may be deemed to beneficially own 18,539,078 ordinary shares of Alkermes. The Vanguard Group has shared voting power over 278,615 ordinary shares of Alkermes, sole dispositive power over 18,099,712 ordinary shares of Alkermes and shared dispositive power over 439,366 ordinary shares of Alkermes. The Vanguard Group, Inc.’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the ordinary shares of Alkermes. No one such other person’s interest in the ordinary shares of Alkermes is more than 5%.

(2)

Based solely on a Schedule 13G/A filed February 9, 2023, BlackRock, Inc., as a parent holding company or control person, beneficially owns 16,501,073 ordinary shares of Alkermes. BlackRock, Inc. has sole voting power over 16,066,352 ordinary shares of Alkermes and has sole dispositive power over 16,501,073 ordinary shares of Alkermes. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the ordinary shares of Alkermes. No one of such persons’ interest in the ordinary shares of Alkermes is more than 5% of the total outstanding ordinary shares.

(3)

Based solely on a Schedule 13D/A filed February 6, 2023, Sarissa Capital Management LP (“Sarissa”), may be deemed to beneficially own, and has shared voting power and shared dispositive power over, 14,040,000 ordinary shares of Alkermes.

Disclosure of Shareholder Interests under the Companies Act

Under the Companies Act, our shareholders must notify us if, as a result of a transaction, the shareholder will become interested in 3% or more of our shares or, if as a result of a transaction, a shareholder who was interested in more than 3% of our shares ceases to be so interested. When a shareholder is interested in more than 3% of our shares, the shareholder must notify us of any alteration of its interest that brings its total holdings through the nearest whole percentage number, whether an increase or a reduction. The relevant percentage figure is calculated by reference to the aggregate nominal value of the shares in which the shareholder is interested as a proportion of the entire nominal value of our issued share capital (or any such class of share capital in issue). When the percentage level of the shareholder’s interest does not amount to a whole percentage this figure may be rounded down to the next whole number. We must be notified within five business days of the transaction or alteration of the shareholder’s interest that gave rise to the notification requirement. If a shareholder fails to comply with these notification requirements, the shareholder’s rights in respect of any of our shares that it holds shall not be enforceable, either directly or indirectly. However, such person may apply to the Irish High Court to have the rights attaching to such shares reinstated.

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

Since January 1, 2022, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Based on the information provided by each of the Company’s directors, the Board has determined that, with the exception of Richard F. Pops (our CEO), each of our current directors and each director who served on our Board during any part of 2022 is independent, and that each member of each standing committee of our Board—the Audit and Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee—is (or was at the time of their service on our Board) “independent” (as defined in the applicable provisions of the Nasdaq Rules and the Exchange Act and the rules promulgated thereunder). There are no family relationships among any of our directors, director nominees or executive officers.

Item 14. Principal Accountant Fees and Services

Audit Fees

Aggregate Fees for 2022 and 2021

During 2022 and 2021, PricewaterhouseCoopers LLP (Boston Massachusetts, Auditor Firm ID: 238) (“PwC”) provided various audit, audit-related, tax and other services to us. The Audit and Risk Committee understands the need for PwC to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of PwC, the Audit and Risk Committee has adopted policies and procedures which require it to review and pre-approve all audit and non-audit services performed by PwC. All of the services of PwC for 2022 and 2021 described below were pre-approved by the Audit and Risk Committee.

The aggregate fees of PwC for 2022 and 2021 were as follows:

	2022	2021
Audit fees(1)	$2,587,100	$2,443,300
Audit-related fees(2)	108,794	40,694
Tax fees(3)	1,140,065	398,157
All other fees(4)	26,650	34,650
Total	$3,862,609	$2,916,801

(1)

Consists of fees for services related to the audit of our annual consolidated financial statements, statutory audits and the review of our quarterly consolidated financial statements, including the review of our internal controls over financial reporting and other engagements related to the applicable year. Included in these amounts for 2022 and 2021 are expenses of $22,100 and $1,300, respectively.

(2)	Consists of audit-related fees associated with the potential separation of our neuroscience business and oncology business and assurance services related to employee benefit plan audits.
(3)

Consists of fees for tax compliance and tax advisory services, other than those related to the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and tax advisory services and general tax consulting fees related to the potential separation of our neuroscience business and oncology business. No expenses are included in these amounts for 2022 or 2021.

(4)	Consists of fees for access to the PwC on-line accounting research database.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements—The consolidated financial statements of Alkermes plc, required by this item, are submitted in a separate section beginning on page F‑1 of the 2022 Annual Report.
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
2.1 **

Agreement and Plan of Merger, dated November 14, 2019 by and among Alkermes, Inc., Thinker Merger Sub, Inc., Alkermes plc, Rodin Therapeutics, Inc., and Shareholder Representative Services LLC, as Company Equityholder Representative.

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
4.1	Description of Securities.	Exhibit 4.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1-1	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1-2	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014
10.1-3	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1-4	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1-5	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1-6	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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

		Exhibit 10.7 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.7 **	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 26, 2023
10.7-1

First Amendment, dated as of July 31, 2003, to the License Agreement by and among Elan Drug Delivery, Inc. (formerly Elan Pharmaceutical Research Corp.) and Elan Pharma International Limited and Janssen Pharmaceutica NV dated March 31, 1999.

		Exhibit 10.24 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
10.7-2 **

Agreement Amendment No. 2, dated as of July 31, 2009, to the License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999, as amended by the First Amendment, dated as of July 31, 2003.

		Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 26, 2023
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

		Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12-1 †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.13 †	Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and Michael J. Landine.	Exhibit 10.15(a) to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 30, 2008

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.14 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.14-1†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.14-2 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.15 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of the Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.16 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.17†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.17-1 †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-2 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-3 †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-4 †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-5 †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-6 †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17-7 †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.18†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.18-1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18-5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	July 7, 2022
10.19-1 †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19-2 †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19-3 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19-4 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19-5 †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19-6 †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19-7 †	Form of Non-Employee Director New Director Grant Non-Qualified Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.19-8 †	Form of Non-Employee Director New Director Grant Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.19-9 †	Form of Incentive Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-9 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19-10 †	Form of Non-Qualified Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-10 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19-11 †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-11 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19-12 †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-12 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
21.1	List of subsidiaries.	Exhibit 21.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.	Exhibit 23.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
24.1	Power of Attorney (included on the signature page to the Alkermes plc Annual Report on Form 10-K).	Signature page to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	Exhibit 31.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.	Exhibit 31.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
31.3 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.4 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
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

April 26, 2023