Form 10-Q
period 2023-03-31
Alkermes plc.
filed 2023-04-26
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 21, 2023 was 166,121,384 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 16, 2023 (our “Annual Report”) and “Part II, Item 1A—Risk Factors” in this Form 10-Q.

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

The following are trademarks of the respective companies listed: ANJESO®—Baudax Bio, Inc.; BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson or its affiliated companies; CABENUVA®—ViiV Healthcare UK (No.3) Limited; KEYTRUDA®—Merck Sharp & Dohme Corp.; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,401	$292,473
Investments—short-term	279,058	315,992
Receivables, net	269,178	287,967
Inventory	184,984	181,418
Contract assets	8,429	8,929
Prepaid expenses and other current assets	47,008	43,527
Total current assets	1,110,058	1,130,306
PROPERTY, PLANT AND EQUIPMENT, NET	321,109	325,361
DEFERRED TAX ASSETS	151,232	115,602
RIGHT-OF-USE ASSETS	111,586	115,855
INVESTMENTS—LONG-TERM	92,083	131,610
GOODWILL	92,873	92,873
INTANGIBLE ASSETS, NET	28,880	37,680
OTHER ASSETS	14,906	14,691
TOTAL ASSETS	$1,922,727	$1,963,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$190,149	$220,089
Accrued sales discounts, allowances and reserves	282,264	252,115
Operating lease liabilities—short-term	15,304	15,722
Contract liabilities—short-term	2,193	6,816
Current portion of long-term debt	3,000	3,000
Total current liabilities	492,910	497,742
LONG-TERM DEBT	289,635	290,270
OPERATING LEASE LIABILITIES—LONG-TERM	86,112	89,829
OTHER LONG-TERM LIABILITIES	48,494	42,384
Total liabilities	917,151	920,225
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 171,518,796 and 168,951,193 shares issued; 166,058,960 and 164,377,009 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1,715	1,690
Treasury shares, at cost (5,459,836 and 4,574,184 shares at March 31, 2023 and December 31, 2022, respectively)	(185,606)	(160,862)
Additional paid-in capital	2,938,726	2,913,099
Accumulated other comprehensive loss	(8,129)	(10,889)
Accumulated deficit	(1,741,130)	(1,699,285)
Total shareholders’ equity	1,005,576	1,043,753
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,922,727	$1,963,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$214,727	$171,268
Manufacturing and royalty revenues	72,862	105,170
License revenue	—	2,000
Research and development revenue	6	107
Total revenues	287,595	278,545
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	58,175	55,159
Research and development	93,637	95,953
Selling, general and administrative	174,477	145,052
Amortization of acquired intangible assets	8,800	8,966
Total expenses	335,089	305,130
OPERATING LOSS	(47,494)	(26,585)
OTHER EXPENSE, NET:
Interest income	4,966	573
Interest expense	(5,288)	(2,350)
Change in the fair value of contingent consideration	—	(19,067)
Other (expense) income, net	(39)	2,431
Total other expense, net	(361)	(18,413)
LOSS BEFORE INCOME TAXES	(47,855)	(44,998)
INCOME TAX BENEFIT	(6,010)	(9,095)
NET LOSS	$(41,845)	$(35,903)
LOSS PER ORDINARY SHARE:
Basic and diluted	$(0.25)	$(0.22)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic and diluted	165,085	162,483
COMPREHENSIVE LOSS:
Net loss	$(41,845)	$(35,903)
Holding gain (loss), net of a tax provision (benefit) of $488 and $(1,382), respectively	2,760	(4,511)
COMPREHENSIVE LOSS	$(39,085)	$(40,414)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,845)	$(35,903)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	18,714	19,197
Share-based compensation expense	22,643	18,343
Deferred income taxes	(36,117)	(29,301)
Change in the fair value of contingent consideration	—	19,067
Other non-cash charges	369	371
Changes in assets and liabilities:
Receivables	18,789	63,290
Contract assets	500	(6,849)
Inventory	(2,029)	(4,285)
Prepaid expenses and other assets	(3,697)	(15,351)
Right-of-use assets	4,269	4,129
Accounts payable and accrued expenses	(30,154)	(33,414)
Accrued sales discounts, allowances and reserves	30,148	27,956
Contract liabilities	(4,287)	(2,980)
Operating lease liabilities	(4,379)	(4,411)
Other long-term liabilities	5,774	1,819
Cash flows (used in) provided by operating activities	(21,302)	21,678
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(6,860)	(7,791)
Proceeds from the sale of equipment	—	—
Proceeds from contingent consideration	—	501
Return of Fountain Healthcare Partners II, L.P. investment	—	485
Purchases of investments	(23,898)	(114,615)
Sales and maturities of investments	103,608	60,779
Cash flows provided by (used in) investing activities	72,850	(60,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	2,874	1,795
Employee taxes paid related to net share settlement of equity awards	(24,744)	(17,069)
Principal payments of long-term debt	(750)	(750)
Cash flows used in financing activities	(22,620)	(16,024)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,928	(54,987)
CASH AND CASH EQUIVALENTS—Beginning of period	292,473	337,544
CASH AND CASH EQUIVALENTS—End of period	$321,401	$282,557
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$1,762	$4,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	2,567,603	25	2,849	—	—	—	—	2,874
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(885,652)	(24,744)	(24,744)
Share-based compensation	—	—	22,778	—	—	—	—	22,778
Unrealized gains on marketable securities, net of tax provision of $488	—	—	—	2,760	—	—	—	2,760
Net loss	—	—	—	—	(41,845)	—	—	(41,845)
BALANCE — March 31, 2023	171,518,796	$1,715	$2,938,726	$(8,129)	$(1,741,130)	(5,459,836)	$(185,606)	$1,005,576

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584
Issuance of ordinary shares under employee stock plans	1,953,293	19	1,776	—	—	—	—	1,795
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(678,209)	(17,069)	(17,069)
Share-based compensation	—	—	18,494	—	—	—	—	18,494
Unrealized loss on marketable securities, net of tax benefit of $1,382	—	—	—	(4,511)	—	—	—	(4,511)
Net loss	—	—	—	—	(35,903)	—	—	(35,903)
BALANCE — March 31, 2022	167,743,842	$1,677	$2,818,595	$(8,234)	$(1,576,921)	(4,531,431)	$(159,727)	$1,075,390

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

On November 2, 2022, the Company announced its intent, as approved by its board of directors, to separate its neuroscience business and oncology business. The Company is exploring a separation of the oncology business into an independent, publicly-traded company (referred to herein as “Oncology Co.”) as part of an ongoing review of strategic alternatives for the oncology business. Following the potential separation, the Company would retain its focus on driving growth of its proprietary commercial products: LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, and advancing the development of pipeline programs focused on neurological disorders. The Company also expects to retain manufacturing and royalty revenues related to its licensed products and third-party products using its proprietary technologies under license. Oncology Co. would focus on the discovery and development of cancer therapies, including the continued development of nemvaleukin alfa and the Company’s portfolio of novel, preclinical engineered cytokines. The separation, if consummated, is expected to be completed in the second half of 2023 and is subject to customary closing conditions, including final approval by the Company’s board of directors and receipt of a private letter ruling from the IRS and/or a tax opinion from the Company’s tax advisor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA and ARISTADA INITIO and, following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. During the three months ended March 31, 2023 and 2022, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
VIVITROL	$96,659	$84,854
ARISTADA and ARISTADA INITIO	80,077	72,485
LYBALVI	37,991	13,929
Total product sales, net	$214,727	$171,268

Manufacturing and Royalty Revenues

During the three months ended March 31, 2023 and 2022, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended March 31, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$13,562	$13,562
VUMERITY	12,649	16,225	28,874
RISPERDAL CONSTA	10,416	566	10,982
Other	15,375	4,069	19,444
	$38,440	$34,422	$72,862

	Three Months Ended March 31, 2022
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$37,054	$37,054
VUMERITY	11,395	19,200	30,595
RISPERDAL CONSTA	15,578	1,848	17,426
Other	11,854	8,241	20,095
	$38,827	$66,343	$105,170

(1)	“Long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson (“Janssen Pharmaceutica”). Under this license agreement, the Company provided Janssen Pharmaceutica with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI. When the partial termination became effective in February 2022, Janssen Pharmaceutica ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. Accordingly, the Company has not recognized royalty revenue related to U.S. sales of these products since February 2022. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen Pharmaceutica’s partial termination of this license agreement and Janssen Pharmaceutica’s royalty and other obligations under the agreement. On December 21, 2022, the Company received an interim award (the “Initial Interim Award”) in these proceedings from the arbitral tribunal (the “Tribunal”), in which the Tribunal agreed with the Company’s position that, while Janssen Pharmaceutica may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the terms of the agreement. On April 19, 2023, the Company received a second interim award (the “Second Interim Award”) from the Tribunal. Pursuant to the Second Interim Award, back royalties related to fiscal year 2022 and interest are due to the Company under the license agreement and a separate Know-How Royalty (as defined in the license agreement) term applies for each of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, as follows: (i) the term for INVEGA SUSTENNA ends on August 20, 2024, (ii) the term for INVEGA TRINZA ends in the second quarter of 2030 (but no later than May 2030 when the license agreement expires), and (iii) the term for INVEGA HAFYERA ends in May 2030 (when the license agreement expires. The Tribunal directed the parties to confer and advise within 21 days concerning the rate of interest and proposed further proceedings, including whether any issues remain for resolution by the Tribunal prior to the Tribunal’s issuance of a final award. Refer to Note 14, Commitments and Contingencies within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the arbitration proceedings with Janssen Pharmaceutica.

Contract Assets

Contract assets include unbilled amounts resulting from sales under certain of the Company’s manufacturing contracts where revenue is recognized over time. The amounts included in the contract assets table below are classified as “Current assets” in the accompanying condensed consolidated balance sheets, as they relate to manufacturing processes that are completed in ten days to eight weeks.

Total contract assets at March 31, 2023 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2022	$8,929
Additions	10,115
Transferred to receivables, net	(10,615)
Contract assets at March 31, 2023	$8,429

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At March 31, 2023 and December 31, 2022, $2.2 million and $6.8 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and $4.2 million and $3.9 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at March 31, 2023 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2022	$10,701
Additions	(934)
Amounts recognized into revenue	(3,354)
Contract liabilities at March 31, 2023	$6,413

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
March 31, 2023	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$125,254	$129	$(114)	$(1,683)	$123,586
U.S. government and agency debt securities	135,633	39	(87)	(1,103)	134,482
Non-U.S. government debt securities	21,444	—	—	(454)	20,990
Total short-term investments	282,331	168	(201)	(3,240)	279,058
Long-term investments:
Available-for-sale securities:
Corporate debt securities	47,232	—	(664)	(703)	45,865
U.S. government and agency debt securities	45,859	—	(415)	(1,046)	44,398
	93,091	—	(1,079)	(1,749)	90,263
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	94,911	—	(1,079)	(1,749)	92,083
Total investments	$377,242	$168	$(1,280)	$(4,989)	$371,141

December 31, 2022
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$141,418	$—	$(424)	$(2,054)	$138,940
U.S. government and agency debt securities	143,710	16	(266)	(1,289)	142,171
Non-U.S. government debt securities	35,455	—	(28)	(546)	34,881
Total short-term investments	320,583	16	(718)	(3,889)	315,992
Long-term investments:
Available-for-sale securities:
Corporate debt securities	68,229	—	(1,550)	(676)	66,003
U.S. government and agency debt securities	62,220	—	(917)	(1,424)	59,879
Non-U.S. government debt securities	4,099	—	—	(191)	3,908
	134,548	—	(2,467)	(2,291)	129,790
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	136,368	—	(2,467)	(2,291)	131,610
Total investments	$456,951	$16	$(3,185)	$(6,180)	$447,602

At March 31, 2023, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At March 31, 2023, 207 of the Company’s 239 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $371.1 million. Approximately 46% and 48% of the Company’s investment securities at March 31, 2023 are in corporate debt securities, with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and debt securities issued by the U.S. government or its agencies, respectively. In a rising interest rate environment, the Company expects its fixed-rate investment securities will carry unrealized losses. In making the determination whether the decline in fair value of these securities was other-than-temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

In May 2014, the Company entered into an agreement whereby it is committed to provide up to €7.4 million to a partnership, Fountain Healthcare Partners II, L.P. of Ireland (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. As of March 31, 2023, the Company’s total contribution in Fountain was equal to €7.4 million, and its commitment

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

represented approximately 7% of the partnership’s total funding. The Company’s net investment in Fountain was $7.9 million at March 31, 2023 and December 31, 2022, respectively, and was included within “Other assets” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company recorded a decrease of $0.2 million and an increase of less than $0.1 million in its investment in Fountain, which represented the Company’s proportional share of Fountain’s net (losses) gains for the period. The Company is accounting for its investment in Fountain under the equity method.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Proceeds from the sales and maturities of investments	$103,608	$60,779
Realized gains	$—	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at March 31, 2023 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$272,122	$268,811	$1,820	$1,820
After 1 year through 5 years	103,300	100,510	—	—
Total	$375,422	$369,321	$1,820	$1,820

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	March 31,
(In thousands)	2023	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$178,880	$149,681	$29,199	$—
Corporate debt securities	169,451	—	169,451	—
Non-U.S. government debt securities	20,990	—	20,990	—
Total	$369,321	$149,681	$219,640	$—

	December 31,
	2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,857	$19,857	$—	$—
U.S. government and agency debt securities	202,050	168,639	33,411	—
Corporate debt securities	204,943	—	204,943	—
Non-U.S. government debt securities	38,789	—	38,789	—
Total	$465,639	$188,496	$277,143	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the three months ended March 31, 2023. At March 31, 2023, the Company had no investments whose fair value was determined using Level 3 inputs.

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

In April 2015, the Company sold its Gainesville, GA manufacturing facility, the related manufacturing and royalty revenue associated with certain products manufactured at the facility, and the rights to intravenous/intramuscular (“IV/IM”) and parenteral forms of Meloxicam to Recro Pharma, Inc. (“Recro”) and Recro Gainesville LLC (such transaction the “Gainesville Transaction”). The Gainesville Transaction included in the purchase price contingent consideration, including milestone payments and royalties on net sales of the IV/IM and parenteral forms of Meloxicam and other products covered under the relevant agreements (such products, the “Meloxicam Products”).

In November 2019, Recro spun out its acute care segment to Baudax Bio, Inc. (“Baudax”), a publicly-traded pharmaceutical company. As part of this transaction, Recro’s obligations to pay certain contingent consideration from the Gainesville Transaction were assigned and/or transferred to Baudax.

In March 2022, Baudax reduced its workforce by approximately 80%, which was designed to reduce its operational expenses and conserve its cash resources. As a result of these events and the fact that, at March 31, 2022, Baudax had only paid $0.5 million of the $6.4 million that was due to the Company in March 2022, the Company recorded a reduction in the fair value of the contingent consideration of $19.1 million within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss in the three months ended March 31, 2022. In September 2022, the Company determined that it was unlikely to collect any further proceeds under this arrangement and reduced the fair value of the contingent consideration to zero. In December 2022, Baudax announced that it would discontinue sales of ANJESO, the first approved Meloxicam Product, and on December 28, 2022, the U.S. Food and Drug Administration (“FDA”) acknowledged the discontinuation of sales of ANJESO via listing in the Orange Book.

In March 2023, the Company and Baudax entered into an agreement pursuant to which Baudax transferred to the Company the rights to certain patents, trademarks, equipment, data and other rights related to ANJESO and agreed to the termination of all prior agreements between the parties and any and all financial and other obligations thereunder.

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $281.5 million and $278.9 million at March 31, 2023 and December 31, 2022, respectively.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Raw materials	$59,045	$61,064
Work in process	74,661	76,228
Finished goods(1)	51,278	44,126
Total inventory	$184,984	$181,418

(1)	At March 31, 2023 and December 31, 2022, the Company had $32.6 million and $30.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Land	$6,560	$6,560
Building and improvements	195,602	195,144
Furniture, fixtures and equipment	423,835	418,448
Leasehold improvements	52,820	54,152
Construction in progress	85,852	84,715
Subtotal	764,669	759,019
Less: accumulated depreciation and amortization	(443,560)	(433,658)
Total property, plant and equipment, net	$321,109	$325,361

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		March 31, 2023
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(443,255)	$22,335
Capitalized IP	11-13	118,160	(111,615)	6,545
Total		$583,750	$(554,870)	$28,880

Based on the Company’s most recent analysis, amortization of intangible assets included in the accompanying condensed consolidated balance sheet at March 31, 2023 is expected to be approximately $35.0 million and $1.0 million in the years ending December 31, 2023 and 2024, respectively. Although the Company believes that such analysis, and the available information and assumptions underlying such analysis, are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

9. LEASES

Future lease payments under non-cancelable leases at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
2023	$12,306	$16,665
2024	16,627	16,608
2025	16,874	16,855
2026	12,786	12,767
2027	9,506	9,506
Thereafter	69,474	69,474
Total operating lease payments	$137,573	$141,875
Less: imputed interest	(36,157)	(36,324)
Total operating lease liabilities	$101,416	$105,551

At March 31, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.27% and 8.53 years, respectively. Cash paid for lease liabilities was $4.4 million during each of the three months ended March 31, 2023 and 2022. The Company recorded operating lease expense of $4.3 million and $4.1 million during the three months ended March 31, 2023 and 2022, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Accounts payable	$37,147	$32,843
Accrued compensation	47,700	79,085
Accrued other	105,302	108,161
Total accounts payable and accrued expenses	$190,149	$220,089

A summary of the Company’s current provision for sales discounts, allowances and reserves is as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Medicaid rebates	$234,685	$208,332
Product discounts	15,397	13,204
Medicare Part D	21,337	18,409
Other	10,845	12,170
Total accrued sales discounts, allowances and reserves	$282,264	$252,115

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
2026 Term Loans, due March 12, 2026	$292,635	$293,270
Less: current portion	(3,000)	(3,000)
Long-term debt	$289,635	$290,270

The 2026 Term Loans mature on March 12, 2026 and bear interest payable at LIBOR plus 2.50% with a LIBOR floor of 0.5%. The 2026 Term Loans include customary Alternative Reference Rate Committee hardwired benchmark replacement language to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at March 31, 2023.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cost of goods manufactured and sold	$2,682	$2,382
Research and development	6,907	5,608
Selling, general and administrative	13,054	10,353
Total share-based compensation expense	$22,643	$18,343

At March 31, 2023 and December 31, 2022, $3.4 million and $3.3 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

13. LOSS PER SHARE

Basic loss per ordinary share is calculated based upon net loss available to holders of ordinary shares divided by the weighted average number of shares outstanding. For the three months ended March 31, 2023 and 2022, as the Company was in a net loss position, the diluted loss per share calculation did not assume conversion or exercise of stock options and restricted stock unit awards, as they would have had an anti-dilutive effect on loss per share.

The following potential ordinary share equivalents were not included in the net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Stock options	13,007	13,461
Restricted stock unit awards	6,093	5,959
Total	19,100	19,420

14. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2023, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

Janssen Arbitration Proceedings

In April 2022, Alkermes Pharma Ireland Limited commenced binding arbitration proceedings to settle, among other things, whether, notwithstanding Janssen Pharmaceutica’s partial termination of two license agreements with the Company, Janssen Pharmaceutica has a continuing obligation to pay royalties on sales in the U.S. of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA. The request for arbitration seeks, among other remedies, a declaration that Janssen Pharmaceutica is in breach of the license agreements and a resumption of royalty payments for sales of the relevant products in the U.S. In December 2022, the Company received the Initial Interim Award in these proceedings from the Tribunal. In the Initial Interim Award, the Tribunal agreed with the Company’s position that, while Janssen Pharmaceutica may terminate the agreements, it may not continue to sell Products (as defined in the agreements) developed during the term of the agreements without paying royalties pursuant to the terms of the respective agreements. On April 19, 2023, the Company received the Second Interim Award from the Tribunal. Pursuant to the Second Interim Award, back royalties related to fiscal year 2022 of approximately $194.0 million (inclusive of interest) are due to the Company under the two agreements; a separate Know-How Royalty (as defined in the applicable license agreement) term applies for each of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, as follows: (i) the term for INVEGA SUSTENNA ends on August 20, 2024, (ii) the term for INVEGA TRINZA ends in the second quarter of 2030 (but no later than May 2030 when the applicable license agreement expires), and (iii) the term for INVEGA HAFYERA ends in May 2030 (when the applicable license agreement expires); and royalties for CABENUVA in the United States are owed until December 31, 2036. The Tribunal directed the parties to confer and advise within 21 days concerning the rate of interest and proposed further proceedings, including whether any issues remain for resolution by the Tribunal prior to the Tribunal’s issuance of a final award. The arbitration is being conducted pursuant to the Institute for Conflict Prevention and Resolution (CPR) Rules for Non-Administered Arbitration.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”), in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in February 2022 against Accord Healthcare, Inc., Accord Healthcare, Ltd. and Intas Pharmaceuticals, Ltd (“Accord” and such lawsuit, the “Accord Lawsuit”), and in the U.S. District Court for the District of Delaware in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience, Accord and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit, which were consolidated in January 2022 (the “Teva Appeal”). A trial has been scheduled in the Tolmar Lawsuit for October 2023. The Pharmascience Lawsuit and the Accord Lawsuit were administratively terminated in July 2022, pending the outcome of the Teva Appeal. The Company is not a party to any of these proceedings.

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC, initiated a patent infringement lawsuit in the NJ District Court against Mylan Labs, Mylan, and Mylan Institutional LLC following the filing by Mylan Labs of an ANDA seeking approval from the FDA to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693. Requested judicial remedies include recovery of litigation costs and injunctive relief. A bench trial concluded in December 2022. The Company is not a party to this proceeding.

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

A bench trial was held in February 2023, and the Company anticipates a decision in the second half of 2023. The Company intends to continue to vigorously defend its IP.

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and federal governmental authorities for documents related to VIVITROL. The Company is cooperating with the investigations.

Product Liability and Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities, including product liability cases alleging that the FDA-approved VIVITROL labeling was inadequate and caused the users of the product to suffer from opioid overdose and death. The Company intends to vigorously defend itself in these matters. In addition, on January 10, 2023, Acorda Therapeutics, Inc. filed a petition with the U.S. District Court for the Southern District of New York asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. The Company believes the petition is without merit and filed opposition papers asking the court to deny the petition and confirm the final arbitration award unchanged. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing proceedings would have a material adverse effect on the Company’s business or financial condition.

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

Executive Summary

Net loss was $41.8 million or $0.25 per ordinary share—basic and diluted for the three months ended March 31, 2023, as compared to a net loss of $35.9 million or $0.22 per ordinary share—basic and diluted for the three months ended March 31, 2022.

The increase in net loss was primarily due to an increase in our operating expenses of $30.0 million, partially offset by a decrease in other expense, net of $18.1 million and an increase in revenues of $9.1 million. The increase in operating expenses was primarily due to an increase of $29.4 million in selling, general and administrative expense. The decrease in other expense, net was primarily due to the change in the fair value of contingent consideration. The increase in revenues was primarily due to an increase in product sales, net of $43.5 million, partially offset by a decrease in manufacturing and royalty revenues of $32.3 million.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Impact

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

The COVID-19 pandemic has caused, and may continue to cause, varying degrees of disruption to our employees and our business operations. While we have continued to operate our manufacturing facilities and supply our medicines throughout the pandemic, we have at times during the pandemic experienced labor or supply chain disruptions at our manufacturing facilities and may continue to experience such disruptions while the pandemic persists, which could impact our ability to manufacture our products and the third-party products from which we receive revenue in a timely manner or at all. In addition, while we have continued to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has at times impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines while the pandemic persists. We work with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors to continually assess, and mitigate, the potential impact of COVID-19 on our manufacturing operations and R&D activities.

The degree to which the COVID-19 pandemic may continue to impact our employees, business, financial condition and results of operations will depend on the ultimate severity and duration of the pandemic and the manner in which it continues to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto. For information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

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

The following provides summary information regarding our key licensed product and certain key third-party products using our proprietary technologies under license, that are commercialized by our licensees:

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

*

Janssen partially terminated its license agreement related to these products, effective February 2022. See the section entitled “Products Using Our Proprietary Technologies” below and Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for more information with respect to this partial termination and the arbitration proceedings related to this partial termination and other matters in respect of these products.

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

LYBALVI

LYBALVI (olanzapine and samidorphan) is a once-daily, oral atypical antipsychotic drug approved in the U.S. for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, as a maintenance monotherapy or for the acute treatment of manic or mixed episodes, as monotherapy or an adjunct to lithium or valproate. LYBALVI is a combination of olanzapine, an atypical antipsychotic, and samidorphan, an opioid antagonist in a single bilayer tablet. LYBALVI was launched commercially in October 2021 and is available in fixed dosage strengths composed of 10 mg of samidorphan and 5 mg, 10 mg, 15 mg or 20 mg of olanzapine. We exclusively manufacture and commercialize LYBALVI in the U.S.

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

For a discussion of legal proceedings related to VIVITROL, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the sections entitled “Patent and other IP protection for our products is key to our business and our competitive position but is uncertain,” “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business” and “Litigation or arbitration filed against Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

For information about the arbitration proceedings related to the Long-acting INVEGA Products, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to the partial termination of the exclusive license agreement with Janssen related to the Long-acting INVEGA Products and our collaborative arrangements more broadly, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically that section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.” For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

In March 2021 and August 2021, we announced that the FDA granted Orphan Drug Designation and Fast Track designation, respectively, to nemvaleukin for the treatment of mucosal melanoma. In October 2021, we announced that the FDA granted Fast Track designation to nemvaleukin in combination with pembrolizumab for the treatment of platinum-resistant ovarian cancer. In January 2023, we announced that the Medicines and Healthcare products Regulator Agency (“MHRA”), the regulatory body of the United Kingdom, granted nemvaleukin an Innovation Passport for the treatment of mucosal melanoma under the Innovative Licensing and Access Pathway (“ILAP”).

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO and, following its commercial launch in the U.S. in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In millions, except for % of Sales)	2023	% of Sales	2022	% of Sales
Product sales, gross	$433.9	100.0%	$342.4	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(97.9)	(22.6)%	(76.5)	(22.3)%
Chargebacks	(45.6)	(10.5)%	(33.8)	(9.9)%
Product discounts	(34.3)	(7.9)%	(26.9)	(7.9)%
Medicare Part D	(18.9)	(4.4)%	(16.0)	(4.7)%
Other	(22.5)	(5.1)%	(17.9)	(5.2)%
Total adjustments	(219.2)	(50.5)%	(171.1)	(50.0)%
Product sales, net	$214.7	49.5%	$171.3	50.0%

The following table compares product sales, net earned during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
VIVITROL	$96.7	$84.9	$11.8
ARISTADA and ARISTADA INITIO	80.1	72.5	7.6
LYBALVI	37.9	13.9	24.0
Product sales, net	$214.7	$171.3	$43.4

VIVITROL product sales, gross, increased by 22% primarily due to an increase of 9% in the number of VIVITROL units sold and increases of 6% in the selling price of VIVITROL that went into effect in each of January 2023 and April 2022. ARISTADA and ARISTADA INITIO product sales, gross, increased by 14% primarily due to a 9% increase in the number of ARISTADA and ARISTADA INITIO units sold and increases of 3% in the selling price of ARISTADA and ARISTADA INITIO that went into effect in each of January 2023 and April 2022. LYBALVI product sales, gross, increased by 170%, which was due to a 183% increase in the number of LYBALVI units sold and a 6% increase in the selling price of LYBALVI that went into effect in November 2022.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$13.6	$37.1	$(23.5)
VUMERITY	28.9	30.6	(1.7)
RISPERDAL CONSTA	11.0	17.4	(6.4)
Other	19.4	20.1	(0.7)
Manufacturing and royalty revenues	$72.9	$105.2	$(32.3)

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

In November 2021, we received notice of partial termination of our license agreement with Janssen under which we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, and INVEGA HAFYERA/BYANNLI. The partial termination became effective in February 2022, at which time Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. Accordingly, we have not recognized royalty revenue related to U.S. sales of these products since February 2022. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. In December 2022, we received the Initial Interim Award for these proceedings from the Tribunal, in which the Tribunal agreed with our position that, while Janssen may terminate the agreement, it may not continue to sell Products (as defined in the agreement) developed during the term of the agreement without paying royalties pursuant to the term of the agreement. On April 19, 2023, we received the Second Interim Award from the Tribunal.  Pursuant to the Second Interim Award, back royalties related to fiscal year 2022 and interest are due to us under this license agreement and a separate Know-How Royalty (as defined in the applicable license agreement) term applies for each of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA, as follows: (i) the term for INVEGA SUSTENNA ends on August 20, 2024, (ii) the term for INVEGA TRINZA ends in the second quarter of 2030 (but no later than May 2030 when the applicable license agreement expires), and (iii) the term for INVEGA HAFYERA ends in May 2030 (when the applicable license agreement expires). The Tribunal directed the parties to confer and advise within 21 days concerning the rate of interest and proposed further proceedings, including whether any issues remain for resolution by the Tribunal prior to the Tribunal’s issuance of a final award. For additional information regarding the arbitration proceedings with Janssen, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. For information about risks relating to the notice of partial termination and our collaborative arrangements more broadly, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

The decrease in royalty revenues from the Long-acting INVEGA products was primarily due to Janssen’s partial termination of our license agreement related to such products. During the three months ended March 31, 2023, Janssen’s rest of world net sales of XEPLION, TREVICTA and BYANNLI were $331.0 million, as compared to $387.0 million during the three months ended March 31, 2022. We expect royalty revenues from net sales of XEPLION, TREVICTA and BYANNLI to decrease over time. The amount, timing and duration of royalty revenues from sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA depend upon the outcome of our dispute with Janssen related to the impact of its partial termination of our license agreement on its obligations to continue to pay us know-how royalties in accordance with the terms of the agreement.

In addition, each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 14, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We recognize manufacturing revenue for RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sales of RISPERDAL CONSTA occur. The decrease in revenue from RISPERDAL CONSTA was primarily due to a decrease of $5.2 million in manufacturing revenue, which was primarily due to a 66% decrease in the average selling price, partially offset by a 17% increase in the number of units approved for shipment to Janssen. We expect revenues from RISPERDAL CONSTA to continue to decrease over time. The latest to expire patent covering RISPERDAL CONSTA expired in 2021 in the EU and in January 2023 in the U.S., and we are aware of potential generic competition for RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure.

We receive a 15% royalty on worldwide net sales of VUMERITY for product manufactured and packaged by us, subject to increases for VUMERITY manufactured and/or packaged by Biogen or its designees, in the period that the end-market sales of VUMERITY occur. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. The decrease in revenue from VUMERITY was primarily due to a $3.0 million decrease in royalty revenue, as net sales of VUMERITY decreased from $128.0 million in the three months ended March 31, 2022 to $108.2 million in the three months ended March 31, 2023.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
Cost of goods manufactured and sold	$58.2	$55.2	$3.0

The increase in cost of goods manufactured and sold was primarily due to increases of $3.9 million and $2.7 million, respectively, in the cost of goods sold for VIVITROL and LYBALVI, due to increases in the number of units manufactured and sold for each product, as discussed above.

Research and Development Expenses

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include fees for clinical and non-clinical activities performed by contract research organizations, consulting fees, and costs related to laboratory services, the purchase of drug product materials and third-party manufacturing development activities. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, with the exception of our oncology-related development programs, internal R&D expenses are not tracked by individual program as they can benefit multiple programs or our technologies in general. We began tracking internal R&D expenses for our oncology-related development programs following the announcement of our intent to explore a separation of our neuroscience business and oncology business.

The following table sets forth our external R&D expenses for the three months ended March 31, 2023 and 2022 relating to our then current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
External R&D expenses:
Development programs:
nemvaleukin	$17.7	$19.5	$(1.8)
LYBALVI	3.3	5.8	(2.5)
ALKS 2680	1.7	1.4	0.3
Other external R&D expenses	15.6	16.0	(0.4)
Total external R&D expenses	38.3	42.7	(4.4)
Internal R&D expenses:
Employee-related	42.0	40.1	1.9
Occupancy	4.4	4.2	0.2
Depreciation	2.7	2.8	(0.1)
Other	6.2	6.2	—
Total internal R&D expenses	55.3	53.3	2.0
Research and development expenses	$93.6	$96.0	$(2.4)

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

The decrease in expenses related to nemvaleukin was primarily due to decreased spend on the ARTISTRY-1 study, partially offset by increased spend on the ARTISTRY-7 study. For additional detail on the ARTISTRY development program for nemvaleukin, see the “Key Development Program” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. The decrease in expenses related to LYBALVI was primarily due to decreased R&D activities for the product in light of its commercial launch in October 2021, partially offset by continued spend on ongoing clinical studies. The increase in employee-related expense was primarily related to an increase in salaries, benefits and temporary labor.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
Selling and marketing expense	$118.5	$96.2	$22.3
General and administrative expense	56.0	48.9	7.1
Selling, general and administrative expense	$174.5	$145.1	$29.4

The increase in selling and marketing expense was primarily due to an increase of $13.0 million in external marketing expenses, primarily related to activities supporting the commercial launch of LYBALVI and an $8.0 million increase in employee-related expenses, primarily due to a 6% increase in sales and marketing headcount.

The increase in general and administrative expense was primarily due to a $3.9 million increase in employee-related expenses and a $3.3 million increase in professional service fees. The increase in employee-related expenses was primarily due to a $2.0 million increase in share-based compensation expense, due to an increase in the fair value of recent grants as compared to grants made in prior years. The increase in professional service fees was primarily due to increased spend on fees related to the potential separation of our oncology business.

Other Expense, Net

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
Interest income	$5.0	$0.6	$4.4
Interest expense	(5.3)	(2.4)	(2.9)
Change in the fair value of contingent consideration	—	(19.1)	19.1
Other (expense) income, net	(0.1)	2.5	(2.6)
Total other expense, net	$(0.4)	$(18.4)	$18.0

The decrease in total other expense, net was primarily due to the change in the fair value of contingent consideration. During the three months ended March 31, 2022, we applied a 100% likelihood that Baudax would default on its obligations and applied a 9% recovery rate to amounts owed to us under the arrangement with Baudax, resulting in a $19.1 million decrease in the fair value of contingent consideration. In the three months ended September 30, 2022, we reduced the remaining fair value under the arrangement to zero and in December 2022, Baudax announced that it would discontinue the sale of ANJESO.

Interest income consists primarily of interest earned on our available-for-sale investments. Interest expense consists of interest incurred on our 2026 Term Loans. The increases in interest income and interest expense were primarily due to increases in interest rates over the past twelve months, as we are in a rising interest rate environment.

Income Tax Benefit

	Three Months Ended
	March 31,
(In millions)	2023	2022	Change
Income tax benefit	$(6.0)	$(9.1)	$3.1

The income tax benefit in the three months ended March 31, 2023 and 2022 primarily related to an enhanced foreign derived intangible income deduction arising from the capitalization of research and development expenses in accordance with Section 174 of the U.S. Internal Revenue Code of 1986, as amended. The decrease in the income tax benefit was primarily due to a decrease in income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2023			December 31, 2022
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$199.7	$121.7	$321.4	$208.4	$84.1	$292.5
Investments—short-term	179.8	99.3	279.1	207.6	108.4	316.0
Investments—long-term	45.9	46.1	92.0	70.3	61.3	131.6
Total cash and investments	$425.4	$267.1	$692.5	$486.3	$253.8	$740.1
Outstanding borrowings—short and long-term	$292.6	$—	$292.6	$293.3	$—	$293.3

At March 31, 2023 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$282.3	$0.2	$(3.4)	$—	$279.1
Investments—long-term available-for-sale	93.1	—	(2.9)	—	90.2
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$377.2	$0.2	$(6.3)	$—	$371.1

Sources and Uses of Cash

We used $21.3 million and generated $21.7 million of cash from operating activities during the three months ended March 31, 2023 and 2022, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

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

We classify available‑for‑sale investments in an unrealized loss position that do not mature within twelve months as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2023, we performed an analysis of our investments with unrealized losses for impairment and determined that they were not impaired.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months.

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Cash and cash equivalents, beginning of period	$292.5	$337.5
Cash flows (used in) provided by operating activities	(21.3)	21.7
Cash flows provided by (used in) investing activities	72.8	(60.6)
Cash flows used in financing activities	(22.6)	(16.0)
Cash and cash equivalents, end of period	$321.4	$282.6

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

Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2023 were $21.3 million and primarily consisted of a net loss of $41.8 million adjusted for non-cash items, including share-based compensation of $22.6 million, depreciation and amortization of $18.7 million and changes in working capital of $14.9 million, partially offset by deferred income taxes of $36.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2022 were $21.7 million and primarily consisted of a net loss of $35.9 million, adjusted for non-cash items including share-based compensation of $18.3 million, depreciation and amortization of $19.2 million, change in the fair value of contingent consideration of $19.1 million and changes in working capital of $29.9 million, partially offset by deferred income taxes of $29.3 million.

Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2023 were primarily due to a $79.7 million increase in net sales of investments, offset by the purchase of $6.9 million of property, plant and equipment. Cash flows used in investing activities for the three months ended March 31, 2022 were primarily due to a $53.8 million increase in net purchase of investments and the purchase of $7.8 million of property, plant and equipment.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2023 and 2022 primarily related to $24.7 million and $17.1 million of employee taxes paid related to the net share settlement of equity awards, respectively, partially offset by $2.9 million and $1.8 million of cash that we received upon exercises of employee stock options, respectively.

Debt

At March 31, 2023, the principal balance of our borrowings consisted of $294.0 million outstanding under our 2026 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2022, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

We are exposed to non-U.S. currency exchange risk related to manufacturing and royalty revenues that we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2022.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Risks Related to our Financial Condition and Tax Matters

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), and Signature Bank, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

We do not hold, and do not expect to hold, cash deposits or securities at SVB and have not experienced any adverse impact to our current and projected business operations, financial condition or results of operations as a result of the SVB closure; however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of SVB and Signature Bank or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Although we expect to continue to assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, one or more of our critical vendors, third-party manufacturers, or other third parties on which we rely, could be adversely affected by any of the liquidity or other risks that are described above, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any third-party bankruptcy or insolvency, or any breach or default by a third party on which we rely, or the loss of any significant supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

There have been no other material changes from the risk factors disclosed in our Annual Report. For a further discussion of our risk factors see “Part I, Item 1A—Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the three months ended March 31, 2023. As of March 31, 2023, we had purchased a total of 8,866,342 shares under this program at an aggregate cost of $114.0 million.

During the three months ended March 31, 2023, we acquired 885,652 of our ordinary shares, at an average price of $27.94 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2023, each of Messrs. David J. Gaffin and C. Todd Nichols, executive officers of the Company, and Shane M. Cooke, Dr. Cato T. Laurencin and Ms. Nancy J. Wysenski, each a director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for any revision or termination of an established trading plan.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #*	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.
10.2 #*

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

Date: April 26, 2023