Form 10-Q
period 2023-06-30
Alkermes plc.
filed 2023-07-26
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 21, 2023 was 166,558,735 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
•
our expectations regarding our products, including expectations related to product development, regulatory filings, approvals and timelines; therapeutic and commercial value, scope and potential; and the costs and expenses related to such activities and expectations;
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
•
our expectations regarding the planned separation of our neuroscience business and oncology business, including anticipated timing, effects, costs, benefits and tax treatment; and
•
other expectations discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 16, 2023, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 26, 2023 (our “Annual Report”) and “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (our “Q1 Quarterly Report”).

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that any industry publications and third-party research, surveys and studies from which data is included in this Form 10-Q are reliable, we have not independently verified any such data. This Form 10-Q may also include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in our Q1 Quarterly Report. These and other factors could cause our results to differ materially from those expressed or implied in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$665,795	$292,473
Receivables, net	334,478	287,967
Investments—short-term	163,254	315,992
Inventory	189,372	181,418
Contract assets	—	8,929
Prepaid expenses and other current assets	44,452	43,527
Total current assets	1,397,351	1,130,306
PROPERTY, PLANT AND EQUIPMENT, NET	323,801	325,361
INVESTMENTS—LONG-TERM	78,127	131,610
RIGHT-OF-USE ASSETS	107,356	115,855
INTANGIBLE ASSETS, NET	19,982	37,680
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	153,152	115,602
OTHER ASSETS	14,542	14,691
TOTAL ASSETS	$2,187,184	$1,963,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$242,923	$220,089
Accrued sales discounts, allowances and reserves	222,768	252,115
Operating lease liabilities—short-term	15,192	15,722
Contract liabilities—short-term	3,302	6,816
Current portion of long-term debt	3,000	3,000
Total current liabilities	487,185	497,742
LONG-TERM DEBT	289,001	290,270
OPERATING LEASE LIABILITIES—LONG-TERM	82,342	89,829
OTHER LONG-TERM LIABILITIES	48,219	42,384
Total liabilities	906,747	920,225
COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 171,975,901 and 168,951,193 shares issued; 166,498,288 and 164,377,009 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,720	1,690
Treasury shares, at cost (5,477,613 and 4,574,184 shares at June 30, 2023 and December 31, 2022, respectively)	(186,146)	(160,862)
Additional paid-in capital	2,976,365	2,913,099
Accumulated other comprehensive loss	(7,437)	(10,889)
Accumulated deficit	(1,504,065)	(1,699,285)
Total shareholders’ equity	1,280,437	1,043,753
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,187,184	$1,963,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$231,477	$190,787	$446,204	$362,055
Manufacturing and royalty revenues	385,913	85,326	458,775	190,496
License revenue	—	—	—	2,000
Research and development revenue	7	106	13	213
Total revenues	617,397	276,219	904,992	554,764
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	63,260	58,360	121,435	113,519
Research and development	100,788	92,873	194,425	188,826
Selling, general and administrative	205,258	150,377	379,735	295,429
Amortization of acquired intangible assets	8,898	9,066	17,698	18,032
Total expenses	378,204	310,676	713,293	615,806
OPERATING INCOME (LOSS)	239,193	(34,457)	191,699	(61,042)
OTHER INCOME (EXPENSE), NET:
Interest income	6,769	896	11,735	1,469
Interest expense	(5,684)	(2,369)	(10,972)	(4,719)
Change in the fair value of contingent consideration	—	870	—	(18,197)
Other (expense) income, net	(525)	1,810	(564)	4,241
Total other income (expense), net	560	1,207	199	(17,206)
INCOME (LOSS) BEFORE INCOME TAXES	239,753	(33,250)	191,898	(78,248)
INCOME TAX PROVISION (BENEFIT)	2,688	(3,114)	(3,322)	(12,209)
NET INCOME (LOSS)	$237,065	$(30,136)	$195,220	$(66,039)
EARNINGS (LOSS) PER ORDINARY SHARE:
Basic	$1.43	$(0.18)	$1.18	$(0.40)
Diluted	1.38	(0.18)	1.14	(0.40)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	166,279	163,839	165,686	163,165
Diluted	171,553	163,839	170,747	163,165
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$237,065	$(30,136)	$195,220	$(66,039)
Holding gain (loss), net of a tax provision (benefit) of $99, $326, $587 and $(1,055), respectively	692	(2,254)	3,452	(6,765)
COMPREHENSIVE INCOME (LOSS)	$237,757	$(32,390)	$198,672	$(72,804)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195,220	$(66,039)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	37,725	38,588
Share-based compensation expense	51,147	41,720
Deferred income taxes	(38,137)	(40,815)
Change in the fair value of contingent consideration	—	18,197
Other non-cash charges	691	637
Changes in assets and liabilities:
Receivables	(46,511)	67,382
Contract assets	8,929	(3,123)
Inventory	(6,879)	(4,569)
Prepaid expenses and other assets	(774)	(1,986)
Right-of-use assets	8,498	8,331
Accounts payable and accrued expenses	19,995	(20,802)
Accrued sales discounts, allowances and reserves	(29,347)	(8,243)
Contract liabilities	(5,032)	(4,071)
Operating lease liabilities	(8,471)	(8,911)
Other long-term liabilities	7,354	3,076
Cash flows provided by operating activities	194,408	19,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(16,565)	(17,753)
Proceeds from the sale of equipment	3	—
Proceeds from contingent consideration	—	1,043
Return of Fountain Healthcare Partners II, L.P. investment	—	485
Purchases of investments	(30,284)	(194,879)
Sales and maturities of investments	240,544	109,925
Cash flows provided by (used in) investing activities	193,698	(101,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	12,000	17,992
Employee taxes paid related to net share settlement of equity awards	(25,284)	(17,583)
Principal payments of long-term debt	(1,500)	(1,500)
Cash flows used in financing activities	(14,784)	(1,091)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	373,322	(82,898)
CASH AND CASH EQUIVALENTS—Beginning of period	292,473	337,544
CASH AND CASH EQUIVALENTS—End of period	$665,795	$254,646
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$4,863	$4,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	2,567,603	25	2,849	—	—	—	—	2,874
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(885,652)	(24,744)	(24,744)
Share-based compensation	—	—	22,778	—	—	—	—	22,778
Unrealized gain on marketable securities, net of tax provision of $488	—	—	—	2,760	—	—	—	2,760
Net loss	—	—	—	—	(41,845)	—	—	(41,845)
BALANCE — March 31, 2023	171,518,796	$1,715	$2,938,726	$(8,129)	$(1,741,130)	(5,459,836)	$(185,606)	$1,005,576
Issuance of ordinary shares under employee stock plans	457,105	5	9,121	—	—	—	—	9,126
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(17,777)	(540)	(540)
Share-based compensation	—	—	28,518	—	—	—	—	28,518
Unrealized gain on marketable securities, net of tax provision of $99	—	—	—	692	—	—	—	692
Net income	—	—	—	—	237,065	—	—	237,065
BALANCE — June 30, 2023	171,975,901	$1,720	$2,976,365	$(7,437)	$(1,504,065)	(5,477,613)	$(186,146)	$1,280,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584
Issuance of ordinary shares under employee stock plans	1,953,293	19	1,776	—	—	—	—	1,795
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(678,209)	(17,069)	(17,069)
Share-based compensation	—	—	18,494	—	—	—	—	18,494
Unrealized loss on marketable securities, net of tax benefit of $1,382	—	—	—	(4,511)	—	—	—	(4,511)
Net loss	—	—	—	—	(35,903)	—	—	(35,903)
BALANCE — March 31, 2022	167,743,842	$1,677	$2,818,595	$(8,234)	$(1,576,921)	(4,531,431)	$(159,727)	$1,075,390
Issuance of ordinary shares under employee stock plans	1,038,859	11	16,186	—	—	—	—	16,197
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(18,566)	(514)	(514)
Share-based compensation	—	—	23,641	—	—	—	—	23,641
Unrealized loss on marketable securities, net of tax provision of $326	—	—	—	(2,254)	—	—	—	(2,254)
Net loss	—	—	—	—	(30,136)	—	—	(30,136)
BALANCE — June 30, 2022	168,782,701	$1,688	$2,858,422	$(10,488)	$(1,607,057)	(4,549,997)	$(160,241)	$1,082,324

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

On November 2, 2022, the Company announced its intent, as approved by its board of directors, to separate its neuroscience business and oncology business. The Company is planning a separation of the oncology business into an independent, publicly-traded company (referred to herein as “Mural Oncology”) following a review of strategic alternatives for the oncology business. Following the planned separation, the Company would retain its focus on driving growth of its proprietary commercial products: LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, and advancing the development of pipeline programs focused on neurological disorders. The Company also expects to retain manufacturing and royalty revenues, including those related to its licensed products and third-party products using its proprietary technologies under license. Mural Oncology would focus on the discovery and development of cancer therapies, including the continued development of nemvaleukin alfa and the Company’s portfolio of novel, preclinical engineered cytokines. The separation, if consummated, is expected to be completed in the second half of 2023 and is subject to customary closing conditions, including final approval by the Company’s board of directors and receipt of a private letter ruling from the U.S. Internal Revenue Service and/or a tax opinion from the Company’s tax advisor. Subsequent to the planned separation, the historical results of the oncology business will be reflected as discontinued operations in the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including, but not limited to, those related to revenue

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

from contracts with its customers and related allowances, impairment and amortization of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different conditions or using different assumptions.

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA and ARISTADA INITIO and, following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. During the three and six months ended June 30, 2023 and 2022, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
VIVITROL	$102,071	$96,105	$198,730	$180,959
ARISTADA and ARISTADA INITIO	82,409	74,622	162,486	147,107
LYBALVI	46,997	20,060	84,988	33,989
Total product sales, net	$231,477	$190,787	$446,204	$362,055

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2023 and 2022, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$321,239	$321,239	$—	$334,801	$334,801
VUMERITY	10,369	21,926	32,295	23,018	38,151	61,169
RISPERDAL CONSTA	4,901	240	5,141	15,317	806	16,123
Other	16,628	10,610	27,238	32,003	14,679	46,682
	$31,898	$354,015	$385,913	$70,338	$388,437	$458,775

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$26,648	$26,648	$—	$63,702	$63,702
VUMERITY	5,650	20,520	26,170	17,045	39,720	56,765
RISPERDAL CONSTA	8,571	1,820	10,391	24,149	3,668	27,817
Other	11,353	10,764	22,117	23,207	19,005	42,212
	$25,574	$59,752	$85,326	$64,401	$126,095	$190,496

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

(1)
“Long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate)

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson (“Janssen Pharmaceutica”). Under this license agreement, the Company provided Janssen Pharmaceutica with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop the Long-acting INVEGA products. When the partial termination became effective in February 2022, Janssen Pharmaceutica ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. Accordingly, the Company ceased recognizing royalty revenue related to U.S. sales of these products in February 2022. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen Pharmaceutica’s partial termination of this license agreement and its royalty and other obligations under the agreement. On May 31, 2023, the arbitral tribunal (the “Tribunal”) in the arbitration proceedings issued a final award (the “Final Award”) which concluded the arbitration proceedings. The Final Award provided, among other things, that the Company was due back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest related to 2022 U.S. net sales of the Long-acting INVEGA products, which amount the Company received from Janssen Pharmaceutica in the second quarter of 2023, and is entitled to 2023 and future royalty revenues from Janssen Pharmaceutica related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award, the Company recognized royalty revenues related to the back royalties noted above and resumed recognizing royalty revenue related to ongoing U.S. sales of the Long-acting INVEGA products. During the three months ended June 30, 2023, the Company recorded $195.4 million in royalty revenue related to the back royalties, $50.2 million in royalty revenue related to U.S. net sales of the Long-acting INVEGA products earned during the first quarter of 2023 and $75.7 million in royalty revenue related to worldwide net sales of the Long-acting INVEGA products earned during the second quarter of 2023. Refer to Note 15, Commitments and Contingent Liabilities within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the arbitration proceedings with Janssen Pharmaceutica.

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

Total contract assets at June 30, 2023 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2022	$8,929
Additions	10,115
Transferred to receivables, net	(19,044)
Contract assets at June 30, 2023	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At June 30, 2023 and December 31, 2022, $3.3 million and $6.8 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and $2.4 million and $3.9 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at June 30, 2023 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2022	$10,701
Additions	(932)
Amounts recognized into revenue	(4,101)
Contract liabilities at June 30, 2023	$5,668

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2023	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$77,279	$—	$(82)	$(1,106)	$76,091
U.S. government and agency debt securities	73,188	1	(116)	(991)	72,082
Non-U.S. government debt securities	15,359	—	—	(278)	15,081
Total short-term investments	165,826	1	(198)	(2,375)	163,254
Long-term investments:
Available-for-sale securities:
Corporate debt securities	38,825	—	(529)	(765)	37,531
U.S. government and agency debt securities	40,219	—	(463)	(980)	38,776
	79,044	—	(992)	(1,745)	76,307
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	80,864	—	(992)	(1,745)	78,127
Total investments	$246,690	$1	$(1,190)	$(4,120)	$241,381

December 31, 2022
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$141,418	$—	$(424)	$(2,054)	$138,940
U.S. government and agency debt securities	143,710	16	(266)	(1,289)	142,171
Non-U.S. government debt securities	35,455	—	(28)	(546)	34,881
Total short-term investments	320,583	16	(718)	(3,889)	315,992
Long-term investments:
Available-for-sale securities:
Corporate debt securities	68,229	—	(1,550)	(676)	66,003
U.S. government and agency debt securities	62,220	—	(917)	(1,424)	59,879
Non-U.S. government debt securities	4,099	—	—	(191)	3,908
	134,548	—	(2,467)	(2,291)	129,790
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	136,368	—	(2,467)	(2,291)	131,610
Total investments	$456,951	$16	$(3,185)	$(6,180)	$447,602

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

At June 30, 2023, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At June 30, 2023, 156 of the Company’s 163 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $231.1 million. Approximately 46% of the Company’s investment securities at June 30, 2023 are in each of corporate debt securities, with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and debt securities issued by the U.S. government or its agencies. In a rising interest rate environment, the Company expects its fixed-rate investment securities will carry unrealized losses. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Proceeds from the sales and maturities of investments	$240,544	$109,925
Realized gains	$—	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at June 30, 2023 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$165,826	$163,254	$1,820	$1,820
After 1 year through 5 years	79,044	76,307	—	—
Total	$244,870	$239,561	$1,820	$1,820

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	June 30,
(In thousands)	2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$42,386	$42,386	$—	$—
U.S. government and agency debt securities	110,858	83,270	27,588	—
Corporate debt securities	113,622	—	113,622	—
Non-U.S. government debt securities	15,081	—	15,081	—
Total	$281,947	$125,656	$156,291	$—

	December 31,
	2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,857	$19,857	$—	$—
U.S. government and agency debt securities	202,050	168,639	33,411	—
Corporate debt securities	204,943	—	204,943	—
Non-U.S. government debt securities	38,789	—	38,789	—
Total	$465,639	$188,496	$277,143	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the six months ended June 30, 2023. At June 30, 2023, the Company had no investments with fair values that were determined using Level 3 inputs.

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

In March 2022, Baudax reduced its workforce by approximately 80%, which was designed to reduce its operational expenses and conserve its cash resources. As a result of these events and the fact that, at March 31, 2022, Baudax had only paid $0.5 million of the $6.4 million that was due to the Company in March 2022, the Company recorded a reduction in the fair value of the contingent consideration of $19.1 million within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive loss in the six months ended June 30, 2022. In September 2022, the Company determined that it was unlikely to collect any further proceeds under this arrangement and reduced the fair value of the contingent consideration to zero. In December 2022, Baudax announced that it would discontinue sales of ANJESO, the first approved Meloxicam Product, and on December 28, 2022, the U.S. Food and Drug Administration (“FDA”) acknowledged the discontinuation of sales of ANJESO via listing in the Orange Book.

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

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $281.5 million and $278.9 million at June 30, 2023 and December 31, 2022, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Raw materials	$57,867	$61,064
Work in process	78,934	76,228
Finished goods(1)	52,571	44,126
Total inventory	$189,372	$181,418

(1)
At June 30, 2023 and December 31, 2022, the Company had $37.4 million and $30.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Land	$6,570	$6,560
Building and improvements	195,685	195,144
Furniture, fixtures and equipment	431,774	418,448
Leasehold improvements	52,811	54,152
Construction in progress	90,591	84,715
Subtotal	777,431	759,019
Less: accumulated depreciation	(453,630)	(433,658)
Total property, plant and equipment, net	$323,801	$325,361

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		June 30, 2023
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(450,698)	$14,892
Capitalized IP	11-13	118,160	(113,070)	5,090
Total		$583,750	$(563,768)	$19,982

Based on the Company’s most recent analysis, amortization of intangible assets included in the accompanying condensed consolidated balance sheet at June 30, 2023 is expected to be approximately $35.0 million and $1.0 million in the years ending December 31, 2023 and 2024, respectively. Although the Company believes that such analysis, and the available information and assumptions underlying such analysis, are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. LEASES

Future lease payments under non-cancelable leases at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
2023	$8,213	$16,665
2024	16,626	16,608
2025	16,873	16,855
2026	12,785	12,767
2027	9,507	9,506
Thereafter	69,474	69,474
Total operating lease payments	$133,478	$141,875
Less: imputed interest	(35,944)	(36,324)
Total operating lease liabilities	$97,534	$105,551

At June 30, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.3% and 8.3 years, respectively. Cash paid for lease liabilities was $4.1 million and $8.5 million during the three and six months ended June 30, 2023, respectively, compared to $4.5 million and $8.9 million during the three and six months ended June 30, 2022, respectively. The Company recorded operating lease expense of $4.2 million and $8.5 million during the three and six months ended June 30, 2023, respectively, as compared to $4.2 million and $8.3 million during the three and six months ended June 30, 2022, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Accounts payable	$84,616	$32,843
Accrued compensation	59,959	79,085
Accrued other	98,348	108,161
Total accounts payable and accrued expenses	$242,923	$220,089

A summary of the Company’s current provision for sales discounts, allowances and reserves is as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Medicaid rebates	$177,487	$208,332
Product discounts	16,679	13,204
Medicare Part D	17,181	18,409
Other	11,421	12,170
Total accrued sales discounts, allowances and reserves	$222,768	$252,115

Included in accounts payable was approximately $27.4 million and $0.8 million of amounts payable related to state Medicaid rebates as of June 30, 2023 and December 31, 2022, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
2026 Term Loans, due March 12, 2026	$292,001	$293,270
Less: current portion	(3,000)	(3,000)
Long-term debt	$289,001	$290,270

The 2026 Term Loans mature on March 12, 2026. In June 2023, the Company amended the 2026 Terms Loans to transition the interest rate available for borrowings thereunder from a London Interbank Offered Rate (“LIBOR”)-based interest rate to an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and to make other conforming and mechanical changes. The 2026 Term Loans bear interest at SOFR plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.50% with a floor of 0.5%.

The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at June 30, 2023.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Cost of goods manufactured and sold	$2,921	$2,401	$5,603	$4,783
Research and development	7,506	7,222	14,413	12,830
Selling, general and administrative	18,077	13,754	31,131	24,107
Total share-based compensation expense	$28,504	$23,377	$51,147	$41,720

At June 30, 2023 and December 31, 2022, $3.4 million and $3.3 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per ordinary share is calculated based upon net income (loss) available to holders of ordinary shares divided by the weighted average number of ordinary shares outstanding. For the calculation of diluted earnings (loss) per ordinary share, the Company adjusts the weighted average number of ordinary shares outstanding for the effect of outstanding ordinary share equivalents such as stock options and restricted stock unit awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Numerator:
Net income (loss)	$237,065	$(30,136)	$195,220	$(66,039)
Denominator:
Weighted average number of ordinary shares outstanding	166,279	163,839	165,686	163,165
Effect of dilutive securities:
Stock options	1,896	—	1,634	—
Restricted stock unit awards	3,378	—	3,427	—
Dilutive ordinary share equivalents	5,274	—	5,061	—
Shares used in calculating diluted earnings (loss) per share	171,553	163,839	170,747	163,165

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The following potential ordinary share equivalents were not included in the net earnings (loss) per share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Stock options	12,138	12,781	12,288	12,677
Restricted stock unit awards	1,180	4,718	3,024	6,251
Total	13,318	17,499	15,312	18,928

14. INCOME TAXES

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In determining future taxable income, the Company is responsible for assumptions that it utilizes, including the amount of Irish and non-Irish pre‑tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company uses to manage the underlying business.

The Company recorded an income tax provision of $2.7 million and an income tax benefit of $3.3 million during the three and six months ended June 30, 2023, respectively. The income tax provision in was related to U.S. federal and state taxes, due primarily to a $2.0 million discrete tax expense related to employee equity activity. The income tax benefit primarily related to enhanced foreign derived intangible income (“FDII”) deductions arising from the capitalization of research and development expenses in accordance with Section 174 of the U.S. Internal Revenue Code of 1986, as amended.

At December 31, 2022, the Company maintained a valuation allowance of $245.8 million against Irish deferred tax assets. During the three and six months ended June 30, 2023, the Company recorded a profit. Should the Company continue to demonstrate profitability in the future, the evaluation of the recoverability of such deferred tax assets may change and a portion of the valuation allowance could be released.

15. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2023, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Janssen Arbitration Proceedings

In April 2022, Alkermes Pharma Ireland Limited commenced binding arbitration proceedings to settle, among other things, whether, notwithstanding Janssen Pharmaceutica’s partial termination of two license agreements with the Company, Janssen Pharmaceutica has a continuing obligation to pay royalties on sales in the U.S. of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA. On May 31, 2023, the Company received a Final Award from the Tribunal in these arbitration proceedings. The Final Award reiterated the Tribunal’s findings from, and incorporated by reference, the first interim award and second interim award issued by the Tribunal on December 21, 2022 and April 19, 2023, respectively. As a result of the Final Award, in June 2023 the Company received payment for back royalties, including certain late-payment interest, related to 2022 U.S. net sales of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA and is entitled to 2023 and future royalty revenues from Janssen Pharmaceutica related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the applicable license agreement expires), INVEGA HAFYERA through May 2030 (when the applicable license agreement expires) and CABENUVA through December 31, 2036. Refer to Note 3, Revenue from Contracts with Customers within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding royalty revenue recognized following the issuance of the Final Award. The arbitration was conducted pursuant to the Institute for Conflict Prevention and Resolution (CPR) Rules for Non-Administered Arbitration before a panel of three arbitrators. On June 28, 2023, the Company filed an unopposed petition to confirm the Final Award and enter judgment thereon with the U.S. District Court for the Southern District of New York, and on June 30, 2023, Janssen filed a notice of non-opposition to such petition.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”), in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in February 2022 against Accord Healthcare, Inc., Accord Healthcare, Ltd. and Intas Pharmaceuticals, Ltd (“Accord” and such lawsuit, the “Accord Lawsuit”), and in the U.S. District Court for the District of Delaware (the “DE District Court”) in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience, Accord and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit, which were consolidated in January 2022 (the “Teva Appeal”). A trial has been scheduled in the Tolmar Lawsuit for October 2023. The Pharmascience Lawsuit and the Accord Lawsuit were administratively terminated in July 2022, pending the outcome of the Teva Appeal. The Company is not a party to any of these proceedings.

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC initiated a patent infringement lawsuit in the NJ District Court against Mylan Labs, Mylan, and Mylan Institutional LLC following the filing by Mylan Labs of an ANDA seeking approval from the FDA to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693 (the “’693 Patent”). Requested judicial remedies include recovery of litigation costs and injunctive relief. On May 15, 2023, the NJ District Court issued an opinion in favor of the Janssen entities on the issues of infringement and validity of the ’693 Patent. On May 23, 2023, the Mylan entities filed a notice of appeal of the decision. The Company is not a party to this proceeding.

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

A bench trial was held in February 2023 and closing arguments were heard in June 2023. The Company anticipates a decision in the third quarter of 2023. The Company intends to continue to vigorously defend its IP.

VUMERITY ANDA Litigation

On July 6, 2023, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the DE District Court against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) following the filing by Zydus of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) delayed-release capsules for oral use, 231 mg, before expiration of the Company’s U.S. Patent Nos. 8,669,281; 9,090,558; and 10,080,733. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

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

16. SUBSEQUENT EVENT

On July 12, 2023, in conjunction with the Company’s ongoing review of operations and the planned separation of the oncology business, the Company executed a restructuring plan, which included the elimination of approximately 60 positions across the Company (the “Restructuring”). The Company expects to record a charge of approximately $6.5 million in the third quarter of 2023 as a result of the Restructuring, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures, and substantially all of which will be paid out over the next 12 months.

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

Executive Summary

Net income was $237.1 million and $195.2 million or $1.43 and $1.18 per ordinary share—basic and $1.38 and $1.14 per ordinary share—diluted, for the three and six months ended June 30, 2023, respectively, as compared to net loss of $30.1 million and $66.0 million or $0.18 and $0.40 per ordinary share—basic and diluted, for the three and six months ended June 30, 2022, respectively.

The net income during the three and six months ended June 30, 2023, as compared to the net loss during the three and six months ended June 30, 2022, was primarily due to increases of $300.6 million and $268.3 million, respectively, in manufacturing and royalty revenues, primarily from the Long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products, and increases of $40.7 million and $84.1 million, respectively, in product sales, net, partially offset by increases of $54.9 million and $84.3 million, respectively, in selling, general and administrative expense, and increases of $7.9 million and $5.6 million, respectively, in R&D expenses.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

COVID-19 Impact

A number of the marketed products from which we derive revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals, which have been adversely impacted to varying degrees as a result of COVID-19 related closures, restrictions, labor shortages and other disruptions that transpired during the pandemic.

The COVID-19 pandemic has caused, and may continue to cause, varying degrees of disruption to our employees and our business operations. While we have continued to operate our manufacturing facilities and supply our medicines, we have at times experienced labor or supply chain disruptions at our manufacturing facilities and may continue to experience such disruptions while the pandemic persists, which could impact our ability to manufacture our products and the third-party products from which we receive revenue in a timely manner or at all. In addition, while we have continued to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic at times impacted the timelines of certain of our early-stage discovery efforts and clinical trials, and may continue to impact such timelines if the pandemic persists. We have worked with our internal teams, our clinical investigators, R&D vendors and critical supply chain vendors, and will continue to do so as needed, to assess, and mitigate, any potential impacts of COVID-19 on our manufacturing operations and R&D activities.

The degree to which the COVID-19 pandemic may continue to impact our employees, business, financial condition and results of operations will depend on the manner in which it may continue to evolve, including the emergence, prevalence and severity of new COVID-19 variants, and future developments in response thereto. For information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

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

Proprietary Products

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

Key Third-Party Products Using Our Proprietary Technologies

The following provides summary information regarding certain key third-party products using our proprietary technologies under license and our key licensed product, in each case that are commercialized by our licensees:

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

The following sections provide more detailed information regarding our proprietary products, licensed products and products using our proprietary technology.

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

LYBALVI

LYBALVI (olanzapine and samidorphan) is a once-daily, oral atypical antipsychotic drug approved in the U.S. for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, as a maintenance monotherapy or for the acute treatment of manic or mixed episodes, as monotherapy or an adjunct to lithium or valproate. LYBALVI is a combination of olanzapine, an atypical antipsychotic, and samidorphan, an opioid antagonist, in a single bilayer tablet. LYBALVI was launched commercially in October 2021 and is available in fixed dosage strengths composed of 10 mg of samidorphan and 5 mg, 10 mg, 15 mg or 20 mg of olanzapine. We exclusively manufacture and commercialize LYBALVI in the U.S.

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

For a discussion of legal proceedings related to VIVITROL, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the sections entitled “—Patent and other IP protection for our products is key to our business and our competitive position but is uncertain,” “—Uncertainty over IP in the biopharmaceutical industry has been the source of litigation, which is inherently costly and unpredictable, could significantly delay or prevent approval or negatively impact commercialization of our products, and could adversely affect our business”.

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

Key Products Using Our Proprietary Technologies

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

For information about the arbitration proceedings related to the Long-acting INVEGA Products, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to our collaborative arrangements, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.” For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in our Annual Report. For a discussion of legal proceedings related to certain of the patents covering VUMERITY, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

Key Development Programs

Our R&D is focused on the development of innovative medicines in the fields of neuroscience and oncology that are designed to address unmet patient needs. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our key development programs.

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

In March 2021 and August 2021, we announced that the FDA granted Orphan Drug designation and Fast Track designation, respectively, to nemvaleukin for the treatment of mucosal melanoma. In October 2021, we announced that the FDA granted Fast Track designation to nemvaleukin in combination with pembrolizumab for the treatment of platinum-resistant ovarian cancer. In January 2023, we announced that the Medicines and Healthcare products Regulatory Agency (“MHRA”), the regulatory body of the United Kingdom (“UK”), had granted an Innovation Passport designation for nemvaleukin for the treatment of mucosal melanoma under the UK’s Innovative Licensing and Access Pathway (“ILAP”).

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and, following its commercial launch in the U.S. in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Product sales, gross	$469.8	100.0%	$386.8	100.0%	$903.7	100.0%	$729.2	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(112.4)	(23.9)%	(88.7)	(22.9)%	(210.3)	(23.3)%	(165.2)	(22.7)%
Chargebacks	(46.9)	(10.0)%	(41.5)	(10.7)%	(92.5)	(10.2)%	(75.3)	(10.3)%
Product discounts	(34.8)	(7.4)%	(30.8)	(8.0)%	(69.1)	(7.6)%	(57.7)	(7.9)%
Medicare Part D	(18.2)	(3.9)%	(16.5)	(4.3)%	(37.1)	(4.1)%	(32.5)	(4.5)%
Other	(26.0)	(5.5)%	(18.5)	(4.8)%	(48.5)	(5.4)%	(36.4)	(4.9)%
Total adjustments	(238.3)	(50.7)%	(196.0)	(50.7)%	(457.5)	(50.6)%	(367.1)	(50.3)%
Product sales, net	$231.5	49.3%	$190.8	49.3%	$446.2	49.4%	$362.1	49.7%

The following table compares product sales, net earned during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
VIVITROL	$102.0	$96.1	$5.9	$198.7	$181.0	$17.7
ARISTADA and ARISTADA INITIO	82.4	74.6	7.8	162.5	147.1	15.4
LYBALVI	47.1	20.1	27.0	85.0	34.0	51.0
Product sales, net	$231.5	$190.8	$40.7	$446.2	$362.1	$84.1

VIVITROL product sales, gross, increased by 12% and 17% during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, primarily due to increases of 5% and 7%, respectively, in the number of VIVITROL units sold and a 6% increase in the selling price of VIVITROL that went into effect in January 2023. ARISTADA and ARISTADA INITIO product sales, gross, increased by 15% and 14% during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, primarily due to increases of 11% and 10%, respectively, in the number of ARISTADA and ARISTADA INITIO units sold and a 3% increase in the selling price of ARISTADA and ARISTADA INITIO that went into effect in January 2023. LYBALVI product sales, gross, increased by 134% and 148% during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, primarily due to increases of 121% and 145%, respectively, in the number of LYBALVI units sold and a 6% increase in the selling price of LYBALVI that went into effect in November 2022.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$321.2	$26.6	$294.6	$334.8	$63.7	$271.1
VUMERITY	32.3	26.2	6.1	61.2	56.8	4.4
RISPERDAL CONSTA	5.1	10.4	(5.3)	16.1	27.8	(11.7)
Other	27.3	22.1	5.2	46.7	42.2	4.5
Manufacturing and royalty revenues	$385.9	$85.3	$300.6	$458.8	$190.5	$268.3

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

In November 2021, we received notice of partial termination of our license agreement with Janssen under which we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop the Long-acting INVEGA products. The partial termination became effective in February 2022, at which time Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA in the U.S. Accordingly, we ceased recognizing royalty revenue related to U.S. sales of these products in February 2022. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. On May 31, 2023, the Tribunal issued the Final Award, which concluded the arbitration proceedings. The Final Award provided that we were due back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the Long-acting INVEGA products, which we received from Janssen in the second quarter of 2023, and are entitled to 2023 and future royalty revenues from Janssen related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award, we recognized royalty revenues related to the back royalties noted above and resumed recognizing royalty revenue related to U.S. sales of the Long-acting INVEGA products. During the three months ended June 30, 2023, we recorded $195.4 million in royalty revenue related to the back royalties, $50.2 million of royalty revenue related to U.S. net sales of the Long-acting INVEGA products earned during the first quarter of 2023 and $75.7 million of royalty revenue related to worldwide net sales of the Long-acting INVEGA products earned during the second quarter of 2023. During the three and six months ended June 30, 2023, Janssen’s worldwide net sales of the Long-acting INVEGA products were $1,031.0 million and $2,075.0 million, respectively, as compared to $1,054.0 million and $2,102.0 million during the three and six months ended June 30, 2022, respectively.

For additional information regarding the arbitration proceedings with Janssen, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. For information about risks relating to our collaborative arrangements, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We rely heavily on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.”

We expect royalty revenues from net sales of the Long-acting INVEGA products to decrease over time, as each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We receive a 15% royalty on worldwide net sales of VUMERITY manufactured and packaged by us, subject to increases in such royalty rate for VUMERITY manufactured and/or packaged by Biogen or its designees, in the period that the end-market sales of VUMERITY occur. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. The increases of $4.7 million and $6.0 million in manufacturing revenue from VUMERITY during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, were due to increases in the number of bulk and packaged batches made available to Biogen. Royalty revenue related to VUMERITY increased by $1.4 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, and decreased by $1.6 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The changes in royalty revenue were due to an increase in net sales of VUMERITY from $136.8 million during three months ended June 30, 2022 to $146.2 million during the three months ended June 30, 2023, and a decrease in net sales of VUMERITY from $264.8 million during the six months ended June 30, 2022 to $254.3 million during the six months ended June 30, 2023.

We recognize manufacturing revenue for RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sales of RISPERDAL CONSTA occur. We expect revenues from RISPERDAL CONSTA to continue to decrease over time as patents covering RISPERDAL CONSTA expire in markets where end-market net sales of RISPERDAL CONSTA occur. The latest to expire patent covering RISPERDAL CONSTA expired in 2021 in the EU and in January 2023 in the U.S., and we are aware of potential generic and other competition to RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure. The decreases in revenue from RISPERDAL CONSTA during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to decreases of $3.9 million and $9.0 million, respectively, in manufacturing revenue, which were primarily due to 45% and 13% decreases, respectively, in the average selling price for the product.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Cost of goods manufactured and sold	$63.2	$58.4	$4.8	$121.4	$113.5	$7.9

The increase in cost of goods manufactured and sold during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 was primarily due to an increase of $5.8 million in the cost of goods sold for VIVITROL and an increase of $2.2 million in the cost of goods manufactured for VUMERITY due to increases in the number of units manufactured and sold for each product as discussed above. These increases were partially offset by a decrease in the cost of goods manufactured for certain legacy products that we manufacture due to a decrease in volume of such products.

The increase in cost of goods manufactured and sold during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to increases of $9.7 million and $2.4 million in the cost of goods sold for VIVITROL and LYBALVI, respectively, and an increase of $5.0 million in the cost of goods manufactured for VUMERITY due to increases in the number of units manufactured and sold for each product as discussed above, partially offset by a decrease in the cost of goods manufactured for certain legacy products that we manufacture, as noted above.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2023 and 2022 relating to our then current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
External R&D expenses:
Development programs:
nemvaleukin	$21.3	$17.1	$4.2	$39.0	$36.6	$2.4
LYBALVI	3.3	3.4	(0.1)	6.6	9.2	(2.6)
ALKS 2680	10.6	3.1	7.5	12.3	4.5	7.8
Other external R&D expenses	12.7	15.5	(2.8)	28.3	31.5	(3.2)
Total external R&D expenses	47.9	39.1	8.8	86.2	81.8	4.4
Internal R&D expenses:
Employee-related	39.2	40.6	(1.4)	81.2	80.7	0.5
Occupancy	4.7	4.5	0.2	9.1	8.7	0.4
Depreciation	2.7	2.9	(0.2)	5.4	5.7	(0.3)
Other	6.3	5.7	0.6	12.5	11.9	0.6
Total internal R&D expenses	52.9	53.7	(0.8)	108.2	107.0	1.2
Research and development expenses	$100.8	$92.8	$8.0	$194.4	$188.8	$5.6

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

The increases in expenses related to nemvaleukin in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increased spend on the ARTISTRY-7 study, partially offset by a decrease in spend on the ARTISTRY-1 study. For additional detail on the ARTISTRY development program for nemvaleukin, see the “Key Development Program” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. The decrease in expenses related to LYBALVI in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to decreased R&D activities for the product in light of its commercial launch in October 2021, partially offset by continued spend on ongoing clinical studies. The increases in expenses related to ALKS 2680 in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increases in early-stage development expenses, including chemistry manufacturing and controls expenses and the initiation of a phase 1b proof-of-concept study.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Selling and marketing expense	$137.9	$95.3	$42.6	$256.4	$191.5	$64.9
General and administrative expense	67.3	55.0	12.3	123.3	103.9	19.4
Selling, general and administrative expense	$205.2	$150.3	$54.9	$379.7	$295.4	$84.3

The increases in selling and marketing expense during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increases in marketing expense of $35.2 million and $49.0 million, respectively, following the launch of the direct-to-consumer campaign for LYBALVI and increases in employee-related expenses of $7.3 million and $15.3 million, respectively, due to a 6% increase in sales and marketing headcount and increases in salaries.

The increases in general and administrative expense during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increases in employee-related expenses of $6.8 million and $10.7 million, respectively, and increases in professional service fees of $5.6 million and $8.9 million, respectively. The increases in employee-related expenses in the three and six months ended June 20, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increases in share-based compensation expense of $4.3 million and $6.3 million, respectively, due to the timing of our annual non-employee director grant as compared to the prior year and increases in salary expense of $2.1 million and $2.8 million, respectively, due to a 6% increase in general and administrative headcount and increases in salaries. The increases in professional service fees in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increased spend on fees related to the planned separation of our oncology business and expenses related to activist shareholder activities.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Interest income	$6.7	$0.9	$5.8	$11.7	$1.5	$10.2
Interest expense	(5.7)	(2.3)	(3.4)	(11.0)	(4.7)	(6.3)
Change in the fair value of contingent consideration	—	0.9	(0.9)	—	(18.2)	18.2
Other (expense) income, net	(0.4)	1.7	(2.1)	(0.5)	4.2	(4.7)
Total other income (expense), net	$0.6	$1.2	$(0.6)	$0.2	$(17.2)	$17.4

Interest income consists primarily of interest earned on our available-for-sale investments. Interest expense consists of interest incurred on our 2026 Term Loans. The increases in interest income and interest expense in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were primarily due to increases in interest rates over the past twelve months, as we are in a rising interest rate environment.

The decrease in the change in the fair value of contingent consideration was due to our applying a 100% likelihood that Baudax would default on its obligations and using a 9% recovery rate to amounts owed to us under the arrangement with Baudax in the three months ended March 31, 2022, resulting in a $19.1 million decrease in the fair value of contingent consideration. In the three months ended September 30, 2022, we reduced the remaining fair value under the arrangement to zero and in December 2022, Baudax announced that it would discontinue the sale of ANJESO.

Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Income tax provision (benefit)	2.7	$(3.1)	$5.8	$(3.3)	$(12.2)	$8.9

The income tax provision in the three months ended June 30, 2023 related to U.S. federal and state taxes, due primarily to a $2.0 million discrete tax expense related to employee equity activity. The income tax benefit in the six months ended June 30, 2023 and the three and six months ended June 30, 2022 primarily related to enhanced FDII deductions arising from the capitalization of research and development expenses in accordance with Section 174 of the U.S. Internal Revenue Code of 1986, as amended.

At December 31, 2022, we maintained a valuation allowance of $245.8 million against Irish deferred tax assets. During the three and six months ended June 30, 2023, we recorded a taxable profit. Should we continue to demonstrate taxable profitability in the future, the evaluation of the recoverability of such deferred tax assets may change and a portion of the valuation allowance could be released.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2023			December 31, 2022
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$304.4	$361.4	$665.8	$208.4	$84.1	$292.5
Investments—short-term	105.6	57.7	163.3	207.6	108.4	316.0
Investments—long-term	41.4	36.7	78.1	70.3	61.3	131.6
Total cash and investments	$451.4	$455.8	$907.2	$486.3	$253.8	$740.1
Outstanding borrowings—short and long-term	$292.0	$—	$292.0	$293.3	$—	$293.3

At June 30, 2023 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$165.9	$—	$(2.6)	$—	$163.3
Investments—long-term available-for-sale	79.0	—	(2.7)	—	76.3
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$246.7	$—	$(5.3)	$—	$241.4

Sources and Uses of Cash

We generated $194.4 million and $19.4 million of cash from operating activities during the six months ended June 30, 2023 and 2022, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

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

We classify available‑for‑sale investments in an unrealized loss position that do not mature within twelve months as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2023, we performed an analysis of our investments with unrealized losses for impairment and determined that they were not impaired.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months.

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Cash and cash equivalents, beginning of period	$292.5	$337.5
Cash flows provided by operating activities	194.4	19.4
Cash flows provided by (used in) investing activities	193.7	(101.2)
Cash flows used in financing activities	(14.8)	(1.1)
Cash and cash equivalents, end of period	$665.8	$254.6

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items such as depreciation, amortization and share-based compensation and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2023 were $194.4 million and primarily consisted of a net income of $195.2 million adjusted for non-cash items, including share-based compensation of $51.1 million and depreciation and amortization of $37.7 million, partially offset by changes in working capital of $52.2 million and deferred income taxes of $38.1 million. During the six months ended June 30, 2023, net income included receipt of $195.4 million from Janssen, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the Long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products.

Cash flows provided by operating activities for the six months ended June 30, 2022 were $19.4 million and primarily consisted of a net loss of $66.0 million, adjusted for non-cash items including share-based compensation of $41.7 million, depreciation and amortization of $38.6 million, change in the fair value of contingent consideration of $18.2 million and changes in working capital of $27.1 million, partially offset by deferred income taxes of $40.8 million.

Investing Activities

Cash flows provided by investing activities for the six months ended June 30, 2023 were primarily due to $210.3 million in net sales of investments, offset by the purchase of $16.6 million of property, plant and equipment. Cash flows used in investing activities for the six months ended June 30, 2022 were primarily due to $85.0 million in net purchases of investments and the purchase of $17.8 million of property, plant and equipment.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2023 and 2022 primarily related to $25.3 million and $17.6 million of employee taxes paid related to the net share settlement of equity awards, respectively, partially offset by $12.0 million and $18.0 million of cash that we received upon exercises of employee stock options, respectively.

Debt

At June 30, 2023, the principal balance of our borrowings consisted of $293.3 million outstanding under our 2026 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 15, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

For a discussion of our risk factors, see “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in our Q1 Quarterly Report. There have been no material changes from the risk factors disclosed in such reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the six months ended June 30, 2023. As of June 30, 2023, we had purchased a total of 8,866,342 shares under this program at an aggregate cost of $114.0 million.

During the three months ended June 30, 2023, we acquired 17,822 of our ordinary shares, at an average price of $30.40 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

During the three months ended June 30, 2023, none of the directors or executive officers of the Company adopted, terminated or materially modified a trading plan intended to comply with Rule 10b5-1 or a trading plan not intended to comply with Rule 10b5-1.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #

Amendment No. 7, dated as of June 28, 2023, to Amended and Restated Credit Agreement, dated as of September 16, 2011, as amended and restated on September 25, 2012, as further amended by Amendment No. 2 on February 14, 2013, as amended by Amendment No. 3 and Waiver to Amended and Restated Credit Agreement dated as of May 22, 2013, as amended by Amendment No. 4 dated as of October 12, 2016, as amended by Amendment No. 5 dated as of March 26, 2018, and as amended by Amendment No. 6 dated as of March 12, 2021, among Alkermes, Inc., Alkermes plc, the guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.

10.2 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Alkermes plc Current Report on From 8-K (File No. 001-35299) filed on July 6, 2023).
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: July 26, 2023