Form 10-Q
period 2023-09-30
Alkermes plc.
filed 2023-10-25
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 20, 2023 was 166,881,286 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
•
our expectations regarding the impacts of new legislation, rules and regulations, the adoption of new accounting pronouncements and potential U.S. government shutdowns or other disruptions;
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
•
our expectations regarding the impact of the coronavirus (“COVID-19”) pandemic on our business and operations;
•
our expectations regarding the planned separation of our oncology business, including anticipated timing, effects, costs, benefits and tax treatment; and
•
other expectations discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 16, 2023, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 26, 2023 (our “Annual Report”), “Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (our “Q1 Quarterly Report”) and “Part II, Item 1A—Risk Factors” in this Form 10-Q.

This Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that any industry publications and third-party research, surveys and studies from which data is included in this Form 10-Q are reliable, we have not independently verified any such data. This Form 10-Q may also include data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source and are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Part I, Item 1A—Risk Factors” in our Annual Report, “Part II, Item 1A—Risk Factors” in our Q1 Quarterly Report and “Part II, Item 1A—Risk Factors” in this Form 10-Q. These and other factors could cause our results to differ materially from those expressed or implied in this Form 10-Q.

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

The following are trademarks of the respective companies listed: AMPYRA®—Acorda Therapeutics, Inc.; ANJESO®—Baudax Bio, Inc.; BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, XEPLION®, and RISPERDAL CONSTA®—Johnson & Johnson or its affiliated companies; CABENUVA®—ViiV Healthcare UK (No.3) Limited; KEYTRUDA®—Merck Sharp & Dohme Corp.; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$647,711	$292,473
Receivables, net	337,697	287,967
Investments—short-term	241,439	315,992
Inventory	192,186	181,418
Contract assets	2,766	8,929
Prepaid expenses and other current assets	42,982	43,527
Total current assets	1,464,781	1,130,306
PROPERTY, PLANT AND EQUIPMENT, NET	327,517	325,361
INVESTMENTS—LONG-TERM	106,431	131,610
RIGHT-OF-USE ASSETS	103,170	115,855
INTANGIBLE ASSETS, NET	10,987	37,680
GOODWILL	92,873	92,873
DEFERRED TAX ASSETS	162,184	115,602
OTHER ASSETS	11,288	14,691
TOTAL ASSETS	$2,279,231	$1,963,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$243,263	$220,089
Accrued sales discounts, allowances and reserves	238,467	252,115
Operating lease liabilities—short-term	15,058	15,722
Contract liabilities—short-term	3,319	6,816
Current portion of long-term debt	3,000	3,000
Total current liabilities	503,107	497,742
LONG-TERM DEBT	288,366	290,270
OPERATING LEASE LIABILITIES—LONG-TERM	78,552	89,829
OTHER LONG-TERM LIABILITIES	53,623	42,384
Total liabilities	923,648	920,225
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 172,218,651 and 168,951,193 shares issued; 166,714,095 and 164,377,009 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,722	1,690
Treasury shares, at cost (5,504,556 and 4,574,184 shares at September 30, 2023 and December 31, 2022, respectively)	(186,942)	(160,862)
Additional paid-in capital	3,003,184	2,913,099
Accumulated other comprehensive loss	(6,074)	(10,889)
Accumulated deficit	(1,456,307)	(1,699,285)
Total shareholders’ equity	1,355,583	1,043,753
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,279,231	$1,963,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$231,822	$199,380	$678,026	$561,435
Manufacturing and royalty revenues	149,113	52,941	607,888	243,437
License revenue	—	—	—	2,000
Research and development revenue	3	36	16	249
Total revenues	380,938	252,357	1,285,930	807,121
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	61,509	50,625	182,944	164,144
Research and development	97,140	100,430	291,565	289,256
Selling, general and administrative	169,446	152,777	549,181	448,206
Amortization of acquired intangible assets	8,995	9,166	26,693	27,198
Total expenses	337,090	312,998	1,050,383	928,804
OPERATING INCOME (LOSS)	43,848	(60,641)	235,547	(121,683)
OTHER INCOME (EXPENSE), NET:
Interest income	9,370	2,239	21,105	3,708
Interest expense	(6,006)	(3,552)	(16,978)	(8,271)
Change in the fair value of contingent consideration	—	(3,553)	—	(21,750)
Other income (expense), net	149	(1,861)	(415)	2,380
Total other income (expense), net	3,513	(6,727)	3,712	(23,933)
INCOME (LOSS) BEFORE INCOME TAXES	47,361	(67,368)	239,259	(145,616)
INCOME TAX BENEFIT	(397)	(3,394)	(3,719)	(15,603)
NET INCOME (LOSS)	$47,758	$(63,974)	$242,978	$(130,013)
EARNINGS (LOSS) PER ORDINARY SHARE:
Basic	$0.29	$(0.39)	$1.46	$(0.79)
Diluted	$0.28	$(0.39)	$1.42	$(0.79)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	166,607	164,282	165,996	163,541
Diluted	171,903	164,282	170,981	163,541
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$47,758	$(63,974)	$242,978	$(130,013)
Holding gain (loss), net of a tax provision (benefit) of $216, $(188), $803 and $(1,242), respectively	1,363	(2,349)	4,815	(9,114)
COMPREHENSIVE INCOME (LOSS)	$49,121	$(66,323)	$247,793	$(139,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$242,978	$(130,013)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	56,386	58,185
Share-based compensation expense	75,062	67,771
Deferred income taxes	(47,385)	(54,073)
Change in the fair value of contingent consideration	—	21,750
Other non-cash charges	1,394	3,746
Changes in assets and liabilities:
Receivables	(49,730)	56,045
Contract assets	6,163	3,258
Inventory	(9,866)	(15,646)
Prepaid expenses and other assets	3,947	1,872
Right-of-use assets	12,685	12,470
Accounts payable and accrued expenses	20,958	6,386
Accrued sales discounts, allowances and reserves	(13,649)	(1,576)
Contract liabilities	(5,724)	(9,191)
Operating lease liabilities	(12,569)	(13,411)
Other long-term liabilities	13,466	12,424
Cash flows provided by operating activities	294,116	19,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(31,018)	(28,227)
Proceeds from the sale of equipment	6	—
Proceeds from contingent consideration	—	1,273
Return of Fountain Healthcare Partners II, L.P. investment	—	485
Purchases of investments	(186,593)	(256,806)
Sales and maturities of investments	291,944	190,994
Cash flows provided by (used in) investing activities	74,339	(92,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	15,113	18,850
Employee taxes paid related to net share settlement of equity awards	(26,080)	(17,903)
Principal payments of long-term debt	(2,250)	(2,250)
Cash flows used in financing activities	(13,217)	(1,303)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	355,238	(73,587)
CASH AND CASH EQUIVALENTS—Beginning of period	292,473	337,544
CASH AND CASH EQUIVALENTS—End of period	$647,711	$263,957
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$4,209	$2,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	2,567,603	25	2,849	—	—	—	—	2,874
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(885,652)	(24,744)	(24,744)
Share-based compensation	—	—	22,778	—	—	—	—	22,778
Unrealized gain on marketable securities, net of tax provision of $488	—	—	—	2,760	—	—	—	2,760
Net loss	—	—	—	—	(41,845)	—	—	(41,845)
BALANCE — March 31, 2023	171,518,796	$1,715	$2,938,726	$(8,129)	$(1,741,130)	(5,459,836)	$(185,606)	$1,005,576
Issuance of ordinary shares under employee stock plans	457,105	5	9,121	—	—	—	—	9,126
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(17,777)	(540)	(540)
Share-based compensation	—	—	28,518	—	—	—	—	28,518
Unrealized gain on marketable securities, net of tax provision of $99	—	—	—	692	—	—	—	692
Net income	—	—	—	—	237,065	—	—	237,065
BALANCE — June 30, 2023	171,975,901	$1,720	$2,976,365	$(7,437)	$(1,504,065)	(5,477,613)	$(186,146)	$1,280,437
Issuance of ordinary shares under employee stock plans	242,750	2	3,111	—	—	—	—	3,113
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(26,943)	(796)	(796)
Share-based compensation	—	—	23,708	—	—	—	—	23,708
Unrealized gain on marketable securities, net of tax provision of $216	—	—	—	1,363	—	—	—	1,363
Net income	—	—	—	—	47,758	—	—	47,758
BALANCE — September 30, 2023	172,218,651	$1,722	$3,003,184	$(6,074)	$(1,456,307)	(5,504,556)	$(186,942)	$1,355,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584
Issuance of ordinary shares under employee stock plans	1,953,293	19	1,776	—	—	—	—	1,795
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(678,209)	(17,069)	(17,069)
Share-based compensation	—	—	18,494	—	—	—	—	18,494
Unrealized loss on marketable securities, net of tax benefit of $1,382	—	—	—	(4,511)	—	—	—	(4,511)
Net loss	—	—	—	—	(35,903)	—	—	(35,903)
BALANCE — March 31, 2022	167,743,842	$1,677	$2,818,595	$(8,234)	$(1,576,921)	(4,531,431)	$(159,727)	$1,075,390
Issuance of ordinary shares under employee stock plans	1,038,859	11	16,186	—	—	—	—	16,197
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(18,566)	(514)	(514)
Share-based compensation	—	—	23,641	—	—	—	—	23,641
Unrealized loss on marketable securities, net of tax provision of $326	—	—	—	(2,254)	—	—	—	(2,254)
Net loss	—	—	—	—	(30,136)	—	—	(30,136)
BALANCE — June 30, 2022	168,782,701	$1,688	$2,858,422	$(10,488)	$(1,607,057)	(4,549,997)	$(160,241)	$1,082,324
Issuance of ordinary shares under employee stock plans	82,103	1	857	—	—	—	—	858
Receipt of Alkermes' shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(11,578)	(320)	(320)
Share-based compensation	—	—	26,315	—	—	—	—	26,315
Unrealized loss on marketable securities, net of tax benefit of $188	—	—	—	(2,349)	—	—	—	(2,349)
Net loss	—	—	—	—	(63,974)	—	—	(63,974)
BALANCE — September 30, 2022	168,864,804	$1,689	$2,885,594	$(12,837)	$(1,671,031)	(4,561,575)	$(160,561)	$1,042,854

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

In November 2022, the Company announced its intent, as approved by its board of directors, to explore the separation of its oncology business. Following a review of strategic alternatives for the oncology business, the Company is planning a separation of the oncology business into an independent, publicly-traded company (referred to herein as “Mural Oncology”). Following the planned separation, the Company would focus on driving growth of its proprietary commercial products: LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, and advancing the development of pipeline programs focused on neurological disorders. The Company also expects to retain manufacturing and royalty revenues, including those related to its licensed products and third-party products using its proprietary technologies under license. Mural Oncology would focus on the discovery and development of cancer therapies, including the continued development of nemvaleukin alfa and the Company’s portfolio of novel, preclinical engineered cytokines. The separation, if consummated, is expected to be completed in November 2023 and is subject to customary closing conditions, including final approval by the Company’s board of directors and receipt of a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) and/or a tax opinion from the Company’s tax advisor. Subsequent to the planned separation, the historical results of the oncology business will be reflected as discontinued operations in the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2023 and 2022 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA and ARISTADA INITIO and, following its commercial launch in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. During the three and nine months ended September 30, 2023 and 2022, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
VIVITROL	$99,305	$96,534	$298,035	$277,493
ARISTADA and ARISTADA INITIO	81,834	75,719	244,320	222,826
LYBALVI	50,683	27,127	135,671	61,116
Total product sales, net	$231,822	$199,380	$678,026	$561,435

Manufacturing and Royalty Revenues

During the three and nine months ended September 30, 2023 and 2022, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$76,109	$76,109	$—	$410,910	$410,910
VUMERITY	9,733	24,828	34,561	32,751	62,979	95,730
RISPERDAL CONSTA	14,732	151	14,883	30,049	957	31,006
Other	16,157	7,403	23,560	48,160	22,082	70,242
	$40,622	$108,491	$149,113	$110,960	$496,928	$607,888

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$26,737	$26,737	$—	$90,439	$90,439
VUMERITY	5,584	20,666	26,250	22,629	60,386	83,015
RISPERDAL CONSTA	8,380	1,848	10,228	32,529	5,516	38,045
Other	3,265	(13,539)	(10,274)	26,472	5,466	31,938
	$17,229	$35,712	$52,941	$81,630	$161,807	$243,437

(1)
“Long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

In October 2022 and November 2022, an arbitration panel found that the Company must return to Acorda Therapeutics, Inc. (“Acorda”) $16.5 million (inclusive of prejudgment interest and administrative fees) and $1.8 million (inclusive of prejudgment interest), respectively, previously paid by Acorda under a license agreement between the Company and Acorda. These amounts represented a portion of the royalty revenue paid to the Company by Acorda since July 2020 related to AMPYRA. The Company paid Acorda the aggregate $18.3 million in the fourth quarter of 2022. In addition, during the three months ended June 30, 2022, the Company had recorded $3.2 million of royalty revenue related to AMPYRA as the Company believed that it had met the necessary revenue recognition criteria under the FASB Accounting Standards Codification 606, Revenue from Contracts with Customers. However, as a result of the arbitration ruling, the Company reversed the $3.2 million as the panel found that the Company was no longer entitled to be paid those royalties. During the three months ended September 30, 2022, the Company recorded both the $18.3 million in repayments and the $3.2 million reversal as reversals of royalty revenue within “Manufacturing and royalty revenue” in the accompanying consolidated statements of operations and comprehensive loss. As a result of the arbitration ruling, the Company has no contractual obligation to manufacture and supply AMPYRA or contractual right to receive future manufacturing or royalty revenue related to AMPYRA. Refer to Note 16, Commitments and Contingent Liabilities within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for information regarding additional legal proceedings related to the arbitration with Acorda.

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson (“Janssen Pharmaceutica”). Under this license agreement, the Company provided Janssen Pharmaceutica with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop the Long-acting INVEGA products. When the partial termination became effective in February 2022, Janssen Pharmaceutica ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. Accordingly, the Company ceased recognizing royalty revenue related to sales of these products in February 2022. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen Pharmaceutica’s partial termination of this license agreement and Janssen Pharmaceutica’s royalty and other obligations under the agreement. On May 31, 2023, the arbitral tribunal (the “Tribunal”) in the arbitration proceedings issued a final award (the “Final Award”) which concluded the arbitration proceedings. The Final Award provided, among other things, that the Company was due back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest related to 2022 U.S. net sales of the Long-acting INVEGA products, which amount the Company received from Janssen Pharmaceutica in the second quarter of 2023, and is entitled to 2023 and future royalty revenues from Janssen Pharmaceutica related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award, the Company recognized royalty revenues related to the back royalties noted above and resumed recognizing royalty revenue related to ongoing U.S. sales of the Long-acting INVEGA products. During the nine months ended September 30, 2023, the Company recorded $410.9 million in royalty revenue from sales of the Long-acting INVEGA products, including $195.4 million related to back royalties and associated interest related to net sales of the Long-acting INVEGA products in 2022.

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

Total contract assets at September 30, 2023 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2022	$8,929
Additions	12,881
Transferred to receivables, net	(19,044)
Contract assets at September 30, 2023	$2,766

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At September 30, 2023 and December 31, 2022, $3.3 million and $6.8 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and $1.7 million and $3.9 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at September 30, 2023 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2022	$10,701
Additions	(931)
Amounts recognized into revenue	(4,794)
Contract liabilities at September 30, 2023	$4,976

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

4. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
September 30, 2023	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$137,689	$7	$(19)	$(985)	$136,692
Corporate debt securities	94,150	12	(32)	(1,068)	93,062
Non-U.S. government debt securities	11,784	—	—	(99)	11,685
Total short-term investments	243,623	19	(51)	(2,152)	241,439
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	67,979	—	(159)	(738)	67,082
Corporate debt securities	38,179	—	(44)	(606)	37,529
	106,158	—	(203)	(1,344)	104,611
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	107,978	—	(203)	(1,344)	106,431
Total investments	$351,601	$19	$(254)	$(3,496)	$347,870

December 31, 2022
Short-term investments:
Available-for-sale securities:
Corporate debt securities	$141,418	$—	$(424)	$(2,054)	$138,940
U.S. government and agency debt securities	143,710	16	(266)	(1,289)	142,171
Non-U.S. government debt securities	35,455	—	(28)	(546)	34,881
Total short-term investments	320,583	16	(718)	(3,889)	315,992
Long-term investments:
Available-for-sale securities:
Corporate debt securities	68,229	—	(1,550)	(676)	66,003
U.S. government and agency debt securities	62,220	—	(917)	(1,424)	59,879
Non-U.S. government debt securities	4,099	—	—	(191)	3,908
	134,548	—	(2,467)	(2,291)	129,790
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	136,368	—	(2,467)	(2,291)	131,610
Total investments	$456,951	$16	$(3,185)	$(6,180)	$447,602

At September 30, 2023, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At September 30, 2023, 179 of the Company’s 219 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $280.3 million. Approximately 37% and 59% of the Company’s investment securities at September 30, 2023 were in corporate debt securities, with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and debt securities issued by the U.S. government or its agencies, respectively. The primary reason for the unrealized losses in the Company’s investment portfolio is that its investments are fixed-rate securities acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Proceeds from the sales and maturities of investments	$291,944	$190,994
Realized gains	$—	$—
Realized losses	$—	$529

The Company’s available-for-sale and held-to-maturity securities at September 30, 2023 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$214,322	$212,122	$1,820	$1,820
After 1 year through 5 years	135,459	133,928	—	—
Total	$349,781	$346,050	$1,820	$1,820

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	September 30,
(In thousands)	2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,132	$37,132	$—	$—
U.S. government and agency debt securities	203,774	166,427	37,347	—
Corporate debt securities	130,591	—	130,591	—
Non-U.S. government debt securities	11,685	—	11,685	—
Total	$383,182	$203,559	$179,623	$—

	December 31,
	2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,857	$19,857	$—	$—
U.S. government and agency debt securities	202,050	168,639	33,411	—
Corporate debt securities	204,943	—	204,943	—
Non-U.S. government debt securities	38,789	—	38,789	—
Total	$465,639	$188,496	$277,143	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the nine months ended September 30, 2023. At September 30, 2023, the Company had no investments with fair values that were determined using Level 3 inputs.

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

In March 2022, Baudax reduced its workforce by approximately 80%, which was designed to reduce its operational expenses and conserve its cash resources. As a result of these events and the fact that, at September 30, 2022, Baudax had only paid $1.2 million of the $6.4 million that was due to the Company in March 2022, the Company determined that it was unlikely to collect any further proceeds under this arrangement and reduced the fair value of the contingent consideration to zero. Accordingly, the Company recorded a $3.6 million and $21.8 million charge within “Change in the fair value of contingent consideration” in the accompanying condensed consolidated statements of operations and comprehensive income (loss) in the three and nine months ended September 30, 2022, respectively. In addition, during the three months ended September 30, 2022, the Company determined that certain construction in progress related to the manufacturing of the approved Meloxicam Product had no future value. See Note 7, Property, Plant and Equipment, within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for details related to such construction in progress. In December 2022, Baudax announced that it would discontinue sales of ANJESO, the first approved Meloxicam Product, and the U.S. Food and Drug Administration (“FDA”) acknowledged the discontinuation of sales of ANJESO via listing in the Orange Book.

In March 2023, the Company and Baudax entered into an agreement pursuant to which Baudax transferred to the Company the rights to certain patents, trademarks, equipment, data and other rights related to ANJESO and agreed to the termination of all prior agreements between the parties and any and all financial and other obligations thereunder.

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, sales discounts, allowances and reserves approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $281.9 million and $278.9 million at September 30, 2023 and December 31, 2022, respectively.

6. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Raw materials	$68,315	$61,064
Work in process	73,457	76,228
Finished goods(1)	50,414	44,126
Total inventory	$192,186	$181,418

(1)
At September 30, 2023 and December 31, 2022, the Company had $33.7 million and $30.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Land	$6,570	$6,560
Building and improvements	195,766	195,144
Furniture, fixtures and equipment	436,392	418,448
Leasehold improvements	58,051	54,152
Construction in progress	93,434	84,715
Subtotal	790,213	759,019
Less: accumulated depreciation	(462,696)	(433,658)
Total property, plant and equipment, net	$327,517	$325,361

As of September 30, 2022, the Company determined that $8.7 million of its construction in progress that related to the manufacturing of the approved Meloxicam Product had no future value. In addition, the Company had previously received $6.4 million from Baudax related to such equipment which it had recorded as contract liabilities within “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. These amounts were recognized through “other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		September 30, 2023
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$92,873	$—	$92,873
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(458,226)	$7,364
Capitalized IP	11-13	118,160	(114,537)	3,623
Total		$583,750	$(572,763)	$10,987

Based on the Company’s most recent analysis, amortization of intangible assets included in the accompanying condensed consolidated balance sheet at September 30, 2023 is expected to be approximately $35.0 million and $1.0 million in the years ending December 31, 2023 and 2024, respectively. Although the Company believes that such analysis, and the available information and assumptions underlying such analysis, are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. LEASES

Future lease payments under non-cancelable leases at September 30, 2023 consisted of the following:

September 30,
(In thousands)	2023
Remaining 2023	$4,103
2024	16,601
2025	16,848
2026	12,760
2027	9,505
Thereafter	69,474
Total operating lease payments	$129,291
Less: imputed interest	(35,681)
Total operating lease liabilities	$93,610

At September 30, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 5.3% and 8.1 years, respectively. Cash paid for lease liabilities was $4.1 million and $12.6 million during the three and nine months ended September 30, 2023, respectively, as compared to $4.5 million and $13.4 million during the three and nine months ended September 30, 2022, respectively. The Company recorded operating lease expense of $4.2 million and $12.7 million during the three and nine months ended September 30, 2023, respectively, as compared to $4.1 million and $12.5 million during the three and nine months ended September 30, 2022, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Accounts payable	$87,036	$32,843
Accrued compensation	67,773	79,085
Accrued other	88,454	108,161
Total accounts payable and accrued expenses	$243,263	$220,089

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Medicaid rebates	$192,749	$208,332
Product discounts	16,508	13,204
Medicare Part D	16,095	18,409
Other	13,115	12,170
Total accrued sales discounts, allowances and reserves	$238,467	$252,115

Included in accounts payable was approximately $36.4 million and $0.8 million of amounts payable related to state Medicaid rebates as of September 30, 2023 and December 31, 2022, respectively.

11. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
2026 Term Loans, due March 12, 2026	$291,366	$293,270
Less: current portion	(3,000)	(3,000)
Long-term debt	$288,366	$290,270

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

The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at September 30, 2023.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Cost of goods manufactured and sold	$2,939	$2,623	$8,542	$7,406
Research and development	7,208	6,858	21,621	19,688
Selling, general and administrative	13,768	16,570	44,899	40,677
Total share-based compensation expense	$23,915	$26,051	$75,062	$67,771

At September 30, 2023 and December 31, 2022, $3.2 million and $3.3 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

On June 29, 2023, the Company’s shareholders approved an amended version of the Alkermes plc 2018 Stock Option and Incentive Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 6,500,000.

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per ordinary share is calculated based upon net income (loss) available to holders of ordinary shares divided by the weighted average number of ordinary shares outstanding. For the calculation of diluted earnings (loss) per ordinary share, the Company utilizes the treasury stock method and adjusts the weighted average number of ordinary shares outstanding for the effect of outstanding ordinary share equivalents such as stock options and restricted stock unit awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Numerator:
Net income (loss)	$47,758	$(63,974)	$242,978	$(130,013)
Denominator:
Weighted average number of ordinary shares outstanding	166,607	164,282	165,996	163,541
Effect of dilutive securities:
Stock options	1,682	—	1,643	—
Restricted stock unit awards	3,614	—	3,342	—
Dilutive ordinary share equivalents	5,296	—	4,985	—
Shares used in calculating diluted earnings (loss) per ordinary share	171,903	164,282	170,981	163,541

The following potential ordinary share equivalents were not included in the net earnings (loss) per ordinary share calculation because the effect would have been anti-dilutive:

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Stock options	12,029	13,031	12,422	12,784
Restricted stock unit awards	1,317	4,922	2,389	5,459
Total	13,346	17,953	14,811	18,243

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

The Company recorded an income tax benefit of $0.4 million and $3.7 million during the three and nine months ended September 30, 2023, respectively, primarily due to enhanced foreign derived intangible income (“FDII”) deductions arising from the capitalization of research and development expenses in accordance with Section 174 of the U.S. Internal Revenue Code of 1986, as amended.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the fourth quarter of 2022, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the years ended December 31, 2022, 2021 and 2020 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other deferred tax assets as of December 31, 2022.

The Company may release a significant portion of the valuation allowance upon completion of the planned separation of its oncology business; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth, clinical program progression, the successful completion of the planned separation of the oncology business and expectations regarding future profitability. The Company’s Irish deferred tax asset balance subject to the valuation allowance was approximately $245.8 million at December 31, 2022.

15. RESTRUCTURING

In July 2023, in conjunction with the Company’s ongoing review of operations and the planned separation of its oncology business, the Company implemented a restructuring plan, which included the elimination of approximately 60 positions across the Company (the “Restructuring”). The Company recorded a charge of $6.0 million during the three and nine months ended September 30, 2023 as a result of the Restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures, and all of which are expected to be paid within 12 months of the Restructuring. During the three and nine months ended September 30, 2023, the Company recognized $4.5 million and $1.5 million of this expense in R&D expense and SG&A expense, respectively, in the accompanying condensed consolidated statements of comprehensive income (loss).

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Activity related to the Restructuring during the three months ended September 30, 2023 was as follows:

(In thousands)
Balance, December 31, 2022	$—
Restructuring charge	5,969
Amounts paid during the period:
Severance	(2,098)
Benefits	(319)
Outplacement services	(178)
Balance, September 30, 2023	$3,374

At September 30, 2023 and December 31, 2022, $3.4 million and none, respectively, of the restructuring accrual was included within “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2023, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

Janssen Arbitration Proceedings

In April 2022, Alkermes Pharma Ireland Limited commenced binding arbitration proceedings to settle, among other things, whether, notwithstanding Janssen Pharmaceutica’s partial termination of two license agreements with the Company, Janssen Pharmaceutica has a continuing obligation to pay royalties on sales in the U.S. of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA. On May 31, 2023, the Company received a Final Award from the Tribunal in these arbitration proceedings. The Final Award reiterated the Tribunal’s findings from, and incorporated by reference, the first interim award and second interim award issued by the Tribunal on December 21, 2022 and April 19, 2023, respectively. As a result of the Final Award, in June 2023 the Company received payment for back royalties, including certain late-payment interest, related to 2022 U.S. net sales of INVEGA SUSTENNA, INVEGA TRINZA, INVEGA HAFYERA and CABENUVA and is entitled to 2023 and future royalty revenues from Janssen Pharmaceutica related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the applicable license agreement expires), INVEGA HAFYERA through May 2030 (when the applicable license agreement expires) and CABENUVA through December 31, 2036. Refer to Note 3, Revenue from Contracts with Customers within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding royalty revenue recognized following the issuance of the Final Award. The arbitration was conducted pursuant to the Institute for Conflict Prevention and Resolution (CPR) Rules for Non-Administered Arbitration before a panel of three arbitrators. On June 28, 2023, the Company filed an unopposed petition to confirm the Final Award and enter judgment thereon with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”), and on June 30, 2023, Janssen Pharmaceutica filed a notice of non-opposition to such petition. On August 18, 2023, the NY Southern District Court granted the Company’s motion to confirm the Final Award.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”), in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in February 2022 against Accord Healthcare, Inc., Accord Healthcare, Ltd. and Intas Pharmaceuticals, Ltd (“Accord” and such lawsuit, the “Accord Lawsuit”), and in the U.S. District Court for the District of Delaware (the “DE District Court”) in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience, Accord and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit, which were consolidated in January 2022 (the “Teva Appeal”). A trial was held in the Tolmar Lawsuit in October 2023. The Pharmascience Lawsuit and the Accord Lawsuit were administratively terminated in July 2022, pending the outcome of the Teva Appeal. The Company is not a party to any of these proceedings.

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC initiated a patent infringement lawsuit in the NJ District Court against Mylan Labs, Mylan, and Mylan Institutional LLC following the filing by Mylan Labs of an ANDA seeking approval from the FDA to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693 (the “’693 Patent”). Requested judicial remedies include recovery of litigation costs and injunctive relief. In May 2023, the NJ District Court issued an opinion in favor of the Janssen entities on the issues of infringement and validity of the ’693 Patent and the Mylan entities filed a notice of appeal of the decision. The Company is not a party to this proceeding.

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

A bench trial was held in February 2023 and closing arguments were heard in June 2023. On August 29, 2023, Alkermes, Inc. and Alkermes Pharma Ireland Limited entered into a confidential settlement and license agreement (the “Settlement Agreement”) with Teva to resolve the proceedings between the parties. Pursuant to the terms of the Settlement Agreement, the Company has granted Teva a non-exclusive, royalty-free, non-transferable, non-sublicensable limited license to make, have made, use, import, sell and offer for sale Teva’s product made under Teva’s ANDA in the U.S. beginning on January 15, 2027, or earlier under certain circumstances. The Company and the Teva entities have submitted the Settlement Agreement for review to the U.S. Federal Trade Commission and the U.S. Department of Justice. Pursuant to the Settlement Agreement, on August 30, 2023, the Company and Teva filed a joint proposed Stipulated Consent Judgment and Injunction with the NJ District Court requesting that the court dismiss the pending litigation proceedings between the parties. On September 18, 2023, the NJ District Court approved such Stipulated Consent Judgment and Injunction.

VUMERITY ANDA Litigation

On July 6, 2023, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the DE District Court against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) following the filing by Zydus of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) delayed-release capsules for oral use, 231 mg, before expiration of the Company’s U.S. Patent Nos. 8,669,281; 9,090,558; and 10,080,733. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). On October 11, 2023, Zydus filed an answer to the complaint.

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

In addition, in January 2023, Acorda filed a petition with the NY Southern District Court asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. On August 4, 2023, the NY Southern District Court confirmed the final arbitral award but declined to modify the final award to increase the damages awarded thereunder. On September 1, 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the U.S. Court of Appeals for the Federal Circuit. On September 22, 2023, the Company filed a motion to transfer the appeal to the U.S. Court of Appeals for the Second Circuit and on October 10, 2023, Acorda filed an opposition to such motion.

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

Executive Summary

Net income was $47.8 million and $243.0 million or $0.29 and $1.46 per ordinary share—basic and $0.28 and $1.42 per ordinary share—diluted, for the three and nine months ended September 30, 2023, respectively, as compared to net loss of $64.0 million and $130.0 million or $0.39 and $0.79 per ordinary share—basic and diluted, for the three and nine months ended September 30, 2022, respectively.

The net income during the three and nine months ended September 30, 2023, as compared to the net loss during the three and nine months ended September 30, 2022, was primarily due to increases of $96.2 million and $364.5 million, respectively, in manufacturing and royalty revenues, primarily from the Long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products, and increases of $32.4 million and $116.6 million, respectively, in product sales, net, partially offset by increases of $16.7 million and $101.0 million, respectively, in selling, general and administrative expense, and increases of $10.9 million and $18.8 million, respectively, in cost of goods manufactured and sold.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Planned Separation of Oncology Business

In November 2022, we announced our intent, as approved by our board of directors, to explore the separation of our oncology business. Following a review of strategic alternatives for the oncology business, we are planning a separation of the oncology business into an independent, publicly-traded company, Mural Oncology. Following the planned separation, we would focus on driving growth of our proprietary commercial products: LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, and advancing the development of pipeline programs focused on neurological disorders. We also expect to retain manufacturing and royalty revenues, including those related to our licensed products and third-party products using our proprietary technologies under license. Mural Oncology would focus on the discovery and development of cancer therapies, including the continued development of nemvaleukin alfa and our portfolio of novel, preclinical engineered cytokines. The separation, if consummated, is expected to be completed in November 2023 and is subject to customary closing conditions, including final approval by our board of directors and receipt of a private letter ruling from the IRS and/or a tax opinion from our tax advisor. Subsequent to the planned separation, the historical results of the oncology business will be reflected as discontinued operations in our consolidated financial statements.

COVID-19 Impact

A number of the marketed products from which we derive revenue, including manufacturing and royalty revenue, are injectable medications administered by healthcare professionals, which have been adversely impacted to varying degrees as a result of COVID-19 related impacts. We are continuing to monitor any potential COVID-19 related impacts on our employees, business, financial condition and results of operations. For information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Our business, financial condition and results of operations have been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks of contagious diseases.”

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

Key Third-Party Products Using Our Proprietary Technologies

The following provides summary information regarding certain key third-party products using our proprietary technologies under license that are commercialized by our licensees:

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

Our Key Licensed Product

The following provides summary information regarding our key licensed product that is commercialized by our licensees:

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

In July 2023, U.S. Patent No. 11,707,466 relating to LYBALVI was granted. The patent has claims to formulations that cover LYBALVI and expires in 2041. In October 2023, U.S. Patent No. 11,793,805 relating to LYBALVI was granted. The patent has claims to methods of treatment that cover LYBALVI and expires in 2031.

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

For a discussion of legal proceedings related to VIVITROL, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in our Annual Report. For a discussion of legal proceedings related to certain of the patents covering VUMERITY, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

Key Development Programs

Our R&D is focused on the development of medicines in the fields of neuroscience and oncology that are designed to address unmet patient needs. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in this Form 10-Q. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our key development programs.

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

ALKS 2680

ALKS 2680 is a novel, investigational, oral, selective orexin 2 receptor (“OX2R”) agonist in development for the treatment of narcolepsy. Orexin neuropeptides are important regulators of the sleep/wake cycle through OX2R activation, and loss of orexinergic neurons in the brain is associated with excessive daytime sleepiness and cataplexy in narcolepsy. ALKS 2680 was designed to address the underlying pathology of narcolepsy with the goal of improving duration of wakefulness and providing cataplexy control. Once-daily oral administration of ALKS 2680 is currently being evaluated in a phase 1 study in healthy volunteers and people living with narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and, following its commercial launch in the U.S. in October 2021, LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for % of Sales)	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Product sales, gross	$469.3	100.0%	$401.0	100.0%	$1,373.0	100.0%	$1,130.2	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(107.2)	(22.8)%	(88.9)	(22.2)%	(317.5)	(23.1)%	(254.1)	(22.5)%
Chargebacks	(48.9)	(10.4)%	(43.0)	(10.7)%	(141.4)	(10.3)%	(118.3)	(10.5)%
Product discounts	(32.7)	(7.0)%	(32.6)	(8.1)%	(101.8)	(7.4)%	(90.3)	(8.0)%
Medicare Part D	(18.7)	(4.0)%	(17.1)	(4.3)%	(55.8)	(4.1)%	(49.6)	(4.4)%
Other	(30.0)	(6.4)%	(20.1)	(5.0)%	(78.5)	(5.7)%	(56.5)	(4.9)%
Total adjustments	(237.5)	(50.6)%	(201.7)	(50.3)%	(695.0)	(50.6)%	(568.8)	(50.3)%
Product sales, net	$231.8	49.4%	$199.3	49.7%	$678.0	49.4%	$561.4	49.7%

The following table compares product sales, net earned during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
VIVITROL	$99.3	$96.5	$2.8	$298.0	$277.5	$20.5
ARISTADA and ARISTADA INITIO	81.8	75.7	6.1	244.3	222.8	21.5
LYBALVI	50.7	27.1	23.6	135.7	61.1	74.6
Product sales, net	$231.8	$199.3	$32.5	$678.0	$561.4	$116.6

VIVITROL product sales, gross, increased by 9% and 14% during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to increases of 3% and 6%, respectively, in the number of units sold and a 6% increase in the selling price that went into effect in January 2023. ARISTADA and ARISTADA INITIO product sales, gross, increased by 12% and 13% during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to increases of 9% and 10%, respectively, in the number of units sold and a 3% increase in the selling price that went into effect in January 2023. LYBALVI product sales, gross, increased by 85% and 120% during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to increases of 76% and 114%, respectively, in the number of units sold and increases in the selling price of 6% and 3% that went into effect in November 2022 and July 2023, respectively.

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$76.1	$26.7	$49.4	$410.9	$90.4	$320.5
VUMERITY	34.5	26.2	8.3	95.7	83.0	12.7
RISPERDAL CONSTA	14.9	10.2	4.7	31.0	38.0	(7.0)
Other	23.6	(10.2)	33.8	70.3	32.0	38.3
Manufacturing and royalty revenues	$149.1	$52.9	$96.2	$607.9	$243.4	$364.5

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

In November 2021, we received notice of partial termination of our license agreement with Janssen under which we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop the Long-acting INVEGA products. The partial termination became effective in February 2022, at which time Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. Accordingly, we ceased recognizing royalty revenue related to sales of these products in February 2022. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. In May 2023, the Tribunal issued the Final Award, which concluded the arbitration proceedings. The Final Award provided that we were due back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the Long-acting INVEGA products, which we received from Janssen in the second quarter of 2023, and are entitled to 2023 and future royalty revenues from Janssen related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award, we recognized royalty revenues related to the back royalties noted above and resumed recognizing royalty revenue related to U.S. sales of the Long-acting INVEGA products. During the three months ended June 30, 2023, we recorded $195.4 million in royalty revenue related to the back royalties, $50.2 million of royalty revenue related to U.S. net sales of the Long-acting INVEGA products earned during the first quarter of 2023 and $75.7 million of royalty revenue related to worldwide net sales of the Long-acting INVEGA products earned during the second quarter of 2023. During the three and nine months ended September 30, 2023, Janssen’s worldwide net sales of the Long-acting INVEGA products were $1,029 million and $3,104.0 million, respectively, as compared to $1,031.0 million and $3,132.0 million during the three and nine months ended September 30, 2022, respectively.

We expect royalty revenues from net sales of the Long-acting INVEGA products to decrease in the near-term, as the royalty revenues related to net sales of INVEGA SUSTENNA are expected to end on August 20, 2024, and each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We receive a 15% royalty on worldwide net sales of VUMERITY manufactured and packaged by us, subject to increases in such royalty rate for VUMERITY manufactured and/or packaged by Biogen or its designees, in the period that the end-market sales of VUMERITY occur. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. Manufacturing revenue from VUMERITY increased by $4.1 million and $10.1 million during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to increases in the number of bulk and packaged batches made available to Biogen. The increase during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in the number of bulk batches made available to Biogen, partially offset by a decrease in the number of packaged batches made available to Biogen. Royalty revenue related to VUMERITY increased by $4.2 million and $2.6 million during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increases in royalty revenue were due to increases in end-market net sales of VUMERITY from $137.8 million and $402.6 million during the three and nine months ended September 30, 2022, respectively, to $165.5 million and $419.9 million during the three and nine months ended September 30, 2023, respectively.

We recognize manufacturing revenue for RISPERDAL CONSTA at the point in time when RISPERDAL CONSTA has been fully manufactured, which is deemed to have occurred when the product is approved for shipment by both us and Janssen. We record royalty revenue, equal to 2.5% of Janssen’s end-market net sales, in the period that the end-market sales of RISPERDAL CONSTA occur. We expect revenues from RISPERDAL CONSTA to continue to decrease over time as patents covering RISPERDAL CONSTA expire in markets where end-market net sales of RISPERDAL CONSTA occur. The latest to expire patent covering RISPERDAL CONSTA expired in 2021 in the EU and in January 2023 in the U.S., and we are aware of potential generic and other competition to RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure. The increase in revenue from RISPERDAL CONSTA during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase of $6.4 million in manufacturing revenue, partially offset by a decrease of $1.7 million in royalty revenue. The decrease in revenue from RISPERDAL CONSTA during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to decreases of $4.6 million in royalty revenue and $2.7 million in manufacturing revenue. The decreases in royalty revenue during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to expirations of the patents covering RISPERDAL CONSTA, as noted above. The increase in manufacturing revenue during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase in the number of U.S. batches made available to Janssen. The decrease in manufacturing revenue during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a decrease in the number of U.S. batches made available to Janssen and a 6% decrease in the rest of world average selling price of the product.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Cost of goods manufactured and sold	$61.5	$50.6	$10.9	$182.9	$164.1	$18.8

The increase in cost of goods manufactured and sold during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to increases of $3.2 million, $3.2 million and $2.0 million in the cost of goods sold for ARISTADA and ARISTADA INITIO, LYBALVI and VIVITROL respectively, and an increase of $2.4 million in the cost of goods manufactured for RISPERDAL CONSTA, due to increases in the number of units manufactured and sold as discussed above.

The increase in cost of goods manufactured and sold during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to increases of $11.7 million, $5.9 million and $3.5 million in the cost of goods sold for VIVITROL, LYBALVI and ARISTADA and ARISTADA INITIO, respectively, due to increases in the number of units manufactured for each product as discussed above.

Research and Development Expenses

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include fees for clinical and non-clinical activities performed by contract research organizations, consulting fees, and costs related to laboratory services, the purchase of drug product materials and third-party manufacturing development activities. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, with the exception of our oncology-related development programs, internal R&D expenses are not tracked by individual program as they can benefit multiple programs or our technologies in general. We began tracking internal R&D expenses for our oncology-related development programs following the announcement of our intent to explore a separation of our oncology business.

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2023 and 2022 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
External R&D expenses:
Development programs:
nemvaleukin	$20.4	$21.6	$(1.2)	$59.4	$58.2	$1.2
LYBALVI	4.2	6.5	(2.3)	10.8	15.7	(4.9)
ALKS 2680	5.5	3.0	2.5	17.8	7.5	10.3
Other external R&D expenses	13.6	15.7	(2.1)	41.9	47.2	(5.3)
Total external R&D expenses	43.7	46.8	(3.1)	129.9	128.6	1.3
Internal R&D expenses:
Employee-related	40.5	39.6	0.9	121.7	120.3	1.4
Occupancy	4.5	4.6	(0.1)	13.6	13.3	0.3
Depreciation	2.4	3.1	(0.7)	7.8	8.8	(1.0)
Other	6.1	6.4	(0.3)	18.6	18.3	0.3
Total internal R&D expenses	53.5	53.7	(0.2)	161.7	160.7	1.0
Research and development expenses	$97.2	$100.5	$(3.3)	$291.6	$289.3	$2.3

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

The decrease in expenses related to nemvaleukin in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to decreased spend on the ARTISTRY-1 and ARTISTRY-2 studies, as activities related to these studies wind down, partially offset by increased spend on the ARTISTRY-7 study. The increase in expenses related to nemvaleukin in the nine months ended September 30, 2023, as compared to the nine months ended September 20, 2022, was primarily due to increased spend on the ARTISTRY-7 study, partially offset by a decrease in spend on the ARTISTRY-1 and ARTISTRY-2 studies. For additional detail on the ARTISTRY development program for nemvaleukin, see the “Key Development Programs” section of this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. The decreases in expenses related to LYBALVI in the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to decreased spend on ongoing clinical studies. The increases in expenses related to ALKS 2680 in the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to increases in early-stage development expenses, including chemistry manufacturing and controls expenses and increased spend on a phase 1b proof-of-concept study, which was initiated in the second quarter of 2023.

In connection with the planned separation of our oncology business, we expect R&D expenses to decrease, as the continued development of nemvaleukin alfa and the discovery and development of our portfolio of novel, preclinical engineered cytokines would be transferred to, and become the responsibility of, Mural Oncology.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Selling and marketing expense	$114.8	$96.9	$17.9	$371.2	$288.4	$82.8
General and administrative expense	54.6	55.9	(1.3)	177.9	159.8	18.1
Selling, general and administrative expense	$169.4	$152.8	$16.6	$549.1	$448.2	$100.9

The increases in selling and marketing expense during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to increases in marketing expense of $11.9 million and $60.9 million, respectively, following the launch of the direct-to-consumer campaign for LYBALVI and increases in employee-related expenses of $6.5 million and $21.8 million, respectively, primarily due to a 6% increase in sales and marketing headcount, increases in salaries, and increases in employee travel as our in-person activities increased.

The increase in general and administrative expense during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in employee-related expenses of $11.3 million and an increase in professional service fees of $7.0 million. The increases in employee-related expenses in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were primarily due to an increase in salaries and benefits expense, primarily due to a 2% increase in average general and administrative headcount, increases in salaries and increased recruiting and other costs related to the planned separation of our oncology business. The increase in professional service fees in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to increased spend on fees related to the planned separation of our oncology business and expenses related to activist shareholder activities.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Interest income	$9.4	$2.3	$7.1	$21.1	$3.8	$17.3
Interest expense	(6.0)	(3.6)	(2.4)	(17.0)	(8.3)	(8.7)
Change in the fair value of contingent consideration	—	(3.6)	3.6	—	(21.8)	21.8
Other income (expense), net	0.1	(1.8)	1.9	(0.4)	2.4	(2.8)
Total other income (expense), net	$3.5	$(6.7)	$10.2	$3.7	$(23.9)	$27.6

Interest income consists primarily of interest earned on our cash and available-for-sale investments. Interest expense consists of interest incurred on our 2026 Term Loans. The increases in interest income and interest expense in the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily due to increases in interest rates over the past twelve months, as we are in a rising interest rate environment.

The changes in the fair value of the contingent consideration in the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were due to the determination that it was unlikely that we would collect any further contingent consideration proceeds under our agreements with Baudax, and accordingly, we reduced the fair value of the contingent consideration to zero, as discussed in Note 5, Fair Value, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Income Tax Benefit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Income tax benefit	$(0.4)	$(3.4)	$3.0	$(3.7)	$(15.6)	$11.9

The income tax benefit in the three and nine months ended September 30, 2023 and 2022 primarily related to enhanced FDII deductions arising from the capitalization of research and development expenses in accordance with Section 174 of the U.S. Internal Revenue Code of 1986, as amended.

On a quarterly basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the fourth quarter of 2022, we reassessed the valuation allowance and considered all positive and negative evidence, including our cumulative losses over the years ended December 31, 2022, 2021 and 2020 and concluded that we should maintain the valuation allowance on our Irish net operating losses and other deferred tax assets as of December 31, 2022.

We may release a significant portion of the valuation allowance upon completion of the planned separation of our oncology business; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression, the successful completion of the planned separation of the oncology business and expectations regarding future profitability. Our Irish deferred tax asset balance subject to the valuation allowance was approximately $245.8 million at December 31, 2022.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2023			December 31, 2022
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$281.2	$366.5	$647.7	$208.4	$84.1	$292.5
Investments—short-term	148.2	93.2	241.4	207.6	108.4	316.0
Investments—long-term	61.4	45.1	106.5	70.3	61.3	131.6
Total cash and investments	$490.8	$504.8	$995.6	$486.3	$253.8	$740.1
Outstanding borrowings—short and long-term	$291.4	$—	$291.4	$293.3	$—	$293.3

At September 30, 2023 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$243.6	$—	$(2.2)	$—	$241.4
Investments—long-term available-for-sale	106.2	—	(1.5)	—	104.7
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$351.6	$—	$(3.7)	$—	$347.9

Sources and Uses of Cash

We generated $294.1 million and $20.0 million of cash from operating activities during the nine months ended September 30, 2023 and 2022, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long‑term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets, which could, in turn, adversely impact our financial position and our overall liquidity. Our available-for-sale investments consist primarily of short and long-term U.S. government and agency debt securities and corporate debt securities. Our held-to-maturity investments consist of investments that are held as collateral under certain letters of credit related to certain of our lease agreements.

We classify available‑for‑sale investments in an unrealized loss position that do not mature within twelve months as long‑term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more‑likely‑than‑not that we would not be required to sell these securities before recovery of their amortized cost. At September 30, 2023, we performed an analysis of our investments with unrealized losses for impairment and determined that they were not impaired.

In connection with the planned separation of our oncology business, we expect to make a cash contribution to Mural Oncology in the amount of $275.0 million upon completion of the separation.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months.

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash and cash equivalents, beginning of period	$292.5	$337.5
Cash flows provided by operating activities	294.1	20.0
Cash flows provided by (used in) investing activities	74.3	(92.2)
Cash flows used in financing activities	(13.2)	(1.3)
Cash and cash equivalents, end of period	$647.7	$264.0

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

Cash flows provided by operating activities for the nine months ended September 30, 2023 were $294.1 million and primarily consisted of a net income of $243.0 million adjusted for non-cash items, including share-based compensation of $75.1 million and depreciation and amortization of $56.4 million, partially offset by changes in working capital of $34.3 million and deferred income taxes of $47.4 million. During the nine months ended September 30, 2023, net income included receipt of $195.4 million from Janssen, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the Long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products.

Cash flows provided by operating activities for the nine months ended September 30, 2022 were $20.0 million and primarily consisted of a net loss of $130.0 million, adjusted for non-cash items including share-based compensation of $67.8 million, depreciation and amortization of $58.2 million, change in the fair value of contingent consideration of $21.8 million and changes in working capital of $52.6 million, partially offset by deferred income taxes of $54.1 million.

Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2023 were primarily due to $105.4 million in net sales of investments, offset by the purchase of $31.0 million of property, plant and equipment. Cash flows used in investing activities for the nine months ended September 30, 2022 were primarily due to $65.8 million in net purchases of investments and the purchase of $28.2 million of property, plant and equipment.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2023 and 2022 primarily related to $26.1 million and $17.9 million of employee taxes paid related to the net share settlement of equity awards, respectively, partially offset by $15.1 million and $18.8 million of cash that we received upon exercises of employee stock options, respectively.

Debt

At September 30, 2023, the principal balance of our borrowings consisted of $292.5 million outstanding under our 2026 Term Loans. See Note 11, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and/or the planned separation of our oncology business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and/or the planned separation of our oncology business.

There have been no other material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report and “Part II, Item 1A—Risk Factors” of our Q1 Quarterly Report. The above risk factor should be read in conjunction with the risk factors disclosed in such reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, our board of directors authorized the continuation of the Alkermes, Inc. program to repurchase up to $215.0 million of our ordinary shares at the discretion of management from time to time in the open market or through privately negotiated transactions. We did not purchase any shares under this program during the nine months ended September 30, 2023. As of September 30, 2023, we had purchased a total of 8,866,342 shares under this program at an aggregate cost of $114.0 million.

During the three months ended September 30, 2023, we acquired 26,943 of our ordinary shares, at an average price of $29.54 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

During the three months ended September 30, 2023, none of the directors or executive officers of the Company adopted, terminated or materially modified a trading plan intended to comply with Rule 10b5-1 or a trading plan not intended to comply with Rule 10b5-1.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #*	Confidential Settlement and License Agreement, dated August 29, 2023, by and among Alkermes, Inc., Alkermes Pharma Ireland Limited and Teva Pharmaceuticals USA, Inc.
10.2 #§	Supply Agreement, dated September 26, 2003, by and between Acorda Therapeutics, Inc. and Elan Corporation, plc.
10.3 #§	Development and Supplemental Agreement between Elan Pharma International Limited and Acorda Therapeutics, Inc. dated January 14, 2011.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document.
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

# Filed herewith.

‡ Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

* Portions of this exhibit (indicated by “[**]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

§ Filed with this Form 10-Q solely for the purpose of transitioning this previously-filed exhibit, which is the subject of an expiring confidential treatment order, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) pursuant to the SEC’s CF Disclosure Guidance: Topic 7. Portions of this exhibit (indicated by “[**]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: October 25, 2023