Form 10-Q
period 2024-03-31
Alkermes plc.
filed 2024-05-01
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 26, 2024 was 169,221,311 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Cautionary Note Concerning Forward-Looking Statements

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “estimate,” “intend,” or other similar words. These statements discuss future expectations and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. Forward-looking statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may include, without limitation, statements regarding:

•
our expectations regarding our financial performance, including revenues, expenses, liquidity, capital expenditures, income taxes and profitability;
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
•
our expectations regarding the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our products and intellectual property (“IP”), including our patents, know-how, and related rights or obligations;
•
our expectations regarding the tax treatment and other anticipated benefits of the separation of our oncology business; and
•
other expectations discussed elsewhere in this Form 10-Q.

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 21, 2024 (our “Annual Report”).

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

Note Regarding Company and Product References

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LYBALVI®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, and XEPLION®—Johnson & Johnson or its affiliated companies; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$420,753	$457,469
Receivables, net	315,848	332,477
Investments—short-term	324,295	316,022
Inventory	198,369	186,406
Contract assets	1,229	706
Prepaid expenses and other current assets	111,539	98,166
Assets held for sale	96,792	94,260
Total current assets	1,468,825	1,485,506
PROPERTY, PLANT AND EQUIPMENT, NET	224,590	226,943
RIGHT-OF-USE ASSETS	89,683	91,460
INVESTMENTS—LONG-TERM	62,782	39,887
GOODWILL	83,027	83,027
INTANGIBLE ASSETS, NET	932	1,991
DEFERRED TAX ASSETS	182,536	195,888
OTHER ASSETS	11,521	11,521
TOTAL ASSETS	$2,123,896	$2,136,223
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$205,854	$240,561
Accrued sales discounts, allowances and reserves	240,877	263,641
Operating lease liabilities—short-term	5,910	5,746
Contract liabilities—short-term	3,336	2,730
Current portion of long-term debt	3,000	3,000
Liabilities related to discontinued operations	—	4,542
Total current liabilities	458,977	520,220
LONG-TERM DEBT	287,095	287,730
OPERATING LEASE LIABILITIES—LONG-TERM	74,102	75,709
OTHER LONG-TERM LIABILITIES	48,959	49,878
Total liabilities	869,133	933,537
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 175,734,220 and 172,569,051 shares issued; 169,184,516 and 166,979,833 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1,757	1,726
Treasury shares, at cost (6,549,704 and 5,589,218 shares at March 31, 2024 and December 31, 2023, respectively)	(217,685)	(189,336)
Additional paid-in capital	2,780,992	2,736,934
Accumulated other comprehensive loss	(3,601)	(3,110)
Accumulated deficit	(1,306,700)	(1,343,528)
Total shareholders’ equity	1,254,763	1,202,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,123,896	$2,136,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$233,536	$214,727
Manufacturing and royalty revenues	116,833	72,862
Research and development revenue	3	6
Total revenues	350,372	287,595
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	58,644	58,164
Research and development	67,611	63,770
Selling, general and administrative	179,749	167,833
Amortization of acquired intangible assets	1,059	8,800
Total expenses	307,063	298,567
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	43,309	(10,972)
OTHER INCOME (EXPENSE), NET:
Interest income	9,399	4,966
Interest expense	(5,978)	(5,288)
Other income (expense), net	182	(39)
Total other income (expense), net	3,603	(361)
INCOME (LOSS) BEFORE INCOME TAXES	46,912	(11,333)
INCOME TAX PROVISION	7,964	717
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	38,948	(12,050)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,120)	(29,795)
NET INCOME (LOSS)	$36,828	$(41,845)

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings (loss) per share from continuing operations - basic	$0.23	$(0.07)
Loss per share from discontinued operations - basic	$(0.01)	$(0.18)
Earnings (loss) per share - basic	$0.22	$(0.25)

Earnings (loss) per share from continuing operations - diluted	$0.23	$(0.07)
Loss per share from discontinued operations - diluted	$(0.01)	$(0.18)
Earnings (loss) per share - diluted	$0.21	$(0.25)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	167,984	165,085
Diluted	172,981	165,085
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$36,828	$(41,845)
Holding (loss) gain, net of a tax (benefit) provision of $(75) and $488, respectively	(491)	2,760
COMPREHENSIVE INCOME (LOSS)	$36,337	$(39,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,828	$(41,845)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	8,056	18,714
Share-based compensation expense	32,755	22,643
Deferred income taxes	7,515	(36,117)
Other non-cash charges	2,215	369
Changes in assets and liabilities:
Receivables	16,628	18,789
Contract assets	(523)	500
Inventory	(12,641)	(2,029)
Prepaid expenses and other assets	(7,461)	(3,697)
Right-of-use assets	1,777	4,269
Accounts payable and accrued expenses	(38,448)	(30,154)
Accrued sales discounts, allowances and reserves	(22,764)	30,148
Contract liabilities	(208)	(4,287)
Operating lease liabilities	(2,516)	(4,379)
Other long-term liabilities	(105)	5,774
Cash flows provided by (used in) operating activities	21,108	(21,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(8,342)	(6,860)
Proceeds from the sale of equipment	411	—
Purchases of investments	(114,508)	(23,898)
Sales and maturities of investments	82,488	103,608
Cash flows (used in) provided by investing activities	(39,951)	72,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	11,226	2,874
Employee taxes paid related to net share settlement of equity awards	(28,349)	(24,744)
Principal payments of long-term debt	(750)	(750)
Cash flows used in financing activities	(17,873)	(22,620)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,716)	28,928
CASH AND CASH EQUIVALENTS—Beginning of period	457,469	292,473
CASH AND CASH EQUIVALENTS—End of period	$420,753	$321,401
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,629	$1,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	3,165,169	31	11,195	—	—	—	—	11,226
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(960,486)	(28,349)	(28,349)
Share-based compensation	—	—	32,863	—	—	—	—	32,863
Unrealized gain on marketable securities, net of tax benefit of $75	—	—	—	(491)	—	—	—	(491)
Net income	—	—	—	—	36,828	—	—	36,828
BALANCE — March 31, 2024	175,734,220	$1,757	$2,780,992	$(3,601)	$(1,306,700)	(6,549,704)	$(217,685)	$1,254,763

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	2,567,603	25	2,849	—	—	—	—	2,874
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(885,652)	(24,744)	(24,744)
Share-based compensation	—	—	22,778	—	—	—	—	22,778
Unrealized gain on marketable securities, net of tax provision of $488	—	—	—	2,760	—	—	—	2,760
Net loss	—	—	—	—	(41,845)	—	—	(41,845)
BALANCE — March 31, 2023	171,518,796	$1,715	$2,938,726	$(8,129)	$(1,741,130)	(5,459,836)	$(185,606)	$1,005,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. Alkermes has a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

On May 1, 2024, the Company completed the previously announced sale of its development and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) to Novo Nordisk (“Novo”). The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities currently performed at the Athlone Facility for a period of time after the closing of the transaction; these activities may continue through the end of 2025. At March 31, 2024 and December 31, 2023, the Company classified the assets described under the related asset purchase agreement as “Assets held for sale” within the accompanying condensed consolidated balance sheets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2023. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Reclassification

The Company has presented its former oncology business as discontinued operations in its accompanying condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023. See Note 3, Discontinued Operations in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

Discontinued Operations

The Company determined that the separation of its oncology business in November 2023 met the criteria for classification of the oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations (“Topic 205”). Accordingly, the financial statements have been updated to present the results of the oncology business as discontinued operations for the three months ended March 31, 2023 in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Assets Held for Sale

In connection with the sale of the Athlone Facility, the Company reviewed FASB ASC 805, Business Combinations and, based on the definitions therein, determined that the Athlone Facility constitutes a business. Accordingly, the assets associated with the sale of the Athlone Facility were classified as “Assets held for sale” within the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including, but not limited to, those related to revenue from contracts with its customers and related allowances, impairment and amortization of long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different conditions or using different assumptions.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the Company’s chief operating decision maker. The amendments in this guidance also expand the interim segment disclosure requirements. All disclosure requirements under this guidance are required for public entities with a single reportable segment. This ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this guidance are required to be applied on a retrospective basis. The Company elected to early adopt this guidance and determined this ASU did not have an impact on its consolidated financial statements and related disclosures.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

3. DISCONTINUED OPERATIONS

Mural Oncology Separation

On November 15, 2023 (the “Separation Date”), the Company completed the separation of its oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding ordinary shares of Mural to the Company’s shareholders (the “Distribution”), in which each of the Company’s shareholders received one ordinary share, nominal value $0.01 per share, of Mural for every ten ordinary shares, par value $0.01 per share, of the Company (the “Distribution Ratio”) held by such shareholder as of the close of business on November 6, 2023, the record date for the Distribution. The historical results of the oncology business have been reflected as discontinued operations in the Company’s accompanying condensed consolidated financial statements for the three months ended March 31, 2023.

In connection with the Separation, the Company entered into a separation agreement with Mural, dated as of November 13, 2023 (the “Separation Agreement”), that, among other things, sets forth the Company’s agreements with Mural regarding the principal actions taken or to be taken in connection with the Separation, including the Distribution. The Separation Agreement identified those assets to be transferred to, liabilities to be assumed by, and contracts to be assigned to Mural, including the operating lease for the office and laboratory space at 852 Winter Street in Waltham, Massachusetts, and it provided for when and how such transfers, assumptions and assignments were to occur. The purpose of the Separation Agreement was to provide Mural and the Company with those assets necessary to operate their respective businesses and to retain or assume the respective liabilities related to those assets.

Under the terms of the Separation Agreement, the Company granted Mural a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain IP controlled by the Company as of the date of the Distribution to allow Mural to use such IP for the oncology business, and Mural granted the Company a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to the IP transferred to Mural as part of the Separation for the Company’s use outside of the oncology business.

Each of Mural and the Company agreed to releases with respect to pre-Distribution claims, and cross-indemnities with respect to post-Distribution claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to Mural under the Separation Agreement, and financial responsibility for the obligations and liabilities allocated to the Company under the Separation Agreement. The Company and Mural are also each subject to mutual six-month employee non-solicitation and non-hire restrictions, subject to certain customary exceptions, and certain confidentiality restrictions and information sharing obligations.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company determined that the Separation and related Distribution qualified as tax-free for U.S. federal income tax purposes, which required significant judgment by management. In making such determination, the Company applied U.S. federal tax law to relevant facts and circumstances and obtained: (i) a favorable private letter ruling from the Internal Revenue Service; (ii) a tax opinion; and (iii) other external tax advice related to the concluded tax treatment. If the Separation and Distribution were to ultimately fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company and/or its shareholders could be subject to significant liabilities, which could have material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods. Furthermore, other than taxes recorded on the transfer of IP, the Company determined that the Separation and related Distribution qualified as tax-free for Irish tax purposes, which required significant judgment by management. In making such determination, the Company applied Irish tax law to relevant facts and circumstances and obtained: (i) a tax opinion; and (ii) other external tax advice related to the concluded tax treatment. If the Separation and Distribution were to ultimately fail to qualify for tax-free treatment for Irish tax purposes, the Company and/or its shareholders could be subject to significant liabilities, which could have material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

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

In connection with the Separation, the Company also entered into an employee matters agreement with Mural, dated as of November 13, 2023 (as amended, the “Employee Matters Agreement”). The Employee Matters Agreement governs the Company’s, Mural’s and their respective subsidiaries’ and affiliates’ rights, responsibilities and obligations after the Separation with respect to, employment, benefits and compensation matters relating to employees and former employees (and their respective dependents and beneficiaries) who are or were associated with the Company, including those who became employees of Mural in connection with the Separation; the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; other human resources, employment and employee benefits matters; and the treatment of equity-based awards granted by the Company prior to the Separation.

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

Discontinued Operations

The Company determined that the Separation met the criteria for classification of the oncology business as discontinued operations in accordance with Topic 205. The following summarizes the loss from discontinued operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$11
Research and development	2,516	29,867
Selling, general and administrative	—	6,644
Total operating expenses from discontinued operations	2,516	36,522
Operating loss from discontinued operations	(2,516)	(36,522)
Income tax benefit from discontinued operations	(396)	(6,727)
Net loss and comprehensive loss from discontinued operations	$(2,120)	$(29,795)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

There were no assets and $4.5 million of liabilities related to the Separation at December 31, 2023. All assets related to the Separation were transferred to Mural as of the Separation Date. The $4.5 million of liabilities classified as “Liabilities related to discontinued operations” in the accompanying condensed consolidated balance sheet related to bonus amounts accrued for employees that transferred to Mural during 2023 and through the Separation Date that were paid by the Company in the first quarter of 2024, in accordance with the terms of the Employee Matters Agreement.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2023:

Three Months Ended
(In thousands)	March 31, 2023
OPERATING ACTIVITIES:
Depreciation	$116
Share-based compensation expense	1,620
Right-of-use assets	3,066
Operating lease liabilities	(1,460)

INVESTING ACTIVITIES:
Additions of property, plant and equipment	$(100)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

During the three months ended March 31, 2024 and 2023, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
VIVITROL	$97,659	$96,659
ARISTADA and ARISTADA INITIO	78,870	80,077
LYBALVI	57,007	37,991
Total product sales, net	$233,536	$214,727

Manufacturing and Royalty Revenues

During the three months ended March 31, 2024 and 2023, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended March 31, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$62,673	$62,673
VUMERITY	12,124	19,130	31,254
Other	17,906	5,000	22,906
	$30,030	$86,803	$116,833

	Three Months Ended March 31, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$13,562	$13,562
VUMERITY	12,649	16,225	28,874
Other	25,791	4,635	30,426
	$38,440	$34,422	$72,862

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson (“Janssen Pharmaceutica”). Under this license agreement, the Company provided Janssen Pharmaceutica with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop the long-acting INVEGA products. When the partial termination became effective in February 2022, Janssen Pharmaceutica ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. Accordingly, the Company ceased recognizing royalty revenue related to sales of these products in February 2022. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen Pharmaceutica’s partial termination of this license agreement and Janssen Pharmaceutica’s royalty and other obligations under the agreement. In May 2023, the arbitral tribunal (the “Tribunal”) in the arbitration proceedings issued a final award (the “Final Award”) which concluded the arbitration proceedings. The Final Award provided, among other things, that the Company was due back royalties and late-payment interest related to 2022 U.S. net sales of the long-acting INVEGA products, which payments were received from Janssen Pharmaceutica in the second quarter of 2023, and is entitled to 2023 and future royalty revenues from Janssen Pharmaceutica related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award, the Company recognized royalty revenues related to the back royalties and resumed recognizing royalty revenue related to ongoing U.S. sales of the long-acting INVEGA products.

Contract Assets

Contract assets include unbilled amounts related to the manufacture of a product that, once complete, will be sold under certain of the Company’s manufacturing contracts. The amounts included in the contract assets table below are classified as “Current assets” in the accompanying condensed consolidated balance sheets, as they relate to manufacturing processes that are completed in ten days to eight weeks.

Total contract assets at March 31, 2024 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2023	$706
Additions	1,229
Transferred to receivables, net	(706)
Contract assets at March 31, 2024	$1,229

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At March 31, 2024 and December 31, 2023, $3.3 million and $2.7 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and $1.2 million and $2.1 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at March 31, 2024 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2023	$4,775
Additions	—
Amounts recognized into revenue	(208)
Contract liabilities at March 31, 2024	$4,567

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
March 31, 2024	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$214,958	$227	$(77)	$(444)	$214,664
Corporate debt securities	109,691	290	(25)	(325)	109,631
Total short-term investments	324,649	517	(102)	(769)	324,295
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	29,446	—	(81)	(207)	29,158
Corporate debt securities	32,104	—	(49)	(251)	31,804
	61,550	—	(130)	(458)	60,962
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	63,370	—	(130)	(458)	62,782
Total investments	$388,019	$517	$(232)	$(1,227)	$387,077

December 31, 2023
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$199,708	$758	$(36)	$(611)	$199,819
Corporate debt securities	112,055	703	(15)	(536)	112,207
Non-U.S. government debt securities	4,004	—	—	(8)	3,996
Total short-term investments	315,767	1,461	(51)	(1,155)	316,022
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	19,392	—	(27)	(315)	19,050
Corporate debt securities	19,306	—	—	(289)	19,017
	38,698	—	(27)	(604)	38,067
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	40,518	—	(27)	(604)	39,887
Total investments	$356,285	$1,461	$(78)	$(1,759)	$355,909

At March 31, 2024, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At March 31, 2024, 114 of the Company’s 248 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $220.2 million. The Company’s corporate debt securities investments have a minimum rating of A2 (Moody’s)/A (Standard and Poor’s). The primary reason for the unrealized losses in the Company’s investment portfolio is that its investments are fixed-rate securities acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Proceeds from the sales and maturities of investments	$82,488	$103,608
Realized gains	$—	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at March 31, 2024 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$223,529	$222,712	$1,820	$1,820
After 1 year through 5 years	162,670	162,545	—	—
Total	$386,199	$385,257	$1,820	$1,820

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	March 31,
(In thousands)	2024	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$243,822	$210,249	$33,573	$—
Corporate debt securities	141,435	—	141,435	—
Total	$385,257	$210,249	$175,008	$—

	December 31,
	2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,316	$34,316	$—	$—
U.S. government and agency debt securities	218,869	181,041	37,828	—
Corporate debt securities	131,224	—	131,224	—
Non-U.S. government debt securities	3,996	—	3,996	—
Total	$388,405	$215,357	$173,048	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the three months ended March 31, 2024. At March 31, 2024, the Company had no investments with fair values that were determined using Level 3 inputs.

The Company’s investments classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $283.7 million and $291.0 million at March 31, 2024 and December 31, 2023, respectively.

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Raw materials	$76,563	$71,416
Work in process	72,517	68,843
Finished goods(1)	49,289	46,147
Total inventory	$198,369	$186,406

(1)
At March 31, 2024 and December 31, 2023, the Company had $34.2 million and $33.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(In thousands)	2024 (1)	2023 (1)
Land	$957	$957
Building and improvements	133,126	132,735
Furniture, fixtures and equipment	243,376	237,728
Leasehold improvements	39,927	39,893
Construction in progress	45,679	45,791
Subtotal	463,065	457,104
Less: accumulated depreciation	(238,475)	(230,161)
Total property, plant and equipment, net	$224,590	$226,943

(1)
In connection with the sale of the Athlone Facility, $94.7 million and $92.2 million of the Company’s property, plant and equipment has been classified as “Assets held for sale” in the accompanying condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively, and are not included in these amounts.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		March 31, 2024
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$83,027	$—	$83,027
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(465,590)	$—
Capitalized IP	11-13	118,160	(117,228)	932
Total		$583,750	$(582,818)	$932

In connection with the sale of the Athlone Facility, the Company reviewed FASB ASC 805, Business Combinations and determined that the Athlone Facility constitutes a business and, accordingly, $2.0 million of the Company’s goodwill was allocated to the Athlone Facility and is classified as “Assets held for sale” in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 and is not included in the amounts above.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LEASES

Future lease payments under non-cancelable leases at March 31, 2024 consisted of the following:

March 31,
(In thousands)	2024
2024	$7,610
2025	10,227
2026	10,298
2027	9,508
2028	9,574
Thereafter	59,694
Total operating lease payments	$106,911
Less: imputed interest	(26,899)
Total operating lease liabilities	$80,012

At March 31, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 4.3% and 8.3 years, respectively. Cash paid for lease liabilities was $2.5 million during the three months ended March 31, 2024, as compared to $2.8 million during the three months ended March 31, 2023. The Company recorded operating lease expense from continuing operations of $1.8 million during the three months ended March 31, 2024, as compared to $2.8 million during the three months ended March 31, 2023.

On November 13, 2023, in connection with the Separation, Alkermes US and Mural US entered into an assignment and assumption of lease agreement (the “Assignment”), pursuant to which Alkermes US assigned to Mural US an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”). Under the terms of the Assignment, Mural US assumed all of Alkermes US’ obligations under the 852 Winter Street Lease. In accordance with FASB ASC 842, Leases, as the Company can no longer access or direct the use of the asset following the Assignment, the 852 Winter Street Lease no longer meets the definition of a lease for the Company. On November 15, 2023, the effective date of the Assignment, the Company reduced its right-of-use asset and lease liability by $14.5 million and $15.4 million, respectively, in the accompanying condensed consolidated balance sheets.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Accounts payable	$77,052	$65,649
Accrued compensation	47,208	83,107
Accrued other	81,594	91,805
Total accounts payable and accrued expenses	$205,854	$240,561

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Medicaid rebates	$196,773	$213,845
Product discounts	14,685	15,121
Medicare Part D	15,665	20,569
Other	13,754	14,106
Total accrued sales discounts, allowances and reserves	$240,877	$263,641

Included in accounts payable was approximately $42.5 million and $34.5 million of amounts payable related to state U.S. Medicaid rebates as of March 31, 2024 and December 31, 2023, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
2026 Term Loans, due March 12, 2026	$290,095	$290,730
Less: current portion	(3,000)	(3,000)
Long-term debt	$287,095	$287,730

The 2026 Term Loans mature on March 12, 2026. The 2026 Term Loans bear interest at the Secured Overnight Financing Rate plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.50% with a floor of 0.5%.

The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at March 31, 2024.

13. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense from continuing and discontinued operations included in the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cost of goods manufactured and sold	$2,906	$2,682
Research and development	10,278	5,764
Selling, general and administrative	19,571	12,577
Share-based compensation expense from continuing operations	32,755	21,023
Cost of goods manufactured and sold	—	—
Research and development	—	1,143
Selling, general and administrative	—	477
Share-based compensation expense from discontinued operations	—	1,620
Total share-based compensation expense	$32,755	$22,643

At March 31, 2024 and December 31, 2023, $3.3 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of performance-based restricted stock units to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and R&D performance criteria to be assessed over a performance period of three years from the date of the grant, and subject, at the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period. On February 8, 2024, the compensation committee of the Company’s board of directors determined that the Company partially achieved the financial performance criteria. This was considered a modification in accordance with FASB ASC 718, Compensation—Stock Compensation (“Topic 718”) and resulted in a modification charge of approximately $6.8 million. On February 8, 2024, the compensation committee of the Company’s board of directors also determined that the Company achieved the pipeline performance criteria for these awards, resulting in a $2.6 million incremental share-based compensation expense, as it was deemed such pipeline performance criteria had been met. The share-based compensation expense related to these achievements was recognized in the first quarter of 2024.

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

	Three Months Ended
	March 31,
(In thousands)	2024	2023 (1)
Numerator:
Net income (loss) from continuing operations	$38,948	$(12,050)
Net loss from discontinued operations	(2,120)	(29,795)
Net income (loss)	$36,828	$(41,845)
Denominator:
Weighted average number of ordinary shares outstanding	167,984	165,085
Effect of dilutive securities:
Stock options	1,734	—
Restricted stock unit awards	3,263	—
Dilutive ordinary share equivalents	4,997	—
Shares used in calculating diluted earnings (loss) per ordinary share	172,981	165,085

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The following potential ordinary share equivalents were not included in the net earnings (loss) per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Stock options	11,152	13,007
Restricted stock unit awards	1,776	6,093
Total	12,928	19,100

15. INCOME TAXES

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In determining future taxable income, the Company is responsible for assumptions that it utilizes, including the amount of Irish and non-Irish pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company uses to manage the underlying business.

The Company recorded income tax provisions of $8.0 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively. The income tax provision during the three months ended March 31, 2024 was primarily attributable to taxes on income earned in Ireland. The income tax provision during the three months ended March 31, 2023 was primarily due to U.S. federal and state taxes on income earned in the U.S. and the tax impact of employee equity activity.

The Company’s effective tax rate during the three months ended March 31, 2024 was 17.0%, which exceeds the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate. The income tax provision recorded as of March 31, 2024 took into account the estimated impact of the global minimum tax rate component, known as Pillar Two, of the Organization for Economic Co-operation and Development’s two-pillar plan on global tax reform, which became effective in Ireland as of January 1, 2024 for

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

multinational companies with consolidated annual revenue of at least €750.0 million. The Company does not expect Pillar Two to have a material impact for the current year.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2024, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”), in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), and in February 2022 against Accord Healthcare, Inc., Accord Healthcare, Ltd. and Intas Pharmaceuticals, Ltd (“Accord” and such lawsuit, the “Accord Lawsuit”), and in the U.S. District Court for the District of Delaware (the “DE District Court”) in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience, Accord and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit Court”), which were consolidated in January 2022 (the “Teva Appeal”). The Pharmascience Lawsuit and the Accord Lawsuit were administratively terminated in July 2022, pending the outcome of the Teva Appeal. The Company is not a party to any of these proceedings. On April 1, 2024, the Federal Circuit Court issued a decision affirming in part and vacating and remanding in part the NJ District Court’s judgment. A trial was held in the Tolmar Lawsuit in October 2023 and on March 13, 2024, the DE District Court issued a decision, following which a notice of appeal and certain post-trial motions were filed in April 2024.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9,090,558; and 10,080,733. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). A bench trial is scheduled to begin on July 28, 2025.

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

In addition, in January 2023, Acorda filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court, and the Company filed a motion to transfer the appeal to the U.S. Court of Appeals for the Second Circuit. In October 2023, Acorda filed an opposition to such motion. On January 18, 2024, the Federal Circuit Court denied without prejudice the Company’s motion to transfer the appeal and instructed the parties to brief the jurisdictional question as part of the merits appeal.

While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing proceedings would have a material adverse effect on the Company’s business or financial condition.

Guarantees

In connection with the Separation, the Company entered into the Assignment related to the 852 Winter Street Lease, which is described in more detail in Note 10, Leases in the “Notes to Consolidated Financial Statements” in the Annual Report. Although the Assignment transferred all of the rights, title and interest in, to and under the 852 Winter Street Lease to Mural US as of November 15, 2023, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations under that certain Guaranty dated as of May 16, 2014 related to the 852 Winter Street Lease. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At March 31, 2024, the fair value of the guarantee was not material to the Company.

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

Executive Summary

Net income from continuing operations was $38.9 million or $0.23 per ordinary share—basic and diluted, for the three months ended March 31, 2024, compared to net loss from continuing operations of $12.1 million or $0.07 per ordinary share—basic and diluted, for the three months ended March 31, 2023.

The net income from continuing operations during the three months ended March 31, 2024, as compared to the net loss from continuing operations during the three months ended March 31, 2023, was primarily due to an increase of $44.0 million in manufacturing and royalty revenues, an increase of $18.8 million in product sales, net and a decrease of $7.7 million in amortization of acquired intangible assets, partially offset by an increase of $11.9 million in selling, general and administrative expense, and an increase of $6.4 million in R&D expense.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Business Update

On May 1, 2024, we completed the previously announced sale of the Athlone Facility to Novo. We also entered into subcontracting arrangements with Novo to continue certain development and manufacturing activities currently performed at the Athlone Facility for a period of time after the closing of the transaction; these activities may continue through the end of 2025.

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

The following provides summary information regarding certain key third-party products using our proprietary technologies under license and our key licensed product, that are commercialized by our licensees:

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

In April 2024, U.S. Patent No. 11,969,469 relating to ARISTADA was granted. This patent has claims to pharmaceutical compositions that confer long-term stability of the ARISTADA formulation and expires in 2033.

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

Products Using Our Proprietary Technologies and Licensed Product

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. See the “Proprietary Technology Platforms” and “Patents and Proprietary Rights” sections in “Part I, Item 1—Business” in our Annual Report for information with respect to our proprietary technologies and the IP protection for these products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products under our collaborative arrangements with these third parties. Such arrangements, among others, include the following:

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

ALKS 2680

ALKS 2680 is a novel, investigational, oral, selective orexin 2 receptor (“OX2R”) agonist in development as a once-daily treatment for narcolepsy. Orexin neuropeptides are important regulators of the sleep/wake cycle through OX2R activation, and loss of orexinergic neurons in the brain is associated with excessive daytime sleepiness and cataplexy in narcolepsy. ALKS 2680 was designed to address the underlying pathology of narcolepsy with the goal of improving duration of wakefulness and providing cataplexy control. ALKS 2680 was evaluated in a phase 1 study in healthy volunteers and patients with narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia and is currently being evaluated in a phase 2 study in patients with narcolepsy type 1. We expect to initiate a planned phase 2 study in patients with narcolepsy type 2 in the second half of 2024.

Results of Operations

As a result of the Separation, the historical results of our oncology business have been reflected as discontinued operations in our consolidated financial statements through the Separation Date. Prior period results of operations and balance sheet information have been recast to reflect this presentation.

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In millions, except for % of Sales)	2024	% of Sales	2023	% of Sales
Product sales, gross	$467.3	100.0%	$433.9	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(105.0)	(22.5)%	(97.9)	(22.6)%
Chargebacks	(50.5)	(10.8)%	(45.4)	(10.5)%
Product discounts	(34.3)	(7.3)%	(34.5)	(8.0)%
Medicare Part D	(17.4)	(3.7)%	(18.9)	(4.4)%
Other	(26.6)	(5.7)%	(22.5)	(5.1)%
Total adjustments	(233.8)	(50.0)%	(219.2)	(50.5)%
Product sales, net	$233.5	50.0%	$214.7	49.5%

VIVITROL product sales, gross, increased by 2% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a 3.2% increase in the selling price that went into effect in January 2024, partially offset by a 1% decrease in the number of units sold. ARISTADA and ARISTADA INITIO product sales, gross, were relatively flat during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a 3.0% increase in the selling price that went into effect in January 2024, partially offset by a 3% decrease in the number of units sold. LYBALVI product sales, gross, increased by 56% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a 50% increase in the number of units sold and 3% and 3.8% increases in the selling price that went into effect in July 2023 and January 2024, respectively.

The following table compares product sales, net earned during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In millions)	2024	2023	Change
VIVITROL	$97.7	$96.7	$1.0
ARISTADA and ARISTADA INITIO	78.9	80.1	(1.2)
LYBALVI	57.0	37.9	19.1
Product sales, net	$233.5	$214.7	$18.9

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In millions)	2024	2023	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$62.7	$13.6	$49.1
VUMERITY	31.3	28.9	2.4
Other	22.8	30.4	(7.6)
Manufacturing and royalty revenues	$116.8	$72.9	$43.9

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

In November 2021, we received notice from Janssen of partial termination of our license agreement under which we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our NanoCrystal technology, which was used to develop the long-acting INVEGA products. The partial termination became effective in February 2022, at which time Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. Accordingly, we ceased recognizing royalty revenue related to sales of these products in February 2022. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. In May 2023, the Tribunal issued the Final Award, which concluded the arbitration proceedings. The Final Award provided that we were due back royalties and late-payment interest related to 2022 U.S. net sales of the long-acting INVEGA products, which we received from Janssen in the second quarter of 2023, and are entitled to 2023 and future royalty revenues from Janssen related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award, we recognized royalty revenues related to the back royalties and resumed recognizing royalty revenue related to U.S. sales of the long-acting INVEGA products. Royalty revenues related to the long-acting INVEGA products increased by $49.1 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the result of the arbitration proceedings in the second quarter of 2023 and the resumption of recognizing royalty revenue on U.S. net sales of the long-acting INVEGA products. During the three months ended March 31, 2024, Janssen’s worldwide net sales of the long-acting INVEGA products were $1,056.0 million, as compared to $1,044.0 million during the three months ended March 31, 2023.

We expect royalty revenues from net sales of the long-acting INVEGA products to decrease in the near-term, as the royalty revenues related to net sales of INVEGA SUSTENNA are expected to end on August 20, 2024, which we anticipate will have a significant impact on our INVEGA SUSTENNA royalty revenues during 2024. In addition, each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We receive a 15% royalty on worldwide net sales of VUMERITY manufactured and packaged by us, subject to increases in such royalty rate for VUMERITY manufactured and/or packaged by Biogen or its designees, in the period that the end-market sales of VUMERITY occur. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. Manufacturing revenue from VUMERITY decreased by $0.5 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily due to a reduction in the sales price, partially offset by increases in the number of packaged and bulk batches made available to Biogen. The reduction in the sales price related to our manufacturing revenue was primarily due to the removal of depreciation expense from the manufacturing cost base as the assets used to manufacture VUMERITY were classified as held for sale in the three months ended March 31, 2024. Royalty revenue related to VUMERITY increased by $2.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in royalty revenue was due to an increase in end-market net sales of VUMERITY from $108.2 million during the three months ended March 31, 2023 to $127.5 million during the three months ended March 31, 2024.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended
	March 31,
(In millions)	2024	2023 (1)	Change
Cost of goods manufactured and sold	$58.6	$58.2	$0.4

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The increase in cost of goods manufactured and sold during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase of $3.9 million in the cost of goods sold for VIVITROL, partially offset by decreases in the cost of goods manufactured for certain legacy products that we manufacture due to a decrease in sales of such products. The increase in the cost of goods sold for VIVITROL was primarily due to an increase in costs related to out-of-specification batches and investigation costs.

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

The following table sets forth our external R&D expenses for the three months ended March 31, 2024 and 2023 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended
	March 31,
(In millions)	2024	2023 (1)	Change
External R&D expenses:
Development programs:
ALKS 2680	$10.5	$1.7	$8.8
LYBALVI	5.0	3.3	1.7
Other external R&D expenses	8.8	14.4	(5.6)
Total external R&D expenses	24.3	19.4	4.9
Internal R&D expenses:
Employee-related	34.5	33.2	1.3
Occupancy	3.0	2.9	0.1
Depreciation	1.4	2.3	(0.9)
Other	4.4	6.0	(1.6)
Total internal R&D expenses	43.3	44.4	(1.1)
Research and development expenses	$67.6	$63.8	$3.8

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

The increase in expenses related to ALKS 2680 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in spend related to the advancement of the development program for the product, including completion of our phase 1b proof-of-concept study and activities to prepare for the initiation of our phase 2 clinical studies for the product, the first of which was announced in April 2024 in patients with narcolepsy type 1, and the second of which we expect to initiate in patients with narcolepsy type 2 in the second half of 2024.The increase in expenses related to LYBALVI during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to increased spend on the pediatric studies related to the product, partially offset by decreased spend following the completion of the long-term safety and tolerability studies for the product. The decrease in other external R&D expenses during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to disciplined prioritization of R&D spend and activities associated with our research programs.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
(In millions)	2024	2023 (1)	Change
Selling and marketing expense	$125.6	$118.5	$7.1
General and administrative expense	54.1	49.3	4.8
Selling, general and administrative expense	$179.7	$167.8	$11.9

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The increase in selling and marketing expense during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $4.7 million increase in marketing spend related to the direct-to-consumer campaign for LYBALVI. Employee-related expenses also increased by $2.0 million, primarily due to an increase in share-based compensation expense related to the vesting of certain performance-based restricted stock unit awards, as previously discussed in Note 13, Share-based Compensation within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

The increase in general and administrative expense during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in employee-related expenses of $4.8 million, primarily due to an increase in share-based compensation expense related to the vesting of certain performance-based restricted stock unit awards, as previously discussed in Note 13, Share-based Compensation within the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, partially offset by a decrease in professional services fees of $1.9 million, primarily due to decreased legal expenses.

Other Income (Expense), Net

	Three Months Ended
	March 31,
(In millions)	2024	2023	Change
Interest income	$9.4	$5.0	$4.4
Interest expense	(6.0)	(5.3)	(0.7)
Other income (expense), net	0.2	(0.1)	0.3
Total other income (expense), net	$3.6	$(0.4)	$4.0

Interest income consists primarily of interest earned on our cash and available-for-sale investments. Interest expense consists of interest incurred on our 2026 Term Loans. The increases in interest income and interest expense in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were primarily related to increases in interest rates, due to the rising interest rate environment.

Income Tax Provision

	March 31,
(In millions)	2024	2023 (1)	Change
Income tax provision	8.0	0.7	$7.3

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The income tax provision in the three months ended March 31, 2024 was primarily attributable to taxes on income earned in Ireland. The income tax provision in the three months ended March 31, 2023 was primarily due to U.S. federal and state taxes on income earned in the U.S. and the tax impact of employee equity activity.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2024			December 31, 2023
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$128.3	$292.5	$420.8	$317.8	$139.7	$457.5
Investments—short-term	209.8	114.5	324.3	187.6	128.4	316.0
Investments—long-term	28.0	34.8	62.8	18.0	21.9	39.9
Total cash and investments	$366.1	$441.8	$807.9	$523.4	$290.0	$813.4
Outstanding borrowings—short and long-term	$290.1	$—	$290.1	$290.7	$—	$290.7

At March 31, 2024 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$324.6	$0.5	$(0.8)	$—	$324.3
Investments—long-term available-for-sale	61.6	—	(0.6)	—	61.0
Investments—long-term held-to-maturity	1.8	—	—	—	1.8
Total	$388.0	$0.5	$(1.4)	$—	$387.1

Sources and Uses of Cash

We generated $21.1 million of cash from operating activities and used $21.3 million of cash in operating activities during the three months ended March 31, 2024 and 2023, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long-term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

Our investment objectives are, first, to preserve capital and provide sufficient liquidity to satisfy operating requirements and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity, sector and investment type. Our available-for-sale investments consist primarily of short and long-term U.S. government and agency debt securities and corporate debt securities.

We classify available-for-sale investments in an unrealized loss position that do not mature within twelve months as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more-likely-than-not that we would not be required to sell these securities before recovery of their amortized cost.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next twelve months.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Cash and cash equivalents, beginning of period	$457.5	$292.5
Cash flows provided by (used in) operating activities	21.1	(21.3)
Cash flows (used in) provided by investing activities	(39.9)	72.8
Cash flows used in financing activities	(17.9)	(22.6)
Cash and cash equivalents, end of period	$420.8	$321.4

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

Cash flows provided by operating activities for the three months ended March 31, 2024 were $21.1 million and primarily consisted of a net income of $38.9 million adjusted for non-cash items, including share-based compensation of $32.8 million, depreciation and amortization of $8.1 million and deferred income taxes of $7.5 million, partially offset by changes in working capital of $66.3 million.

Cash flows used in operating activities for the three months ended March 31, 2023 were $21.3 million and primarily consisted of a net loss of $41.8 million adjusted for non-cash items, including share-based compensation of $22.6 million, depreciation and amortization of $18.7 million and changes in working capital of $14.9 million, partially offset by deferred income taxes of $36.1 million.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2024 were primarily due to $32.0 million in net purchase of investments and the purchase of $8.3 million of property, plant and equipment. Cash flows provided by investing activities for the three months ended March 31, 2023 were primarily due to a $79.7 million increase in net sales of investments, offset by the purchase of $6.9 million of property, plant and equipment.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2024 and 2023 primarily related to $28.3 million and $24.7 million of employee taxes paid related to the net share settlement of equity awards, respectively, partially offset by $11.2 million and $2.9 million of cash that we received upon exercises of employee stock options, respectively.

Debt

At March 31, 2024, the principal balance of our borrowings consisted of $291.0 million outstanding under our 2026 Term Loans. See Note 12, Long-Term Debt, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2023, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

We are exposed to non-U.S. currency exchange risk related to manufacturing and royalty revenues that we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2023.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based upon that evaluation, our principal executive officer and interim principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2024, our board of directors authorized a share repurchase program to repurchase ordinary shares of the Company in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time (the “2024 Repurchase Program”). The timing and amount of any share repurchases under the 2024 Repurchase Program will be based on a variety of factors, including but not limited to ongoing assessments of our needs, alternative investment opportunities, the market price of our ordinary shares and general market conditions. The 2024 Repurchase Program has no set expiration date and may be suspended or discontinued at any time. The 2024 Repurchase Program terminates, and supersedes in its entirety, our prior share repurchase program authorized by our board of directors in September 2011. We did not purchase any shares under this program during the three months ended March 31, 2024.

During the three months ended March 31, 2024, we acquired 960,486 of our ordinary shares, at an average price of $29.52 per share, to satisfy withholding tax obligations related to the vesting of employee equity awards.

Item 5. Other Information

During the three months ended March 31, 2024, no officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each such term as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1 #	Memorandum and Articles of Association of Alkermes plc (as amended and restated on May 13, 2022).
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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
Date: May 1, 2024