Form 10-Q
period 2024-06-30
Alkermes plc.
filed 2024-07-24
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 19, 2024 was 164,668,329 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
•
our expectations regarding acquisitions, collaborations, licensing arrangements and other significant agreements with third parties, including those related to our products, development programs and other business development opportunities;
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

Note Regarding Company and Product References

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder, and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$535,150	$457,469
Receivables, net	366,415	332,477
Investments—short-term	340,967	316,022
Inventory	194,731	186,406
Prepaid expenses and other current assets	101,435	98,166
Contract assets	3,492	706
Assets held for sale	—	94,260
Total current assets	1,542,190	1,485,506
PROPERTY, PLANT AND EQUIPMENT, NET	222,738	226,943
INVESTMENTS—LONG-TERM	86,402	39,887
RIGHT-OF-USE ASSETS	87,889	91,460
INTANGIBLE ASSETS, NET AND GOODWILL	83,945	85,018
DEFERRED TAX ASSETS	167,382	195,888
OTHER ASSETS	16,296	11,521
TOTAL ASSETS	$2,206,842	$2,136,223
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$239,774	$240,561
Accrued sales discounts, allowances and reserves	263,457	263,641
Operating lease liabilities—short-term	6,007	5,746
Contract liabilities—short-term	3,311	2,730
Current portion of long-term debt	3,000	3,000
Liabilities related to discontinued operations	—	4,542
Total current liabilities	515,549	520,220
LONG-TERM DEBT	286,459	287,730
OPERATING LEASE LIABILITIES—LONG-TERM	72,535	75,709
OTHER LONG-TERM LIABILITIES	48,294	49,878
Total liabilities	922,837	933,537
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 175,959,272 and 172,569,051 shares issued; and 165,886,689 and 166,979,833 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,760	1,726
Treasury shares, at cost (10,072,583 and 5,589,218 shares at June 30, 2024 and December 31, 2023, respectively)	(303,025)	(189,336)
Additional paid-in capital	2,804,202	2,736,934
Accumulated other comprehensive loss	(3,590)	(3,110)
Accumulated deficit	(1,215,342)	(1,343,528)
Total shareholders’ equity	1,284,005	1,202,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,206,842	$2,136,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$269,273	$231,477	$502,809	$446,204
Manufacturing and royalty revenues	129,858	385,913	246,691	458,775
Research and development revenue	—	7	3	13
Total revenues	399,131	617,397	749,503	904,992
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	61,472	63,249	120,116	121,413
Research and development	59,649	68,225	127,260	131,995
Selling, general and administrative	168,113	195,756	347,862	363,589
Amortization of acquired intangible assets	14	8,898	1,073	17,698
Total expenses	289,248	336,128	596,311	634,695
OPERATING INCOME FROM CONTINUING OPERATIONS	109,883	281,269	153,192	270,297
OTHER INCOME, NET:
Interest income	10,735	6,769	20,134	11,735
Interest expense	(5,952)	(5,684)	(11,930)	(10,972)
Other income (expense), net	2,053	(525)	2,235	(564)
Total other income, net	6,836	560	10,439	199
INCOME BEFORE INCOME TAXES	116,719	281,829	163,631	270,496
INCOME TAX PROVISION	22,061	2,728	30,025	3,445
NET INCOME FROM CONTINUING OPERATIONS	94,658	279,101	133,606	267,051
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(3,300)	(42,036)	(5,420)	(71,831)
NET INCOME	$91,358	$237,065	$128,186	$195,220

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings per ordinary share from continuing operations - basic	$0.56	$1.68	$0.79	$1.61
Loss per ordinary share from discontinued operations - basic	$(0.02)	$(0.25)	$(0.03)	$(0.43)
Earnings per ordinary share - basic	$0.54	$1.43	$0.76	$1.18

Earnings per ordinary share from continuing operations - diluted	$0.55	$1.63	$0.78	$1.56
Loss per ordinary share from discontinued operations - diluted	$(0.02)	$(0.25)	$(0.03)	$(0.42)
Earnings per ordinary share - diluted	$0.53	$1.38	$0.75	$1.14
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	168,321	166,279	168,152	165,686
Diluted	170,977	171,553	171,960	170,747
COMPREHENSIVE INCOME:
Net income	$91,358	$237,065	$128,186	$195,220
Holding gain (loss), net of a tax (benefit) provision of $(8), $99, $(83) and $587, respectively	11	692	(480)	3,452
COMPREHENSIVE INCOME	$91,369	$237,757	$127,706	$198,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,186	$195,220
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,714	37,725
Share-based compensation expense	53,356	51,147
Deferred income taxes	21,724	(38,137)
Gain on sale of the Athlone Facility	(1,462)	—
Other non-cash charges	2,136	691
Changes in assets and liabilities:
Receivables	(33,939)	(46,511)
Contract assets	(2,786)	8,929
Inventory	(9,538)	(6,879)
Prepaid expenses and other assets	(1,206)	(774)
Right-of-use assets	3,571	8,498
Accounts payable and accrued expenses	(1,930)	19,995
Accrued sales discounts, allowances and reserves	(185)	(29,347)
Contract liabilities	(1,463)	(5,032)
Operating lease liabilities	(5,049)	(8,471)
Other long-term liabilities	1,009	7,354
Cash flows provided by operating activities	167,138	194,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(15,453)	(16,565)
Proceeds from the sale of equipment	434	3
Proceeds from the sale of the Athlone Facility	97,933	—
Purchases of investments	(209,962)	(30,284)
Sales and maturities of investments	138,947	240,544
Cash flows provided by investing activities	11,899	193,698
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	13,833	12,000
Employee taxes paid related to net share settlement of equity awards	(29,000)	(25,284)
Payment for the repurchase of ordinary shares	(84,689)	—
Principal payments of long-term debt	(1,500)	(1,500)
Cash flows used in financing activities	(101,356)	(14,784)
NET INCREASE IN CASH AND CASH EQUIVALENTS	77,681	373,322
CASH AND CASH EQUIVALENTS—Beginning of period	457,469	292,473
CASH AND CASH EQUIVALENTS—End of period	$535,150	$665,795
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$1,649	$4,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	3,165,169	31	11,195	—	—	—	—	11,226
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(960,486)	(28,349)	(28,349)
Share-based compensation	—	—	32,863	—	—	—	—	32,863
Unrealized loss on marketable securities, net of tax benefit of $75	—	—	—	(491)	—	—	—	(491)
Net income	—	—	—	—	36,828	—	—	36,828
BALANCE — March 31, 2024	175,734,220	$1,757	$2,780,992	$(3,601)	$(1,306,700)	(6,549,704)	$(217,685)	$1,254,763
Issuance of ordinary shares under employee stock plans	225,052	3	2,604	—	—	—	—	2,607
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(26,692)	(651)	(651)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(3,496,187)	(84,689)	(84,689)
Share-based compensation	—	—	20,606	—	—	—	—	20,606
Unrealized gain on marketable securities, net of tax benefit of $8	—	—	—	11	—	—	—	11
Net income	—	—	—	—	91,358	—	—	91,358
BALANCE — June 30, 2024	175,959,272	$1,760	$2,804,202	$(3,590)	$(1,215,342)	(10,072,583)	$(303,025)	$1,284,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	2,567,603	25	2,849	—	—	—	—	2,874
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(885,652)	(24,744)	(24,744)
Share-based compensation	—	—	22,778	—	—	—	—	22,778
Unrealized gain on marketable securities, net of tax provision of $488	—	—	—	2,760	—	—	—	2,760
Net loss	—	—	—	—	(41,845)	—	—	(41,845)
BALANCE — March 31, 2023	171,518,796	$1,715	$2,938,726	$(8,129)	$(1,741,130)	(5,459,836)	$(185,606)	$1,005,576
Issuance of ordinary shares under employee stock plans	457,105	5	9,121	—	—	—	—	9,126
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(17,777)	(540)	(540)
Share-based compensation	—	—	28,518	—	—	—	—	28,518
Unrealized gain on marketable securities, net of tax provision of $99	—	—	—	692	—	—	—	692
Net income	—	—	—	—	237,065	—	—	237,065
BALANCE — June 30, 2023	171,975,901	$1,720	$2,976,365	$(7,437)	$(1,504,065)	(5,477,613)	$(186,146)	$1,280,437

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

On May 1, 2024, the Company completed the previously announced sale of its development and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) to Novo Nordisk (“Novo”). The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities currently performed at the Athlone Facility for a period of time after the closing of the transaction; these activities may continue through the end of 2025. In connection with the sale of the Athlone Facility, the Company received approximately $97.9 million from Novo, which included a payment of approximately $91.0 million for the facility and certain related assets, and recorded a gain of approximately $1.5 million within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2024. At December 31, 2023, the Company classified the assets described under the asset purchase agreement for the sale as “Assets held for sale” in the accompanying condensed consolidated balance sheets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2024 and 2023 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2023. The year-end condensed consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, which are contained in the Annual Report. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for any full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies in the “Notes to Consolidated Financial Statements” accompanying the Annual Report. Intercompany accounts and transactions have been eliminated. Columns and rows within tables may not sum due to rounding.

Reclassification

The Company has presented operations from its former oncology business as discontinued operations in its accompanying condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2023. See Note 3, Discontinued Operations in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

Discontinued Operations

The Company determined that the separation of its oncology business in November 2023 met the criteria for classification of the oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations (“Topic 205”). Accordingly, the financial statements have been updated to present the results of the oncology business as discontinued operations for the three and six months ended June 30, 2023 in the accompanying condensed consolidated statement of operations and comprehensive income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Assets Held for Sale

In connection with the sale of the Athlone Facility, the Company reviewed FASB ASC 805, Business Combinations (“Topic 805”) and, based on the definitions therein, determined that the Athlone Facility constituted a business. Accordingly, the assets associated with the sale of the Athlone Facility were classified as “Assets held for sale” in the accompanying condensed consolidated balance sheets as of December 31, 2023.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company on or prior to the specified effective date. Unless otherwise described in this Form 10-Q, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the Company’s chief operating decision maker. The amendments in this guidance also expand the interim segment disclosure requirements. All disclosure requirements under this guidance are required for public entities with a single reportable segment. This ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this guidance are required to be applied on a retrospective basis. The Company elected to early adopt this guidance and determined this ASU did not have an impact on its consolidated financial statements and related disclosures.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

3. DISCONTINUED OPERATIONS

Mural Oncology Separation

On November 15, 2023 (the “Separation Date”), the Company completed the separation of its oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding ordinary shares of Mural to the Company’s shareholders (the “Distribution”), in which each of the Company’s shareholders received one ordinary share, nominal value $0.01 per share, of Mural for every ten ordinary shares, par value $0.01 per share, of the Company (the “Distribution Ratio”) held by such shareholder as of the close of business on November 6, 2023, the record date for the Distribution. The historical results of the oncology business have been reflected as discontinued operations in the Company’s accompanying condensed consolidated financial statements for the three and six months ended June 30, 2023 and as of December 31, 2023.

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

Each of Mural and the Company agreed to releases with respect to pre-Distribution claims, and cross-indemnities with respect to post-Distribution claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to Mural under the Separation Agreement, and financial responsibility for the obligations and liabilities allocated to the Company under the Separation Agreement. The Company and Mural are also each subject to certain confidentiality restrictions and information sharing obligations.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company determined that the Separation and the Distribution qualified as tax-free for U.S. federal income tax purposes, which required significant judgment by management. In making such determination, the Company applied U.S. federal tax law to relevant facts and circumstances and obtained: (i) a favorable private letter ruling from the Internal Revenue Service; (ii) a tax opinion; and (iii) other external tax advice related to the concluded tax treatment. If the Separation and Distribution were to ultimately fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company and/or its shareholders could be subject to significant liabilities, which could have material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods. Furthermore, other than taxes recorded on the transfer of IP, the Company determined that the Separation and related Distribution qualified as tax-free for Irish tax purposes, which required significant judgment by management. In making such determination, the Company applied Irish tax law to relevant facts and circumstances and obtained: (i) a tax opinion; and (ii) other external tax advice related to the concluded tax treatment. If the Separation and Distribution were to ultimately fail to qualify for tax-free treatment for Irish tax purposes, the Company and/or its shareholders could be subject to significant liabilities, which could have material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

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

Discontinued Operations

The Company determined that the Separation met the criteria for classification of the oncology business as discontinued operations in accordance with Topic 205. The following summarizes the loss from discontinued operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$11	$—	$22
Research and development	3,913	32,563	6,429	62,430
Selling, general and administrative	—	9,502	—	16,146
Total operating expenses from discontinued operations	3,913	42,076	6,429	78,598
Operating loss from discontinued operations	(3,913)	(42,076)	(6,429)	(78,598)
Income tax benefit from discontinued operations	(613)	(40)	(1,009)	(6,767)
Net loss and comprehensive loss from discontinued operations	$(3,300)	$(42,036)	$(5,420)	$(71,831)

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

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2023:

Six Months Ended
(In thousands)	June 30, 2023
OPERATING ACTIVITIES:
Depreciation	$240
Share-based compensation expense	2,937
Right-of-use assets	4,364
Operating lease liabilities	(2,927)

INVESTING ACTIVITIES:
Additions of property, plant and equipment	$(173)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

During the three and six months ended June 30, 2024 and 2023, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
VIVITROL	$111,873	$102,071	$209,532	$198,730
ARISTADA and ARISTADA INITIO	86,049	82,409	164,919	162,486
LYBALVI	71,351	46,997	128,358	84,988
Total product sales, net	$269,273	$231,477	$502,809	$446,204

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2024 and 2023, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$78,739	$78,739	$—	$141,412	$141,412
VUMERITY	9,863	25,371	35,234	21,987	44,501	66,488
Other	10,417	5,468	15,885	28,323	10,468	38,791
	$20,280	$109,578	$129,858	$50,310	$196,381	$246,691

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$321,239	$321,239	$—	$334,801	$334,801
VUMERITY	10,369	21,926	32,295	23,018	38,151	61,169
Other	21,529	10,850	32,379	47,320	15,485	62,805
	$31,898	$354,015	$385,913	$70,338	$388,437	$458,775

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In November 2021, the Company received notice of partial termination of an exclusive license agreement with Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson (“Janssen Pharmaceutica”). Under this license agreement, the Company provided Janssen Pharmaceutica with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NanoCrystal technology, which was used to develop the long-acting INVEGA products. When the partial termination became effective in February 2022, Janssen Pharmaceutica ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. Accordingly, the Company ceased recognizing royalty revenue related to sales of these products in February 2022. In April 2022, the Company commenced binding arbitration proceedings related to, among other things, Janssen Pharmaceutica’s partial termination of this license agreement and Janssen Pharmaceutica’s royalty and other obligations under the agreement. In May 2023, the arbitral tribunal (the “Tribunal”) in the arbitration proceedings issued a final award (the “Final Award”) which concluded the arbitration proceedings. The Final Award provided, among other things, that the Company was due back royalties and late-payment interest related to 2022 U.S. net sales of the long-acting INVEGA products and is entitled to 2023 and future royalty revenues from Janssen Pharmaceutica related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

Following issuance of the Final Award and receipt in June 2023 of back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest, the Company recognized such back royalties and resumed recognizing royalty revenue related to ongoing U.S. sales of the long-acting INVEGA products.

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

Total contract assets at June 30, 2024 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2023	$706
Additions	4,721
Transferred to receivables, net	(1,935)
Contract assets at June 30, 2024	$3,492

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At June 30, 2024 and December 31, 2023, $3.3 million and $2.7 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and none and $2.1 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at June 30, 2024 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2023	$4,775
Additions	34
Amounts recognized into revenue	(1,498)
Contract liabilities at June 30, 2024	$3,311

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2024	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$214,637	$97	$(69)	$(340)	$214,325
Corporate debt securities	126,865	132	(52)	(303)	126,642
Total short-term investments	341,502	229	(121)	(643)	340,967
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	42,808	—	(107)	(99)	42,602
Corporate debt securities	43,853	—	(136)	(62)	43,655
	86,661	—	(243)	(161)	86,257
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	86,806	—	(243)	(161)	86,402
Total investments	$428,308	$229	$(364)	$(804)	$427,369

December 31, 2023
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$199,708	$758	$(36)	$(611)	$199,819
Corporate debt securities	112,055	703	(15)	(536)	112,207
Non-U.S. government debt securities	4,004	—	—	(8)	3,996
Total short-term investments	315,767	1,461	(51)	(1,155)	316,022
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	19,392	—	(27)	(315)	19,050
Corporate debt securities	19,306	—	—	(289)	19,017
	38,698	—	(27)	(604)	38,067
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	40,518	—	(27)	(604)	39,887
Total investments	$356,285	$1,461	$(78)	$(1,759)	$355,909

At June 30, 2024, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At June 30, 2024, 175 of the Company’s 272 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $286.1 million. The Company’s corporate debt securities investments have a minimum rating of A2 (Moody’s)/A (Standard and Poor’s). The primary reason for the unrealized losses in the Company’s investment portfolio is that its investments are fixed-rate securities acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Proceeds from the sales and maturities of investments	$138,947	$240,544
Realized gains	$—	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at June 30, 2024 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$244,162	$243,407	$145	$145
After 1 year through 5 years	184,001	183,817	—	—
Total	$428,163	$427,224	$145	$145

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	June 30,
(In thousands)	2024	Level 1	Level 2	Level 3
Assets:
U.S. government and agency debt securities	$256,927	$224,306	$32,621	$—
Corporate debt securities	170,297	—	170,297	—
Total	$427,224	$224,306	$202,918	$—

	December 31,
	2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,316	$34,316	$—	$—
U.S. government and agency debt securities	218,869	181,041	37,828	—
Corporate debt securities	131,224	—	131,224	—
Non-U.S. government debt securities	3,996	—	3,996	—
Total	$388,405	$215,357	$173,048	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the six months ended June 30, 2024. At June 30, 2024, the Company had no investments with fair values that were determined using Level 3 inputs.

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, sales discounts, allowances and reserves, approximate fair value due to their short-term nature.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $290.3 million and $291.0 million at June 30, 2024 and December 31, 2023, respectively.

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Raw materials	$76,117	$71,416
Work in process	69,093	68,843
Finished goods(1)	49,521	46,147
Total inventory	$194,731	$186,406

(1)
At June 30, 2024 and December 31, 2023, the Company had $37.8 million and $33.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023 (1)
Land	$957	$957
Building and improvements	131,819	132,735
Furniture, fixtures and equipment	242,823	237,728
Leasehold improvements	39,971	39,893
Construction in progress	49,354	45,791
Subtotal	464,924	457,104
Less: accumulated depreciation	(242,186)	(230,161)
Total property, plant and equipment, net	$222,738	$226,943

(1)
In connection with the sale of the Athlone Facility, $92.2 million of the Company’s property, plant and equipment was classified as “Assets held for sale” in the accompanying condensed consolidated balance sheet at December 31, 2023 and was not included in these amounts.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

		June 30, 2024
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$83,027	$—	$83,027
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(465,590)	$—
Capitalized IP	11-13	118,160	(117,242)	918
Total		$583,750	$(582,832)	$918

In connection with the sale of the Athlone Facility, the Company reviewed Topic 805 and determined that the Athlone Facility constituted a business and, accordingly, $2.0 million of the Company’s goodwill was allocated to the Athlone Facility and was classified as “Assets held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2023.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LEASES

Future lease payments under non-cancelable leases at June 30, 2024 consisted of the following:

June 30,
(In thousands)	2024
2024	$5,070
2025	10,217
2026	10,288
2027	9,507
2028	9,574
Thereafter	59,695
Total operating lease payments	$104,351
Less: imputed interest	(25,809)
Total operating lease liabilities	$78,542

At June 30, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 4.2% and 7.9 years, respectively. Cash paid for lease liabilities was $2.5 million and $5.0 million during the three and six months ended June 30, 2024, respectively, as compared to $2.5 million and $5.3 million during the three and six months ended June 30, 2023, respectively. The Company recorded operating lease expense from continuing operations of $1.8 million and $3.6 million during the three and six months ended June 30, 2024, respectively, as compared to $2.8 million and $5.6 million during the three and six months ended June 30, 2023, respectively.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Accounts payable	$104,747	$65,649
Accrued compensation	49,390	83,107
Accrued other	85,637	91,805
Total accounts payable and accrued expenses	$239,774	$240,561

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Medicaid rebates	$212,995	$213,845
Product discounts	16,207	15,121
Medicare Part D	18,246	20,569
Other	16,009	14,106
Total accrued sales discounts, allowances and reserves	$263,457	$263,641

Included in accounts payable was approximately $50.3 million and $34.5 million of amounts payable related to state U.S. Medicaid rebates as of June 30, 2024 and December 31, 2023, respectively.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
2026 Term Loans, due March 12, 2026	$289,459	$290,730
Less: current portion	(3,000)	(3,000)
Long-term debt	$286,459	$287,730

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The 2026 Term Loans mature on March 12, 2026. The 2026 Term Loans bear interest at the Secured Overnight Financing Rate plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.50% with a floor of 0.5%.

The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at June 30, 2024.

13. SHAREHOLDERS’ EQUITY

In February 2024, the Company announced approval by its board of directors of a new share repurchase program authorizing the Company to repurchase its ordinary shares in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time (the “Repurchase Program”). The specific timing and amounts of repurchases under the Repurchase Program will depend on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of its ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time.

During the six months ended June 30, 2024, the Company repurchased approximately 3.5 million of its ordinary shares under the Repurchase Program at an average purchase price of $24.22 per share, resulting in a total cost of $84.7 million. All ordinary shares repurchased were returned to treasury. As of June 30, 2024, the remaining amount authorized under the Repurchase Program was $315.3 million.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense from continuing and discontinued operations included in the accompanying condensed consolidated statements of operations and comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Cost of goods manufactured and sold	$(279)	$2,921	$2,627	$5,603
Research and development	6,021	6,687	16,299	12,451
Selling, general and administrative	14,859	17,579	34,430	30,156
Share-based compensation expense from continuing operations	20,601	27,187	53,356	48,210
Cost of goods manufactured and sold	—	—	—	—
Research and development	—	819	—	1,962
Selling, general and administrative	—	498	—	975
Share-based compensation expense from discontinued operations	—	1,317	—	2,937
Total share-based compensation expense	$20,601	$28,504	$53,356	$51,147

At June 30, 2024 and December 31, 2023, $3.3 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of performance-based restricted stock unit awards to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and R&D performance criteria to be assessed over a performance period of three years, and subject, following the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period. On February 8, 2024, the compensation committee of the Company’s board of directors determined that the Company partially achieved the financial performance criteria. This was considered a modification in accordance with FASB ASC 718, Compensation—Stock Compensation (“Topic 718”) and resulted in a modification charge of approximately $6.8 million. On February 8, 2024, the compensation committee of the Company’s board of directors also determined that the Company achieved the pipeline performance criteria for these awards, resulting in a $2.6 million incremental share-based compensation expense, as it was deemed such pipeline performance criteria had been met. The share-based compensation expense related to these achievements was recognized in the first quarter of 2024.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

15. EARNINGS (LOSS) PER ORDINARY SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023 (1)	2024	2023 (1)
Numerator:
Net income from continuing operations	$94,658	$279,101	$133,606	$267,051
Net loss from discontinued operations	(3,300)	(42,036)	(5,420)	(71,831)
Net income	$91,358	$237,065	$128,186	$195,220
Denominator:
Weighted average number of ordinary shares outstanding	168,321	166,279	168,152	165,686
Effect of dilutive securities:
Stock options	839	1,896	1,284	1,634
Restricted stock unit awards	1,817	3,378	2,524	3,427
Dilutive ordinary share equivalents	2,656	5,274	3,808	5,061
Shares used in calculating diluted earnings (loss) per ordinary share	170,977	171,553	171,960	170,747

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The following potential ordinary share equivalents were not included in the net earnings (loss) per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Stock options	14,049	12,138	12,339	12,288
Restricted stock unit awards	2,765	1,180	2,507	3,024
Total	16,814	13,318	14,846	15,312

16. INCOME TAXES

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

The Company recorded income tax provisions of $22.1 million and $30.0 million during the three and six months ended June 30, 2024, respectively, and of $2.7 million and $3.4 million during the three and six months ended June 30, 2023, respectively. The income tax provisions during the three and six months ended June 30, 2024 were primarily attributable to taxes on income earned in Ireland. The income tax provisions during the three and six months ended June 30, 2023 were primarily due to U.S. federal and state taxes on income earned in the U.S. As of June 30, 2023, the Company maintained a valuation allowance against its Irish deferred tax assets and did not record an income tax provision in connection with the utilization of its net operating losses to offset the income earned in Ireland during the three and six months ended June 30, 2023.

The Company’s effective tax rate during the six months ended June 30, 2024 was 18.3%, which exceeds the Irish

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate. The income tax provision recorded as of June 30, 2024 took into account the estimated impact of the global minimum tax rate component, known as Pillar Two, of the Organization for Economic Co-operation and Development’s two-pillar plan on global tax reform, which became effective in Ireland as of January 1, 2024 for multinational companies with consolidated annual revenue of at least €750.0 million. The Company does not expect Pillar Two to have a material impact for the current year.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2024, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA SUSTENNA ANDA Litigation

Janssen Pharmaceutica and Janssen Pharmaceuticals, Inc. initiated patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the “NJ District Court”) in January 2018 against Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceuticals Industries, Ltd. (“Teva PI”) (such lawsuit, the “Teva Lawsuit”), in August 2019 against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities (the “Mylan Lawsuit”), in December 2019 against Pharmascience, Inc. (“Pharmascience”), Mallinckrodt plc, and SpecGX LLC (the “Pharmascience Lawsuit”), in February 2022 against Accord Healthcare, Inc., Accord Healthcare, Ltd. and Intas Pharmaceuticals, Ltd (“Accord” and such lawsuit, the “Accord Lawsuit”), and in June 2024 against Qilu Pharmaceutical Co., Ltd. and Qilu Pharma, Inc. (together, “Qilu”), and in the U.S. District Court for the District of Delaware (the “DE District Court”) in December 2021 against Tolmar Holding, Inc., Tolmar Pharmaceuticals, Inc., Tolmar Therapeutics, Inc., and Tolmar, Inc. (“Tolmar” and such lawsuit, the “Tolmar Lawsuit”), following the respective filings by each of Teva, Mylan Labs, Pharmascience, Accord, Qilu and Tolmar of an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906. In October 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Teva Lawsuit. In December 2021, the NJ District Court entered a judgment in favor of the Janssen entities in the Mylan Lawsuit, based on the parties’ prior stipulation to be bound by the judgment in the Teva Lawsuit. The Teva entities and Mylan Labs each filed notices of appeal of their respective judgments with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit Court”), which were consolidated in January 2022 (the “Teva Appeal”). The Pharmascience Lawsuit and the Accord Lawsuit were administratively terminated in July 2022, pending the outcome of the Teva Appeal. In March 2024, the DE District Court issued a decision in the Tolmar Lawsuit, following which both parties filed notices of appeal with the Federal Circuit Court. On April 1, 2024, the Federal Circuit Court issued a decision in the Teva Appeal, affirming in part and vacating and remanding in part the NJ District Court’s judgment, and on June 14, 2024, opening briefs were filed with the NJ District Court for the remanded matters. The Company is not a party to any of these proceedings.

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

Product Liability and Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities, including a product liability case alleging that the FDA-approved VIVITROL labeling was inadequate and that VIVITROL caused the individual to suffer from opioid overdose and death. The Company intends to vigorously defend itself in these matters.

In addition, in January 2023, Acorda filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court, and the Company filed a motion to transfer the appeal to the U.S. Court of Appeals for the Second Circuit. In January 2024, the Federal Circuit Court denied without prejudice the Company’s motion to transfer the appeal and instructed the parties to brief the jurisdictional question as part of the merits appeal. Briefing in the Federal Circuit Court is complete, and the matter is pending decision.

While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing proceedings would have a material adverse effect on the Company’s business or financial condition.

Guarantees

In connection with the Separation, the Company entered into an assignment and assumption of lease agreement (the “Assignment”) pursuant to which Alkermes US assigned to Mural US an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”), which is described in more detail in Note 10, Leases in the “Notes to Consolidated Financial Statements” in the Annual Report. Although all of the rights, title and interest in, to and under the 852 Winter Street Lease were transferred to Mural US as of November 15, 2023 pursuant to the Assignment, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations in respect of the lease under that certain Guaranty dated as of May 16, 2014. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At June 30, 2024, the fair value of the guarantee was not material to the Company.

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

Executive Summary

Net income from continuing operations was $94.7 million and $133.6 million or $0.56 and 0.79 per ordinary share—basic and $0.55 and $0.78 per ordinary share—diluted, for the three months and six months ended June 30, 2024, respectively, compared to net income from continuing operations of $279.1 million and $267.1 million or $1.68 and $1.61 per ordinary share—basic and $1.63 and $1.56 per ordinary share—diluted, for the three and six months ended June 30, 2023, respectively.

The decreases in net income from continuing operations during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to decreases of $256.1 million and $212.1 million, respectively, in manufacturing and royalty revenues, partially offset by increases of $37.8 million and $56.6 million, respectively, in product sales, net and decreases of $46.9 million and $38.4 million, respectively, in operating expenses.

The decreases in manufacturing and royalty revenues during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to the receipt in June 2023 of back royalties and interest in respect of 2022 U.S. sales of the long-acting INVEGA products, following the successful outcome of the arbitration proceedings related to such products. The decreases in operating expenses during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to decreases of $27.6 million and $15.7 million, respectively, in selling, general and administrative expenses, $8.6 million and $4.7 million, respectively, in research and development expenses and $8.9 million and $16.6 million, respectively, in amortization of acquired intangible assets.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Business Update

On May 1, 2024, we completed the sale of the Athlone Facility to Novo. We also entered into subcontracting arrangements with Novo to continue certain development and manufacturing activities currently performed at the Athlone Facility for a period of time after the closing of the transaction; these activities may continue through the end of 2025.

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA SUSTENNA and INVEGA TRINZA, see Note 17, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

Licensed Product

VUMERITY

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that is approved in the U.S., the EU and several other countries for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in our Annual Report. For a discussion of legal proceedings related to certain of the patents covering VUMERITY, see Note 17, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

ALKS 2680

ALKS 2680 is a novel, investigational, oral, selective orexin 2 receptor (“OX2R”) agonist in development as a once-daily treatment for narcolepsy. Orexin neuropeptides are important regulators of the sleep/wake cycle through OX2R activation, and loss of orexinergic neurons in the brain is associated with excessive daytime sleepiness and cataplexy in narcolepsy. ALKS 2680 was designed to address the underlying pathology of narcolepsy with the goal of improving duration of wakefulness and providing cataplexy control. Once-daily oral administration of ALKS 2680 was evaluated in a phase 1 study in healthy volunteers and patients with narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia and is currently being evaluated in our Vibrance-1 phase 2 study in patients with narcolepsy type 1. We expect to initiate Vibrance-2, a phase 2 study in patients with narcolepsy type 2, in the third quarter of 2024.

Results of Operations

As a result of the Separation, the historical results of our oncology business have been reflected as discontinued operations in our condensed consolidated financial statements through the Separation Date. Prior period results of operations and balance sheet information have been recast to reflect this presentation.

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Product sales, gross	$533.0	100.0%	$469.8	100.0%	$1,000.3	100.0%	$903.7	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(122.6)	(23.0)%	(112.4)	(23.9)%	(227.6)	(22.8)%	(210.3)	(23.3)%
Chargebacks	(56.5)	(10.6)%	(46.9)	(10.0)%	(107.0)	(10.7)%	(92.5)	(10.2)%
Product discounts	(38.4)	(7.2)%	(34.8)	(7.4)%	(72.7)	(7.3)%	(69.1)	(7.6)%
Medicare Part D	(21.5)	(4.0)%	(18.2)	(3.9)%	(38.9)	(3.9)%	(37.1)	(4.1)%
Other	(24.7)	(4.6)%	(25.9)	(5.5)%	(51.3)	(5.1)%	(48.5)	(5.4)%
Total adjustments	(263.7)	(49.5)%	(238.3)	(50.7)%	(497.5)	(49.8)%	(457.5)	(50.6)%
Product sales, net	$269.3	50.5%	$231.5	49.3%	$502.8	50.2%	$446.2	49.4%

VIVITROL product sales, gross, increased by 9% and 6% during the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, due to increases of 6% and 2%, respectively, in the number of units sold and a 3.2% increase in the selling price that went into effect in January 2024. ARISTADA and ARISTADA INITIO product sales, gross, increased by 4% and 2% during the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The increase in ARISTADA and ARISTADA INITIO during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was due to an increase of 2% in the number of units sold and a 3.0% increase in the selling price that went into effect in January 2024. The increase in ARISTADA and ARISTADA INITIO during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to the January 2024 increase in the selling price. LYBALVI product sales, gross, increased by 57% and 56% during the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, due to increases of 52% and 51%, respectively, in the number of units sold and increases in the selling price of 3.8% and 3.0% that went into effect in January 2024 and July 2023, respectively.

The following table compares product sales, net earned during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023	Change	2024	2023	Change
VIVITROL	$111.9	$102.0	$9.9	$209.5	$198.7	$10.8
ARISTADA and ARISTADA INITIO	86.0	82.4	3.6	164.9	162.5	2.4
LYBALVI	71.4	47.1	24.3	128.4	85.0	43.4
Product sales, net	$269.3	$231.5	$37.8	$502.8	$446.2	$56.6

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023	Change	2024	2023	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$78.7	$321.2	$(242.5)	$141.4	$334.8	$(193.4)
VUMERITY	35.2	32.3	2.9	66.5	61.2	5.3
Other	16.0	32.4	(16.4)	38.8	62.8	(24.0)
Manufacturing and royalty revenues	$129.9	$385.9	$(256.0)	$246.7	$458.8	$(212.1)

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

In November 2021, we received notice from Janssen of partial termination of our license agreement under which we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our NanoCrystal technology, which was used to develop the long-acting INVEGA products. The partial termination became effective in February 2022, at which time Janssen ceased paying royalties related to sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. Accordingly, we ceased recognizing royalty revenue related to sales of these products in February 2022. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. In May 2023, the Tribunal issued the Final Award, which concluded the arbitration proceedings. The Final Award provided that we were due back royalties and late-payment interest related to 2022 U.S. net sales of the long-acting INVEGA products, and are entitled to 2023 and future royalty revenues from Janssen related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

The decreases in royalty revenues related to the long-acting INVEGA products during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to the receipt in June 2023 of back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. sales of the long-acting INVEGA products following the successful outcome of the arbitration proceedings described above. The decreases were partially offset by increases in royalty revenue related to worldwide net sales of the long-acting INVEGA products. During the three and six months ended June 30, 2024, Janssen’s worldwide net sales of the long-acting INVEGA products were $1,054.0 million and $2,110.0 million, respectively, as compared to $1,031.0 million and $2,075.0 million during the three and six months ended June 30, 2023, respectively.

We expect royalty revenues from net sales of the long-acting INVEGA products to decrease in the near-term, as the royalty revenues related to net sales of INVEGA SUSTENNA are expected to end on August 20, 2024, which we anticipate will have a significant impact on our INVEGA SUSTENNA royalty revenues during 2024. In addition, each of INVEGA SUSTENNA and INVEGA TRINZA are currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such products. Increased competition from new products or generic versions of these products may lead to reduced unit sales of such products and increased pricing pressure. For a discussion of these legal proceedings, see Note 17, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

We receive a 15% royalty on worldwide net sales of VUMERITY manufactured and packaged by us, subject to increases in such royalty rate for VUMERITY manufactured and/or packaged by Biogen or its designees, in the period that the end-market sales of VUMERITY occur. We also recognize manufacturing revenue related to VUMERITY at cost plus 15%, upon making available bulk batches of VUMERITY to Biogen and, to the extent we package such product, then also when packaged batches of VUMERITY are made available to Biogen. Manufacturing revenue from VUMERITY decreased by $0.5 million and $1.0 million during the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The decreases were primarily due to reductions in the sales price. The reduction in the sales price related to our manufacturing revenue was primarily due to the removal of depreciation expense from the manufacturing cost base as the assets used to manufacture VUMERITY were classified as held for sale and transferred to Novo in connection with the sale of the Athlone Facility in the six months ended June 30, 2024. Royalty revenue related to VUMERITY increased by $3.4 million and $6.4 million during the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The increases in royalty revenue were due to increases in end-market net sales of VUMERITY from $146.2 million and $254.3 million during the three and six months ended June 30, 2023, respectively, to $166.8 million and $293.3 million during the three and six months ended June 30, 2024, respectively.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
Cost of goods manufactured and sold	$61.5	$63.2	$(1.7)	$120.1	$121.4	$(1.3)

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The decrease in the cost of goods manufactured and sold during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a decrease of $2.6 million in the cost of goods manufactured for VIVITROL, primarily due to decreases in costs related to out-of-specification batches and investigation costs, and decreases in the cost of goods manufactured for certain legacy products due to reduced sales of such products. These decreases were partially offset by an increase in the number of units manufactured and sold for VIVITROL, as discussed above, and by an increase of $1.1 million in the cost of goods manufactured for ARISTADA and ARISTADA INITIO, primarily due to an increase in the number of units manufactured and sold, as discussed above.

The decrease in the cost of goods manufactured and sold during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to decreases in the cost of goods manufactured for certain legacy products due to a decrease in sales of such products, as discussed above, partially offset by an increase of $1.3 million in the cost of goods manufactured for VIVITROL, primarily due to an increase in the number of units manufactured and sold, as discussed above.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2024 and 2023 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
External R&D expenses:
Development programs:
ALKS 2680	$12.5	$10.6	$1.9	23.0	12.3	10.7
LYBALVI	3.8	3.3	0.5	8.8	6.6	2.2
Other external R&D expenses	10.0	12.0	(2.0)	18.8	26.3	(7.5)
Total external R&D expenses	26.3	25.9	0.4	50.6	45.2	5.4
Internal R&D expenses:
Employee-related	26.3	31.0	(4.7)	60.8	64.2	(3.4)
Occupancy	2.8	3.1	(0.3)	5.8	6.0	(0.2)
Depreciation	1.4	2.3	(0.9)	2.8	4.7	(1.9)
Other	2.8	5.9	(3.1)	7.3	11.9	(4.6)
Total internal R&D expenses	33.3	42.3	(9.0)	76.7	86.8	(10.1)
Research and development expenses	$59.6	$68.2	$(8.6)	$127.3	$132.0	$(4.7)

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

The increases in expenses related to ALKS 2680 during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to increases in spend related to the advancement of the development program for the product, including completion of our phase 1b proof-of-concept study and activities to prepare for the initiation of our phase 2 clinical studies for the product, the first of which was announced in April 2024 in patients with narcolepsy type 1, and the second of which we expect to initiate in patients with narcolepsy type 2 in the third quarter of 2024. The increases in expenses related to LYBALVI during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to increased spend on the pediatric studies related to the product, partially offset by decreased spend following the completion of the long-term safety and tolerability studies for the product. The decreases in other external R&D expenses during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to disciplined prioritization of R&D spend and activities associated with our research programs.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
Selling and marketing expense	$119.7	$137.9	$(18.2)	$245.3	$256.4	$(11.1)
General and administrative expense	48.4	57.9	(9.5)	102.6	107.2	(4.6)
Selling, general and administrative expense	$168.1	$195.8	$(27.7)	$347.9	$363.6	$(15.7)

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The decreases in selling and marketing expense during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to decreases of $15.3 million and $10.6 million, respectively, in marketing expense and decreases of $3.1 million and $1.2 million, respectively, in employee-related expenses. The decreases in marketing expense primarily related to disciplined prioritization of selling and marketing expense, partially offset in the six months ended June 30, 2024 by an increase in marketing expense related to the timing and mix of commercial activities, and the decreases in employee-related expenses were primarily due to decreases in salaries and benefits related to a 7% reduction in sales and marketing headcount.

The decreases in general and administrative expense during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to decreases in legal expenses of $9.1 million and $11.1 million, respectively. The decrease during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was partially offset by an increase of $2.3 million in employee-related expenses, primarily due to increases in certain payroll-related taxes and in share-based compensation expense related to the vesting of certain performance-based restricted stock unit awards in February 2024, as described in Note 14, Share-based Compensation in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023	Change	2024	2023	Change
Interest income	$10.7	$6.7	$4.0	$20.1	$11.7	$8.4
Interest expense	(5.9)	(5.7)	(0.2)	(11.9)	(11.0)	(0.9)
Other income (expense), net	2.0	(0.4)	2.4	2.2	(0.5)	2.7
Total other income, net	$6.8	$0.6	$6.2	$10.4	$0.2	$10.2

Interest income consists primarily of interest earned on our cash and available-for-sale investments. The increases in interest income in the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily related to increases in interest rates, due to the rising interest rate environment. Interest expense consists of interest incurred on our 2026 Term Loans.

The increases in other income (expense), net, during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to the gain on the sale of the Athlone Facility of approximately $1.5 million, following the completion of the sale in May 2024.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
Income tax provision	22.1	2.7	$19.4	$30.0	$3.4	$26.6

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The income tax provision in the three and six months ended June 30, 2024 were primarily attributable to taxes on income earned in Ireland. The income tax provision in the three and six months ended June 30, 2023 were primarily due to U.S. federal and state taxes on income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2024			December 31, 2023
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$210.1	$325.1	$535.2	$317.8	$139.7	$457.5
Investments—short-term	186.5	154.5	341.0	187.6	128.4	316.0
Investments—long-term	41.9	44.5	86.4	18.0	21.9	39.9
Total cash and investments	$438.5	$524.1	$962.6	$523.4	$290.0	$813.4
Outstanding borrowings—short and long-term	$289.5	$—	$289.5	$290.7	$—	$290.7

At June 30, 2024 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$341.5	$0.2	$(0.7)	$—	$341.0
Investments—long-term available-for-sale	86.7	—	(0.4)	—	86.3
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$428.3	$0.2	$(1.1)	$—	$427.4

Sources and Uses of Cash

We generated $167.1 million and $194.4 million of cash from operating activities during the six months ended June 30, 2024 and 2023, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long-term debt, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

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

In February 2024, we announced approval by our board of directors of the Repurchase Program, as described in Note 13, Shareholders’ Equity in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. During the three months ended June 30, 2024, we repurchased approximately 3.5 million of our ordinary shares under the Repurchase Program at a total cost of $84.7 million. As of June 30, 2024, the remaining amount authorized under the Repurchase Program was $315.3 million.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Cash and cash equivalents, beginning of period	$457.5	$292.5
Cash flows provided by operating activities	167.1	194.4
Cash flows provided by investing activities	12.0	193.7
Cash flows used in financing activities	(101.4)	(14.8)
Cash and cash equivalents, end of period	$535.2	$665.8

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash operating items such as depreciation, amortization and share-based compensation and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash flows provided by operating activities for the six months ended June 30, 2024 were $167.1 million and primarily consisted of net income of $128.2 million, adjusted for non-cash items including share-based compensation of $53.4 million, depreciation and amortization of $14.7 million, deferred income taxes of $21.7 million and gain on the sale of the Athlone Facility of $1.5 million, partially offset by changes in working capital of $51.5 million.

Cash flows provided by operating activities for the six months ended June 30, 2023 were $194.4 million and primarily consisted of net income of $195.2 million, adjusted for non-cash items including share-based compensation of $51.1 million and depreciation and amortization of $37.7 million, partially offset by changes in working capital of $52.2 million and deferred income taxes of $38.1 million. During the six months ended June 30, 2023, net income included receipt of $195.4 million from Janssen, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products.

Investing Activities

Cash flows provided by investing activities for the six months ended June 30, 2024 were primarily due to proceeds related to the sale of the Athlone Facility of approximately $97.9 million, which included a payment of approximately $91.0 million for the facility and certain related assets, partially offset by $71.0 million in net purchase of investments and the purchase of $15.5 million of property, plant and equipment. Cash flows provided by investing activities for the six months ended June 30, 2023 were primarily due to $210.3 million in net sales of investments, offset by the purchase of $16.6 million of property, plant and equipment.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2024 primarily related to $84.7 million used to repurchase our ordinary shares under the Repurchase Program and $29.0 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $13.8 million of cash that we received upon exercises of employee stock options. Cash flows used in financing activities for the six months ended June 30, 2023 primarily related to $25.3 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $12.0 million of cash that we received upon exercises of employee stock options.

Debt

At June 30, 2024, the principal balance of our borrowings consisted of $290.3 million outstanding under our 2026 Term Loans. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our principal executive officer and interim principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 17, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

For a discussion of our risk factors, see “Part I, Item 1A—Risk Factors” in our Annual Report. There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2024:

Period	Total Number of Ordinary Shares Purchased (a)		Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)		Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
April 1, 2024 – April 30, 2024	4,388		$26.11	—		$400.0
May 1, 2024 – May 31, 2024	1,535,566		24.08	1,533,769		363.1
June 1, 2024 – June 30, 2024	1,982,925		24.33	1,962,418		315.3
Totals	3,522,879	(1)	$24.22	3,496,187	(1)

(1)
The difference between the total number of ordinary shares purchased shown in column (a) and the total number of ordinary shares purchased as part of the publicly announced Repurchase Program shown in column (c) consists of 26,692 ordinary shares acquired to satisfy withholding tax obligations related to the vesting of equity awards.
(2)
In February 2024, we announced approval by our board of directors of the Repurchase Program, which authorized the repurchase of our ordinary shares in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time. The specific timing and amounts of repurchases under the Repurchase Program will depend on a variety of factors, including but not limited to ongoing assessments of our needs, alternative investment opportunities, the market price of our ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time.

Item 5. Other Information

During the three months ended June 30, 2024, no officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each such term as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 #

Fifth Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH), effective as of June 7, 2024.

10.2 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on May 31, 2024).
10.2A #†	Form of Non-Employee Director Non-Qualified Stock Option Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.2B #†	Form of Non-Employee Director Restricted Stock Unit Award (Time-Vesting) Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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
Date: July 24, 2024