Form 10-Q
period 2024-09-30
Alkermes plc.
filed 2024-10-24
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 18, 2024 was 161,802,508 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Note Regarding Company and Product References

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder, and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy and idiopathic hypersomnia. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LYBALVI®, NanoCrystal® and VIVITROL®.

The following are trademarks of the respective companies listed: BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, TREVICTA®, and XEPLION®—Johnson & Johnson or its affiliated companies; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® or TM symbol, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396,293	$457,469
Receivables, net	367,211	332,477
Investments—short-term	512,571	316,022
Inventory	191,087	186,406
Prepaid expenses and other current assets	94,047	98,166
Contract assets	2,969	706
Assets held for sale	—	94,260
Total current assets	1,564,178	1,485,506
PROPERTY, PLANT AND EQUIPMENT, NET	225,422	226,943
INVESTMENTS—LONG-TERM	18,920	39,887
RIGHT-OF-USE ASSETS	86,076	91,460
INTANGIBLE ASSETS, NET AND GOODWILL	83,931	85,018
DEFERRED TAX ASSETS	159,960	195,888
OTHER ASSETS	16,804	11,521
TOTAL ASSETS	$2,155,291	$2,136,223
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$160,198	$240,561
Accrued sales discounts, allowances and reserves	282,018	263,641
Operating lease liabilities—short-term	6,150	5,746
Contract liabilities—short-term	2,339	2,730
Current portion of long-term debt	3,000	3,000
Liabilities related to discontinued operations	—	4,542
Total current liabilities	453,705	520,220
LONG-TERM DEBT	285,823	287,730
OPERATING LEASE LIABILITIES—LONG-TERM	71,030	75,709
OTHER LONG-TERM LIABILITIES	52,627	49,878
Total liabilities	863,185	933,537
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 176,258,170 and 172,569,051 shares issued; and 161,776,205 and 166,979,833 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1,763	1,726
Treasury shares, at cost (14,481,965 and 5,589,218 shares at September 30, 2024 and December 31, 2023, respectively)	(418,911)	(189,336)
Additional paid-in capital	2,831,790	2,736,934
Accumulated other comprehensive income (loss)	425	(3,110)
Accumulated deficit	(1,122,961)	(1,343,528)
Total shareholders’ equity	1,292,106	1,202,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,155,291	$2,136,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$272,999	$231,822	$775,808	$678,026
Manufacturing and royalty revenues	105,144	149,113	351,835	607,888
Research and development revenue	—	3	3	16
Total revenues	378,143	380,938	1,127,646	1,285,930
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	63,099	61,498	183,215	182,911
Research and development	59,892	64,878	187,152	196,873
Selling, general and administrative	150,382	156,373	498,244	519,962
Amortization of acquired intangible assets	14	8,995	1,087	26,693
Total expenses	273,387	291,744	869,698	926,439
OPERATING INCOME FROM CONTINUING OPERATIONS	104,756	89,194	257,948	359,491
OTHER INCOME, NET:
Interest income	10,916	9,370	31,050	21,105
Interest expense	(6,000)	(6,006)	(17,930)	(16,978)
Other income (expense), net	558	149	2,793	(415)
Total other income, net	5,474	3,513	15,913	3,712
INCOME BEFORE INCOME TAXES	110,230	92,707	273,861	363,203
INCOME TAX PROVISION	17,435	1,153	47,460	4,598
NET INCOME FROM CONTINUING OPERATIONS	92,795	91,554	226,401	358,605
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(414)	(43,796)	(5,834)	(115,627)
NET INCOME	$92,381	$47,758	$220,567	$242,978

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings per ordinary share from continuing operations - basic	$0.57	$0.55	$1.36	$2.16
Loss per ordinary share from discontinued operations - basic	$(0.00)	$(0.26)	$(0.04)	$(0.70)
Earnings per ordinary share - basic	$0.57	$0.29	$1.32	$1.46

Earnings per ordinary share from continuing operations - diluted	$0.56	$0.53	$1.33	$2.10
Loss per ordinary share from discontinued operations - diluted	$(0.00)	$(0.25)	$(0.03)	$(0.68)
Earnings per ordinary share - diluted	$0.55	$0.28	$1.30	$1.42
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	163,368	166,607	166,546	165,996
Diluted	167,025	171,903	170,196	170,981
COMPREHENSIVE INCOME:
Net income	$92,381	$47,758	$220,567	$242,978
Holding gain, net of a tax provision of $376, $216, $293 and $803, respectively	4,015	1,363	3,535	4,815
COMPREHENSIVE INCOME	$96,396	$49,121	$224,102	$247,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,567	$242,978
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,686	56,386
Share-based compensation expense	75,889	75,062
Deferred income taxes	32,313	(47,385)
Gain on sale of the Athlone Facility	(1,462)	—
Other non-cash charges	4,794	1,394
Changes in assets and liabilities:
Receivables	(34,734)	(49,730)
Contract assets	(2,263)	6,163
Inventory	(6,051)	(9,866)
Prepaid expenses and other assets	1,892	3,947
Right-of-use assets	5,384	12,685
Accounts payable and accrued expenses	(82,978)	20,958
Accrued sales discounts, allowances and reserves	18,377	(13,649)
Contract liabilities	(2,435)	(5,724)
Operating lease liabilities	(7,594)	(12,569)
Other long-term liabilities	5,342	13,466
Cash flows provided by operating activities	248,727	294,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(23,711)	(31,018)
Proceeds from the sale of equipment	454	6
Proceeds from the sale of the Athlone Facility	97,933	—
Purchases of investments	(396,895)	(186,593)
Sales and maturities of investments	224,786	291,944
Cash flows (used in) provided by investing activities	(97,433)	74,339
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	19,354	15,113
Employee taxes paid related to net share settlement of equity awards	(29,293)	(26,080)
Payment for the repurchase of ordinary shares	(200,281)	—
Principal payments of long-term debt	(2,250)	(2,250)
Cash flows used in financing activities	(212,470)	(13,217)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,176)	355,238
CASH AND CASH EQUIVALENTS—Beginning of period	457,469	292,473
CASH AND CASH EQUIVALENTS—End of period	$396,293	$647,711
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$3,053	$4,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	3,165,169	31	11,195	—	—	—	—	11,226
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(960,486)	(28,349)	(28,349)
Share-based compensation	—	—	32,863	—	—	—	—	32,863
Unrealized loss on marketable securities, net of tax benefit of $75	—	—	—	(491)	—	—	—	(491)
Net income	—	—	—	—	36,828	—	—	36,828
BALANCE — March 31, 2024	175,734,220	$1,757	$2,780,992	$(3,601)	$(1,306,700)	(6,549,704)	$(217,685)	$1,254,763
Issuance of ordinary shares under employee stock plans	225,052	3	2,604	—	—	—	—	2,607
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(26,692)	(651)	(651)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(3,496,187)	(84,689)	(84,689)
Share-based compensation	—	—	20,606	—	—	—	—	20,606
Unrealized gain on marketable securities, net of tax benefit of $8	—	—	—	11	—	—	—	11
Net income	—	—	—	—	91,358	—	—	91,358
BALANCE — June 30, 2024	175,959,272	$1,760	$2,804,202	$(3,590)	$(1,215,342)	(10,072,583)	$(303,025)	$1,284,005
Issuance of ordinary shares under employee stock plans	298,898	3	5,518	—	—	—	—	5,521
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(11,152)	(293)	(293)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(4,398,230)	(115,593)	(115,593)
Share-based compensation	—	—	22,070	—	—	—	—	22,070
Unrealized gain on marketable securities, net of tax provision of $376	—	—	—	4,015	—	—	—	4,015
Net income	—	—	—	—	92,381	—	—	92,381
BALANCE — September 30, 2024	176,258,170	$1,763	$2,831,790	$425	$(1,122,961)	(14,481,965)	$(418,911)	$1,292,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	2,567,603	25	2,849	—	—	—	—	2,874
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(885,652)	(24,744)	(24,744)
Share-based compensation	—	—	22,778	—	—	—	—	22,778
Unrealized gain on marketable securities, net of tax provision of $488	—	—	—	2,760	—	—	—	2,760
Net loss	—	—	—	—	(41,845)	—	—	(41,845)
BALANCE — March 31, 2023	171,518,796	$1,715	$2,938,726	$(8,129)	$(1,741,130)	(5,459,836)	$(185,606)	$1,005,576
Issuance of ordinary shares under employee stock plans	457,105	5	9,121	—	—	—	—	9,126
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(17,777)	(540)	(540)
Share-based compensation	—	—	28,518	—	—	—	—	28,518
Unrealized gain on marketable securities, net of tax provision of $99	—	—	—	692	—	—	—	692
Net income	—	—	—	—	237,065	—	—	237,065
BALANCE — June 30, 2023	171,975,901	$1,720	$2,976,365	$(7,437)	$(1,504,065)	(5,477,613)	$(186,146)	$1,280,437
Issuance of ordinary shares under employee stock plans	242,750	2	3,111	—	—	—	—	3,113
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(26,943)	(796)	(796)
Share-based compensation	—	—	23,708	—	—	—	—	23,708
Unrealized gain on marketable securities, net of tax provision of $216	—	—	—	1,363	—	—	—	1,363
Net income	—	—	—	—	47,758	—	—	47,758
BALANCE — September 30, 2023	172,218,651	$1,722	$3,003,184	$(6,074)	$(1,456,307)	(5,504,556)	$(186,942)	$1,355,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. Alkermes has a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy and idiopathic hypersomnia. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

In May 2024, the Company completed the sale of its development and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) to Novo Nordisk (“Novo”) pursuant to an asset purchase agreement entered into in December 2023. The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which activities may continue through the end of 2025. In connection with the sale of the Athlone Facility, the Company received approximately $97.9 million from Novo, which included a payment of approximately $91.0 million for the facility and certain related assets, and recorded a gain of approximately $1.5 million within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2024. At December 31, 2023, the Company classified the assets described under the asset purchase agreement for the sale as “Assets held for sale” in the accompanying condensed consolidated balance sheet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2024 and 2023 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2023. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Reclassification

The Company has presented operations from its former oncology business as discontinued operations in the accompanying condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2023. See Note 3, Discontinued Operations in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information.

Discontinued Operations

The Company determined that the separation of its oncology business in November 2023 met the criteria for classification of the oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations (“Topic 205”). Accordingly, the financial statements have been updated to present the results of the oncology business as discontinued operations for the three and nine months ended September 30, 2023 in the accompanying condensed consolidated statement of operations and comprehensive income.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

3. DISCONTINUED OPERATIONS

Mural Oncology Separation

On November 15, 2023 (the “Separation Date”), the Company completed the separation of its oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding ordinary shares of Mural to the Company’s shareholders (the “Distribution”), in which each of the Company’s shareholders received one ordinary share, nominal value $0.01 per share, of Mural for every ten ordinary shares, par value $0.01 per share, of the Company held by such shareholder as of the close of business on November 6, 2023, the record date for the Distribution. The historical results of the oncology business have been reflected as discontinued operations in the Company’s accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2023 and as of December 31, 2023.

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

Each of Mural and the Company agreed to releases with respect to pre-Distribution claims, and cross-indemnities with respect to post-Distribution claims, that were principally designed to place financial responsibility for the obligations and liabilities allocated to Mural under the Separation Agreement, and financial responsibility for the obligations and liabilities allocated to the Company under the Separation Agreement. The Company and Mural are also each subject to certain confidentiality restrictions and information sharing obligations.

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
Current Liabilities:
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

In connection with the Separation, the Company also entered into an employee matters agreement with Mural, dated as of November 13, 2023 (as amended, the “Employee Matters Agreement”). The Employee Matters Agreement governs the Company’s, Mural’s and their respective subsidiaries’ and affiliates’ rights, responsibilities and obligations after the Separation with respect to employment, benefits and compensation matters relating to employees and former employees (and their respective dependents and beneficiaries) who are or were associated with the Company, including those who became employees of Mural in connection with the Separation; the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; other human resources, employment and employee benefits matters; and the treatment of equity-based awards granted by the Company prior to the Separation.

Discontinued Operations

The Company determined that the Separation met the criteria for classification of the oncology business as discontinued operations in accordance with Topic 205. The following summarizes the loss from discontinued operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$11	$—	$33
Research and development	481	32,262	6,910	94,692
Selling, general and administrative	—	13,073	—	29,219
Total operating expenses from discontinued operations	481	45,346	6,910	123,944
Operating loss from discontinued operations	(481)	(45,346)	(6,910)	(123,944)
Income tax benefit from discontinued operations	(67)	(1,550)	(1,076)	(8,317)
Net loss and comprehensive loss from discontinued operations	$(414)	$(43,796)	$(5,834)	$(115,627)

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

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2023:

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Nine Months Ended
(In thousands)	September 30, 2023
OPERATING ACTIVITIES:
Depreciation	$365
Share-based compensation expense	5,119
Right-of-use assets	4,289
Operating lease liabilities	(4,391)

INVESTING ACTIVITIES:
Additions of property, plant and equipment	$(655)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Product Sales, Net

During the three and nine months ended September 30, 2024 and 2023, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
VIVITROL	$113,650	$99,305	$323,182	$298,035
ARISTADA and ARISTADA INITIO	84,652	81,834	249,571	244,320
LYBALVI	74,697	50,683	203,055	135,671
Total product sales, net	$272,999	$231,822	$775,808	$678,026

Manufacturing and Royalty Revenues

During the three and nine months ended September 30, 2024 and 2023, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$58,448	$58,448	$—	$199,860	$199,860
VUMERITY	8,753	23,821	32,574	30,740	68,322	99,062
Other	7,194	6,928	14,122	35,517	17,396	52,913
	$15,947	$89,197	$105,144	$66,257	$285,578	$351,835

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$76,109	$76,109	$—	$410,910	$410,910
VUMERITY	9,733	24,828	34,561	32,751	62,979	95,730
Other	30,889	7,554	38,443	78,209	23,039	101,248
	$40,622	$108,491	$149,113	$110,960	$496,928	$607,888

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

Total contract assets at September 30, 2024 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2023	$706
Additions	6,344
Transferred to receivables, net	(4,081)
Contract assets at September 30, 2024	$2,969

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At September 30, 2024 and December 31, 2023, $2.4 million and $2.7 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and none and $2.1 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at September 30, 2024 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2023	$4,775
Additions	34
Amounts recognized into revenue	(2,470)
Contract liabilities at September 30, 2024	$2,339

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consisted of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
September 30, 2024	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$304,590	$1,817	$(122)	$(6)	$306,279
Corporate debt securities	204,502	1,892	(102)	—	206,292
Total short-term investments	509,092	3,709	(224)	(6)	512,571
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	12,573	—	—	(13)	12,560
Corporate debt securities	6,227	—	—	(12)	6,215
	18,800	—	—	(25)	18,775
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	18,945	—	—	(25)	18,920
Total investments	$528,037	$3,709	$(224)	$(31)	$531,491

December 31, 2023
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$199,708	$758	$(36)	$(611)	$199,819
Corporate debt securities	112,055	703	(15)	(536)	112,207
Non-U.S. government debt securities	4,004	—	—	(8)	3,996
Total short-term investments	315,767	1,461	(51)	(1,155)	316,022
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	19,392	—	(27)	(315)	19,050
Corporate debt securities	19,306	—	—	(289)	19,017
	38,698	—	(27)	(604)	38,067
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	40,518	—	(27)	(604)	39,887
Total investments	$356,285	$1,461	$(78)	$(1,759)	$355,909

At September 30, 2024, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At September 30, 2024, 49 of the Company’s 308 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $72.1 million. The Company’s corporate debt securities investments have a minimum rating of A2 (Moody’s)/A (Standard and Poor’s). The primary reason for the unrealized losses in the Company’s investment portfolio is that its investments are fixed-rate securities acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Proceeds from the sales and maturities of investments	$224,786	$291,944
Realized gains	$—	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at September 30, 2024 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$313,109	$313,909	$145	$145
After 1 year through 5 years	214,783	217,437	—	—
Total	$527,892	$531,346	$145	$145

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	September 30,
(In thousands)	2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$156,976	$156,976	$—	$—
U.S. government and agency debt securities	318,839	266,392	52,447	—
Corporate debt securities	212,507	—	212,507	—
Total	$688,322	$423,368	$264,954	$—

	December 31,
	2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,316	$34,316	$—	$—
U.S. government and agency debt securities	218,869	181,041	37,828	—
Corporate debt securities	131,224	—	131,224	—
Non-U.S. government debt securities	3,996	—	3,996	—
Total	$388,405	$215,357	$173,048	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the nine months ended September 30, 2024. At September 30, 2024, the Company had no investments with fair values that were determined using Level 3 inputs.

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

The estimated fair value of the Company’s long-term debt under its amended and restated credit agreement (such debt, the “2026 Term Loans”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $290.6 million and $291.0 million at September 30, 2024 and December 31, 2023, respectively.

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Raw materials	$78,341	$71,416
Work in process	77,006	68,843
Finished goods(1)	35,740	46,147
Total inventory	$191,087	$186,406

(1)
At September 30, 2024 and December 31, 2023, the Company had $27.3 million and $33.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023 (1)
Land	$957	$957
Building and improvements	134,315	132,735
Furniture, fixtures and equipment	246,188	237,728
Leasehold improvements	40,114	39,893
Construction in progress	52,918	45,791
Subtotal	474,492	457,104
Less: accumulated depreciation	(249,070)	(230,161)
Total property, plant and equipment, net	$225,422	$226,943

(1)
In connection with the sale of the Athlone Facility, $92.2 million of the Company’s property, plant and equipment was classified as “Assets held for sale” in the accompanying condensed consolidated balance sheet at December 31, 2023 and was not included in these amounts.

9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following:

		September 30, 2024
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$83,027	$—	$83,027
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(465,590)	$—
Capitalized IP	11-13	118,160	(117,256)	904
Total		$583,750	$(582,846)	$904

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LEASES

Future lease payments under non-cancelable leases at September 30, 2024 consisted of the following:

September 30,
(In thousands)	2024
2024	$2,547
2025	10,262
2026	10,333
2027	9,510
2028	9,574
Thereafter	59,695
Total operating lease payments	$101,921
Less: imputed interest	(24,741)
Total operating lease liabilities	$77,180

At September 30, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 4.1% and 7.5 years, respectively. Cash paid for lease liabilities was $2.5 million and $7.6 million during the three and nine months ended September 30, 2024, respectively, as compared to $2.5 million and $7.8 million during the three and nine months ended September 30, 2023, respectively. The Company recorded operating lease expense from continuing operations of $1.8 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, as compared to $2.8 million and $8.4 million during the three and nine months ended September 30, 2023, respectively.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Accounts payable	$37,037	$65,649
Accrued compensation	55,904	83,107
Accrued other	67,257	91,805
Total accounts payable and accrued expenses	$160,198	$240,561

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Medicaid rebates	$223,007	$213,845
Product discounts	15,528	15,121
Medicare Part D	24,073	20,569
Other	19,410	14,106
Total accrued sales discounts, allowances and reserves	$282,018	$263,641

Included in accounts payable was approximately $7.9 million and $34.5 million of amounts payable related to state U.S. Medicaid rebates as of September 30, 2024 and December 31, 2023, respectively.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
2026 Term Loans, due March 12, 2026	$288,823	$290,730
Less: current portion	(3,000)	(3,000)
Long-term debt	$285,823	$287,730

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The 2026 Term Loans mature on March 12, 2026. The 2026 Term Loans bear interest at the Secured Overnight Financing Rate plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.50% with a floor of 0.50%.

The 2026 Term Loans have an incremental facility capacity in the amount of $175.0 million plus additional amounts, provided that the Company meets certain conditions, including a specified leverage ratio. The Company was in compliance with its debt covenants at September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company repurchased approximately 4.4 million and 7.9 million, respectively, of its ordinary shares under the Repurchase Program at an average purchase price of $26.22 and $25.33 per share, respectively, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchase, of $115.3 million and $200.0 million, respectively. All ordinary shares repurchased were returned to treasury. As of September 30, 2024, the remaining amount authorized under the Repurchase Program was $200.0 million.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense from continuing and discontinued operations included in the accompanying condensed consolidated statements of operations and comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Cost of goods manufactured and sold	$1,653	$2,939	$4,280	$8,542
Research and development	6,148	6,519	22,447	18,970
Selling, general and administrative	14,732	12,275	49,162	42,431
Share-based compensation expense from continuing operations	22,533	21,733	75,889	69,943
Cost of goods manufactured and sold	—	—	—	—
Research and development	—	689	—	2,651
Selling, general and administrative	—	1,493	—	2,468
Share-based compensation expense from discontinued operations	—	2,182	—	5,119
Total share-based compensation expense	$22,533	$23,915	$75,889	$75,062

At September 30, 2024 and December 31, 2023, $3.1 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

On May 31, 2024, the Company’s shareholders approved an amended version of the Alkermes plc 2018 Stock Option and Incentive Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 6,300,000.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of performance-based restricted stock unit awards to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and R&D performance criteria to be assessed over a performance period of three years, and subject, following the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

performance over the three-year performance period. In February 2024, the compensation committee of the Company’s board of directors determined that the Company partially achieved the financial performance criteria. This was considered a modification in accordance with FASB ASC 718, Compensation—Stock Compensation and resulted in a modification charge of approximately $6.8 million. In February 2024, the compensation committee of the Company’s board of directors also determined that the Company achieved the pipeline performance criteria for these awards, resulting in a $2.6 million incremental share-based compensation expense, as it was deemed such pipeline performance criteria had been met. The share-based compensation expense related to these achievements was recognized in the first quarter of 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023 (1)	2024	2023 (1)
Numerator:
Net income from continuing operations	$92,795	$91,554	$226,401	$358,605
Net loss from discontinued operations	(414)	(43,796)	(5,834)	(115,627)
Net income	$92,381	$47,758	$220,567	$242,978
Denominator:
Weighted average number of ordinary shares outstanding	163,368	166,607	166,546	165,996
Effect of dilutive securities:
Stock options	1,310	1,682	1,293	1,643
Restricted stock unit awards	2,347	3,614	2,357	3,342
Dilutive ordinary share equivalents	3,657	5,296	3,650	4,985
Shares used in calculating diluted earnings (loss) per ordinary share	167,025	171,903	170,196	170,981

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The following potential ordinary share equivalents were not included in the net earnings (loss) per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Stock options	11,047	12,029	12,311	12,422
Restricted stock unit awards	1,276	1,317	2,401	2,389
Total	12,323	13,346	14,712	14,811

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company recorded income tax provisions of $17.4 million and $47.5 million during the three and nine months ended September 30, 2024, respectively, and income tax provisions of $1.2 million and $4.6 million during the three and nine months ended September 30, 2023, respectively. The income tax provisions during the three and nine months ended September 30, 2024 were primarily due to taxes on income earned in Ireland. The income tax provisions during the three and nine months ended September 30, 2023 were primarily due to U.S. federal and state taxes on income earned in the U.S. As of September 30, 2023, the Company maintained a valuation allowance against its Irish deferred tax assets and did not record an income tax provision in connection with the utilization of its net operating losses to offset the income earned in Ireland during the three and nine months ended September 30, 2023.

The Company’s effective tax rate during the nine months ended September 30, 2024 was 17.3%, which exceeds the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate. The income tax provision recorded as of September 30, 2024 took into account the estimated impact of the global minimum tax rate component, known as Pillar Two, of the Organization for Economic Co-operation and Development’s two-pillar plan on global tax reform, which became effective in Ireland as of January 1, 2024 for multinational companies with consolidated annual revenue of at least €750.0 million. The Company does not expect Pillar Two to have a material impact for the current year.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2024, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court, and the Company filed a motion to transfer the appeal to the U.S. Court of Appeals for the Second Circuit. In January 2024, the Federal Circuit Court denied without prejudice the Company’s motion to transfer the appeal and instructed the parties to brief the jurisdictional question as part of the merits appeal. Briefing in the Federal Circuit Court is complete, and the matter is pending decision.

Guarantees

In connection with the Separation, the Company entered into an assignment and assumption of lease agreement (the “Assignment”) pursuant to which Alkermes, Inc., a wholly owned subsidiary of the Company, assigned to Mural Oncology, Inc. (“Mural US”) an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”), which is described in more detail in Note 10, Leases in the “Notes to Consolidated Financial Statements” in the Annual Report. Although all of the rights, title and interest in, to and under the 852 Winter Street Lease were transferred to Mural US as of November 15, 2023 pursuant to the Assignment, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations in respect of the lease under that certain Guaranty dated as of May 16, 2014. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At September 30, 2024, the fair value of the guarantee was not material to the Company.

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

Executive Summary

Net income from continuing operations was $92.8 million and $226.4 million or $0.57 and 1.36 per ordinary share—basic and $0.56 and $1.33 per ordinary share—diluted, for the three months and nine months ended September 30, 2024, respectively, compared to net income from continuing operations of $91.6 million and $358.6 million or $0.55 and $2.16 per ordinary share—basic and $0.53 and $2.10 per ordinary share—diluted, for the three and nine months ended September 30, 2023, respectively.

The increase in net income from continuing operations during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an increase in product sales, net, of $41.2 million and a decrease of $18.4 million in operating expenses, partially offset by a decrease of $44.0 million in manufacturing and royalty revenue and an increase of $16.3 million in the income tax provision. The decrease in net income from continuing operations during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 was primarily due to a decrease of $256.1 million in manufacturing and royalty revenue and an increase of $42.9 million in the income tax provision, partially offset by a decrease of $56.7 million in operating expenses and an increase of $12.2 million in other income, net. The decreases in manufacturing and royalty revenues were primarily due to the receipt in June 2023 of back royalties and interest in respect of 2022 U.S. sales of the long-acting INVEGA products, following the successful outcome of the arbitration proceedings related to such products.

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

In April 2024, U.S. Patent No. 11,951,111 relating to LYBALVI was granted. This patent has claims to methods of treating schizophrenia and bipolar I disorder and expires in 2041.

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA TRINZA, see Note 17, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our

Annual Report and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

ALKS 2680

ALKS 2680 is a novel, investigational, oral, selective orexin 2 receptor (“OX2R”) agonist in development as a once-daily treatment for narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia. Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of ALKS 2680 was previously evaluated in a phase 1 study in healthy volunteers and patients with narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia and is currently being evaluated in two phase 2 studies. Vibrance-1 in patients with narcolepsy type 1 and Vibrance-2 in patients with narcolepsy type 2. We expect to initiate Vibrance-3, a phase 2 study in patients with idiopathic hypersomnia in 2025.

Results of Operations

As a result of the Separation, the historical results of our oncology business have been reflected as discontinued operations in our condensed consolidated financial statements through the Separation Date. Prior period results of operations and balance sheet information have been recast to reflect this presentation.

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for % of Sales)	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Product sales, gross	$543.5	100.0%	$469.3	100.0%	$1,543.8	100.0%	$1,373.0	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(116.3)	(21.4)%	(107.2)	(22.8)%	(343.9)	(22.3)%	(317.5)	(23.1)%
Chargebacks	(61.8)	(11.4)%	(48.9)	(10.4)%	(168.8)	(10.9)%	(141.4)	(10.3)%
Product discounts	(39.9)	(7.3)%	(32.7)	(7.0)%	(112.6)	(7.3)%	(101.8)	(7.4)%
Medicare Part D	(21.1)	(3.9)%	(18.7)	(4.0)%	(60.0)	(3.9)%	(55.8)	(4.1)%
Other	(31.4)	(5.8)%	(30.0)	(6.4)%	(82.7)	(5.4)%	(78.5)	(5.7)%
Total adjustments	(270.5)	(49.8)%	(237.5)	(50.6)%	(768.0)	(49.8)%	(695.0)	(50.6)%
Product sales, net	$273.0	50.2%	$231.8	49.4%	$775.8	50.2%	$678.0	49.4%

VIVITROL product sales, gross, increased by 12% and 8% during the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, due to increases of 9% and 5%, respectively, in the number of units sold and a 3.2% increase in the selling price that went into effect in January 2024. ARISTADA and ARISTADA INITIO product sales, gross, increased by 4% and 3% during the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The increase in ARISTADA and ARISTADA INITIO during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was due to an increase of 2% in the number of units sold and a 3.0% increase in the selling price that went into effect in January 2024. The increase in ARISTADA and ARISTADA INITIO during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to the January 2024 increase in the selling price. LYBALVI product sales, gross, increased by 59% and 57% during the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, due to increases of 50% and 51%, respectively, in the number of units sold and increases in the selling price of 3.8% and 2.0% that went into effect in January 2024 and July 2024, respectively.

The following table compares product sales, net earned during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023	Change	2024	2023	Change
VIVITROL	$113.7	$99.3	$14.4	$323.2	$298.0	$25.2
ARISTADA and ARISTADA INITIO	84.7	81.8	2.9	249.6	244.3	5.3
LYBALVI	74.7	50.7	24.0	203.1	135.7	67.4
Product sales, net	$273.0	$231.8	$41.3	$775.8	$678.0	$97.9

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023	Change	2024	2023	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$58.5	$76.1	$(17.6)	$199.9	$410.9	$(211.0)
VUMERITY	32.6	34.5	(1.9)	99.1	95.7	3.4
Other	14.0	38.5	(24.5)	52.8	101.3	(48.5)
Manufacturing and royalty revenues	$105.1	$149.1	$(44.0)	$351.8	$607.9	$(256.1)

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

The decrease in royalty revenues related to the long-acting INVEGA products during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to the expiration of our royalty on net sales in the U.S. of INVEGA SUSTENNA on August 20, 2024. The decrease in royalty revenues related to the long-acting INVEGA products during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, related to the expiration of the INVEGA SUSTENNA royalty and receipt in June 2023 of back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. sales of the long-acting INVEGA products following the successful outcome of the arbitration proceedings described above. The decreases were partially offset by increases in royalty revenue related to worldwide net sales of the long-acting INVEGA products. During the three and nine months ended September 30, 2024, Janssen’s worldwide net sales of the long-acting INVEGA products were $1,049.0 million and $3,159.0 million, respectively, as compared to $1,029.0 million and $3,104.0 million during the three and nine months ended September 30, 2023, respectively.

We expect royalty revenues from net sales of the long-acting INVEGA products to decrease in the near-term, as the royalty revenues related to net sales of INVEGA SUSTENNA ended on August 20, 2024. In addition, each of INVEGA SUSTENNA and INVEGA TRINZA is currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such product. Increased competition from new products or generic versions of any one or more of the long-acting INVEGA products may lead to reduced unit sales of the long-acting INVEGA products, including those not yet genericized, and increased pricing pressure. For a discussion of the legal proceedings related to INVEGA TRINZA, see Note 17, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to Paragraph IV legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “We or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

The decrease in VUMERITY revenue in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was due to a $1.0 million decrease in manufacturing revenue and a $0.9 million decrease in royalty revenue. The decrease in manufacturing revenue was primarily due to a reduction in the sales price, which was primarily due to the removal of depreciation expense from the manufacturing cost base as the assets used to manufacture VUMERITY were classified as held for sale and transferred to Novo in connection with the sale of the Athlone Facility. The decrease in royalty revenue was due to a decrease in the end-market sales of VUMERITY. The increase in VUMERITY revenue in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was due to an increase in royalty revenue of $5.3 million, due to an increase in end-market sales of VUMERITY, partially offset by a decrease in manufacturing revenue of $2.1 million, primarily due to the reduction in sales price previously discussed.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
Cost of goods manufactured and sold	$63.1	$61.5	$1.6	$183.2	$182.9	$0.3

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The increases in the cost of goods manufactured and sold during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily related to increases in the cost of goods sold for certain of our proprietary products due to increases in the number of units sold as discussed above, and increases in costs related to out-of-specification batches and investigation costs. These increases were partially offset by decreases in the cost of goods manufactured for certain legacy products that we manufacture, due to a decrease in volume of such products.

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

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2024 and 2023 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
External R&D expenses:
Development programs:
ALKS 2680	$11.9	$5.5	$6.4	34.9	17.8	17.1
LYBALVI	5.5	4.2	1.3	14.3	10.8	3.5
Other external R&D expenses	8.6	11.4	(2.8)	27.4	37.7	(10.3)
Total external R&D expenses	26.0	21.1	4.9	76.6	66.3	10.3
Internal R&D expenses:
Employee-related	26.8	32.6	(5.8)	87.6	96.8	(9.2)
Occupancy	2.7	3.3	(0.6)	8.5	9.4	(0.9)
Depreciation	1.4	2.1	(0.7)	4.2	6.7	(2.5)
Other	2.9	5.8	(2.9)	10.2	17.7	(7.5)
Total internal R&D expenses	33.8	43.8	(10.0)	110.5	130.6	(20.1)
Research and development expenses	$59.8	$64.9	$(5.1)	$187.1	$196.9	$(9.8)

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

The increases in expenses related to ALKS 2680 during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to increases in spend related to the advancement of the development program for the product, including completion of our phase 1b proof-of-concept study and initiation of our first two phase 2 clinical studies for the product. The increases in expenses related to LYBALVI during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to increased spend on the pediatric studies related to the product, partially offset by decreased spend following the completion of the long-term safety and tolerability studies for the product. The decreases in other external R&D expenses during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to disciplined prioritization of R&D spend and activities associated with our research programs. The decreases in employee-related expenses during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to a decrease in labor and benefits expense related to a 2% decrease in R&D-related headcount.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
Selling and marketing expense	$102.1	$114.8	$(12.7)	$347.4	$371.2	$(23.8)
General and administrative expense	48.2	41.6	6.6	150.8	148.8	2.0
Selling, general and administrative expense	$150.3	$156.4	$(6.1)	$498.2	$520.0	$(21.8)

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The decreases in selling and marketing expense during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily due to decreases of $11.2 million and $21.6 million, respectively, in marketing expense and decreases of $1.7 million and $2.9 million, respectively, in employee-related expenses. The decreases in marketing expense primarily related to disciplined expense prioritization and the decreases in employee-related expenses were primarily due to decreases in salaries and benefits related to an 8% reduction in sales and marketing headcount.

The increase in general and administrative expense during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an increase of $2.0 million related to share-based compensation expense and an increase of $1.5 million related to the branded prescription drug fee. The increase in general and administrative expense during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase of $4.4 million in employee-related expenses due to increases in certain payroll-related taxes and in share-based compensation expense related to the vesting of certain performance-based restricted stock unit awards in February 2024, as described in Note 14, Share-based Compensation in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. These increases were partially offset by a $7.9 million decrease in professional service fees, primarily related to a decrease in legal expenses during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023	Change	2024	2023	Change
Interest income	$10.9	$9.4	$1.5	$31.0	$21.1	$9.9
Interest expense	(6.0)	(6.0)	—	(17.9)	(17.0)	(0.9)
Other income (expense), net	0.6	0.1	0.5	2.8	(0.4)	3.2
Total other income, net	$5.5	$3.5	$2.0	$15.9	$3.7	$12.2

Interest income consists primarily of interest earned on our cash and available-for-sale investments. The increases in interest income in the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily related to increases in interest rates, due to the rising interest rate environment. Interest expense consists of interest incurred on our 2026 Term Loans.

The increase in other income (expense), net, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were primarily due to the gain on the sale of the Athlone Facility of approximately $1.5 million, following the completion of the sale in May 2024.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023 (1)	Change	2024	2023 (1)	Change
Income tax provision	17.4	1.2	$16.2	$47.5	$4.6	$42.9

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The income tax provisions in the three and nine months ended September 30, 2024, were primarily due to taxes on income earned in Ireland. The income tax provisions in the three and nine months ended September 30, 2023, were primarily due to U.S. federal and state taxes on income earned in the U.S.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2024			December 31, 2023
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$132.0	$264.3	$396.3	$317.8	$139.7	$457.5
Investments—short-term	228.7	283.9	512.6	187.6	128.4	316.0
Investments—long-term	6.9	12.0	18.9	18.0	21.9	39.9
Total cash and investments	$367.6	$560.2	$927.8	$523.4	$290.0	$813.4
Outstanding borrowings—short and long-term	$288.8	$—	$288.8	$290.7	$—	$290.7

At September 30, 2024 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$509.1	$3.7	$(0.2)	$—	$512.6
Investments—long-term available-for-sale	18.8	—	—	—	18.8
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$528.0	$3.7	$(0.2)	$—	$531.5

Sources and Uses of Cash

We generated $248.7 million and $294.1 million of cash from operating activities during the nine months ended September 30, 2024 and 2023, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, such as capital expenditures and principal and interest payments on our long-term debt, for at least the 12 months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain additional financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. In addition, the 2026 Term Loans have an incremental facility capacity in an amount of $175.0 million, plus additional potential amounts, provided that we meet certain conditions, including a specified leverage ratio.

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

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next 12 months.

In February 2024, we announced approval by our board of directors of the Repurchase Program, as described in Note 13, Shareholders’ Equity in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q. During the three months ended September 30, 2024, we repurchased approximately 4.4 million of our ordinary shares under the Repurchase Program at a total cost of $115.3 million, exclusive of any fees, commissions or other expenses related to such repurchases. As of September 30, 2024, the remaining amount authorized under the Repurchase Program was $200.0 million.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash and cash equivalents, beginning of period	$457.5	$292.5
Cash flows provided by operating activities	248.7	294.1
Cash flows (used in) provided by investing activities	(97.4)	74.3
Cash flows used in financing activities	(212.5)	(13.2)
Cash and cash equivalents, end of period	$396.3	$647.7

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

Cash flows provided by operating activities for the nine months ended September 30, 2024 were $248.7 million and primarily consisted of net income of $220.6 million, adjusted for non-cash items including share-based compensation of $75.9 million, depreciation and amortization of $21.7 million, deferred income taxes of $32.3 million and gain on the sale of the Athlone Facility of $1.5 million, partially offset by changes in working capital of $105.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2023 were $294.1 million and primarily consisted of net income of $243.0 million, adjusted for non-cash items including share-based compensation of $75.1 million and depreciation and amortization of $56.4 million, partially offset by changes in working capital of $34.3 million and deferred income taxes of $47.4 million. During the nine months ended September 30, 2023, net income included receipt of $195.4 million from Janssen, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 were primarily due to $172.1 million in net purchases of investments and $23.7 million in the purchase of property, plant and equipment, partially offset by proceeds related to the sale of the Athlone Facility of approximately $97.9 million, which included a payment of approximately $91.0 million for the facility and certain related assets. Cash flows provided by investing activities for the nine months ended September 30, 2023 were primarily due to $105.4 million in net sales of investments, offset by the purchase of $31.0 million of property, plant and equipment.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2024 primarily related to $200.0 million (exclusive of any fees, commissions or other related expenses) used to repurchase our ordinary shares under the Repurchase Program and $29.3 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $19.4 million of cash that we received upon exercises of employee stock options. Cash flows used in financing activities for the nine months ended September 30, 2023 primarily related to $26.1 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $15.1 million of cash that we received upon exercises of employee stock options.

Debt

At September 30, 2024, the principal balance of our borrowings consisted of $289.5 million outstanding under our 2026 Term Loans. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further discussion of our 2026 Term Loans.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our principal executive officer and interim principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2024:

Period	Total Number of Ordinary Shares Purchased (a)		Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)		Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
July 1, 2024 – July 31, 2024	1,857,101		$24.83	1,854,375		$269.3
August 1, 2024 – August 31, 2024	1,668,522		27.09	1,664,844		224.2
September 1, 2024 – September 30, 2024	883,759		27.81	879,011		200.0
Totals	4,409,382	(1)	$26.22	4,398,230	(1)

(1)
The difference between the total number of ordinary shares purchased shown in column (a) and the total number of ordinary shares purchased as part of the publicly announced Repurchase Program shown in column (c) consists of 11,152 ordinary shares acquired during the three months ended September 30, 2024 to satisfy withholding tax obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended September 30, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted contracts, instructions or written plans for the purchase or sale of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”): on August 23, 2024, Christian Todd Nichols, our Senior Vice President Chief Commercial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 5,208 ordinary shares of the Company; this plan is scheduled to expire on December 31, 2024. On September 11, 2024, Samuel Parisi, our VP, Finance and Interim Chief Accounting Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 10,177 ordinary shares of the Company (including shares that may be obtained from the vesting of restricted stock unit awards); this plan is scheduled to expire on February 20, 2026. During the three months ended September 30, 2024, no other officers or directors of the Company adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
Date: October 24, 2024