Form 10-K
period 2024-12-31
Alkermes plc.
filed 2025-02-12
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,943,314,276.

As of February 7, 2025, 162,614,067 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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
•
our expectations regarding acquisitions, collaborations, licensing arrangements and other significant agreements with third parties, including those related to our products, development programs, and other business development opportunities;
•
our expectations regarding the impacts of new legislation, rules and regulations, the adoption of new accounting pronouncements, potential government shutdowns, or other global, political or economic changes, instability or disruptions;
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
•
our expectations regarding the tax treatment and other anticipated benefits of the completed separation of our oncology business; and
•
other expectations discussed elsewhere in this Annual Report.

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
•
if there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could be subject to investigations, litigation, costs, penalties and business losses;
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
•
our success depends, in part, on our ability to successfully obtain and maintain regulatory approval for our products;
•
disruptions at the United States (“U.S.”) Food and Drug Administration (the “FDA”), the U.S. Securities and Exchange Commission (“SEC”) and other government agencies could negatively impact our business;
•
we may not be able to successfully expand our research and development (“R&D”) pipeline or our commercial product portfolio, which could limit our growth potential;
•
we are subject to risks related to the manufacture of our products;
•
we rely on third parties to provide goods and services in connection with the manufacture and distribution of the products we manufacture;
•
our success largely depends upon our ability to attract, recognize and retain key personnel, and the loss of key personnel may materially and adversely impact our business;
•
patent and other IP protection for our products is key to our business and our competitive position but is uncertain;
•
uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers;
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
•
the U.S. Internal Revenue Service (“IRS”) may not agree with our conclusion that we should be treated as a foreign corporation for U.S. federal income tax purposes;
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

The material and other risks and uncertainties summarized above should be read together with the text of the full risk factors in “Item 1A—Risk Factors” in this Annual Report and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, and in other documents that we file with the SEC. If any such material or other risks and uncertainties actually occur, our business, financial condition, cash flows or results of operations could be materially and adversely affected. The risks and uncertainties summarized above or described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows or results of operations.

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

The following are trademarks of the respective companies listed: ABILIFY®, ABILIFY ASIMTUFII® and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); AMPYRA®—Acorda Therapeutics, Inc. (“Acorda”); ANJESO®—Baudax Bio, Inc.; ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO® and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, TYSABRI® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BRIXADI®—Braeburn Inc.; BRIUMVI®—TG Therapeutics, Inc.; BUNAVAILTM—BioDelivery Sciences; CAMPRAL®—Merck Sante; CAPLYTA®—Intra-Cellular Therapies, Inc.; COPAXONE® and UZEDY®—Teva Pharmaceutical Industries Ltd. (together with its affiliates, “Teva”) ; EXTAVIA®, GILENYA®, and MAYZENT®—Novartis AG; BYANNLI®, CABENUVA®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, PONVORY®, RISPERDAL CONSTA®, TREVICTA® and XEPLION®—Johnson & Johnson or its affiliated companies; FAMPYRATM—Merz Pharmaceuticals, LLC; MAVENCLAD®—Merck KGaA, REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); REXULTI®—H. Lundbeck A/S plc; PERSERIS®, SUBOXONE®, SUBUTEX® and SUBLOCADE®—Indivior plc (or its affiliates); RYKINDO®—Luye Pharma Group; VRAYLAR®— Forest Laboratories, LLC; COBENFY® and ZEPOSIA®—Bristol-Myers Squibb Company; ZUBSOLV®—Orexo US, Inc.; and ZYPREXA® and ZYPREXA RELPREVV®—Eli Lilly and Company (“Lilly”). Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® or ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia and bipolar I disorder, and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy and idiopathic hypersomnia. Headquartered in Ireland, we also have a corporate office and R&D center in Massachusetts and a manufacturing facility in Ohio.

Marketed Products

The key marketed products discussed below have generated, or are expected to generate, significant revenues for us. See the section entitled “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for these marketed products.

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

Proprietary Products

We have developed and now commercialize products designed to help address the unmet needs of people living with opioid dependence, alcohol dependence, schizophrenia and bipolar I disorder. See the section entitled “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for our proprietary products.

ARISTADA and ARISTADA INITIO

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

In December 2024, U.S. Patent No. 12,180,164 relating to ARISTADA and ARISTADA INITIO was granted. The patent has claims to the metabolite N-hydroxymethyl aripiprazole and expires in 2030.

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

In January 2025, U.S. Patent No. 12,194,035 relating to LYBALVI was granted. The patent has claims to methods of treatment that cover LYBALVI and expires in 2031.

What is schizophrenia?

See the disease state description in the section entitled “ARISTADA and ARISTADA INITIO” in “Item 1—Business” in this Annual Report.

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

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2023 U.S. National Survey on Drug Use and Health, an estimated 5.4 million people aged 18 or older in the U.S. had an opioid use disorder* in the prior year. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2023 U.S. National Survey on Drug Use and Health, an estimated 28.1 million people aged 18 or older in the U.S. had an alcohol use disorder* in the prior year. Adherence to medication is particularly challenging with these disease states.

*

In 2013, with the publication of the Diagnostic Statistical Manual (“DSM”) 5, the DSM-IV diagnoses of substance use disorders as either dependence or abuse (i.e., opioid dependence or alcohol dependence), which reflects the approved indications of VIVITROL, were subsumed under a new diagnostic category of “substance use disorders” (i.e., opioid use disorder or alcohol use disorder) with three categories of disorder severity—mild, moderate or severe. In determining the applicability of treatments for DSM-IV conditions to persons diagnosed according to DSM-5, one study found agreement between the DSM-IV diagnoses of alcohol dependence and opioid dependence and moderate to severe alcohol use disorder and opioid use disorder, respectively, under DSM-5.

Licensed Products and Products Using Our Proprietary Technologies

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. See the section entitled “Proprietary Technology Platforms” and “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to our proprietary technologies and the IP protection for these products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products under our collaborative arrangements with these third parties. Such arrangements include, among others, the following:

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA TRINZA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

What is schizophrenia?

See the disease state description in the section entitled “ARISTADA and ARISTADA INITIO” in “Item 1—Business” in this Annual Report.

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

What is schizophrenia?

See the disease state description in the section entitled “ARISTADA and ARISTADA INITIO” in “Item 1—Business” in this Annual Report.

Licensed Product

VUMERITY

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that is approved in the U.S., the EU and several other countries for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the section entitled “Collaborative Arrangements—Biogen” in “Item 1—Business” in this Annual Report. For a discussion of legal proceedings related to certain of the patents covering VUMERITY, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Item 1A—Risk Factors” in this Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

What is multiple sclerosis?

Multiple sclerosis (“MS”) is an unpredictable, often disabling disease of the central nervous system (“CNS”), which interrupts the flow of information within the brain, and between the brain and body. MS symptoms can vary over time and from person to person. Symptoms may include extreme fatigue, impaired vision, problems with balance and walking, numbness or pain and other sensory changes, bladder and bowel symptoms, tremors, problems with memory and concentration and mood changes, among others. Approximately 2.5 million people worldwide have MS, and most are diagnosed between the ages of 15 and 50.

Key Development Program

Our R&D is focused on the development of innovative medicines in the field of neuroscience that are designed to address unmet patient needs. As part of our ongoing R&D efforts, we have devoted, and will continue to devote, significant resources to conducting preclinical work and clinical studies to advance the development of new pharmaceutical products. The discussion below highlights our current key development program. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in “Item 1A—Risk Factors” in this Annual Report. See the section entitled “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for our key development program.

ALKS 2680

ALKS 2680 is a novel, investigational, oral, selective orexin 2 receptor agonist in development as a once-daily treatment for narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia. Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of ALKS 2680 was previously evaluated in a phase 1 study in healthy volunteers and patients with narcolepsy type 1, narcolepsy type 2 and idiopathic hypersomnia and is currently being evaluated in two phase 2 studies: Vibrance-1 in patients with narcolepsy type 1 and Vibrance-2 in patients with narcolepsy type 2. We expect to initiate Vibrance-3, a phase 2 study in patients with idiopathic hypersomnia, in the first half of 2025.

Collaborative Arrangements

We have entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access or provide access to, technological, financial, marketing, manufacturing and other resources, including the arrangements described below.

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

Janssen may terminate the license agreement in whole or in part upon three months’ notice to us. We and Janssen have the right to terminate the agreement upon a material breach of the other party which is not cured within a certain time period, or upon the other party’s bankruptcy or insolvency. In November 2021, we received notice from Janssen of partial termination of the license agreement, following which Janssen ceased paying us royalties related to U.S. sales of INVEGA SUSTENNA, INVEGA TRINZA and INVEGA HAFYERA. In April 2022, we commenced binding arbitration proceedings related to, among other things, Janssen’s partial termination of this license agreement and Janssen’s royalty and other obligations under the agreement. In May 2023, the arbitral tribunal (the “Tribunal”) in the arbitration proceedings issued a final award (the “Final Award”) that served to reinstate the Janssen royalties and required payment by Janssen of back royalties and interest for amounts owed but not yet paid since the effective date of the partial termination. The Final Award also provided, among other things, that we were entitled to royalty revenues from Janssen related to net sales of INVEGA SUSTENNA through August 20, 2024, INVEGA TRINZA through the second quarter of 2030 (but no later than May 2030 when the license agreement expires) and INVEGA HAFYERA through May 2030 (when the license agreement expires).

RISPERDAL CONSTA

Under a product development agreement, we collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to us for the development of RISPERDAL CONSTA, and Janssen is responsible for securing all necessary regulatory approvals for the product.

Under two license agreements, we granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under our license agreements with Janssen, we receive royalty payments equal to 2.5% of Janssen’s end-market net sales of RISPERDAL CONSTA in each country where the license is in effect based on the quarter when the product is sold by Janssen. This royalty may be reduced in any country based on lack of patent coverage and significant competition from generic versions of the product. Janssen can terminate the license agreements upon 30 days’ prior written notice to us. Either party may terminate the license agreements by written notice following a breach which continues for 90 days after the delivery of written notice thereof or upon the other party’s insolvency. The licenses granted to Janssen expire on a country-by-country basis upon the later of (i) the expiration of the last patent claiming the product in such country or (ii) 15 years after the date of the first commercial sale of the product in such country, provided that in no event will the license granted to Janssen expire later than the twentieth anniversary of the first commercial sale of the product in each such country, with the exception of Canada, France, Germany, Italy, Japan, Spain and the United Kingdom, in each case, where the 15-year minimum shall pertain regardless. After expiration, Janssen retains a non-exclusive, royalty-free license to manufacture, use and sell RISPERDAL CONSTA.

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

Revenues from our collaborative arrangements with Janssen accounted for approximately 17%, 31% and 15% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Biogen

Under a license and collaboration agreement with Biogen, we granted Biogen a worldwide, exclusive, sublicensable license to develop, manufacture and commercialize VUMERITY and other products covered by patents licensed to Biogen under that agreement.

Under this license and collaboration agreement, we received an upfront cash payment and milestone payments related to the achievement of certain milestones. We are also eligible to receive additional payments upon achievement of certain milestones, including milestones relating to the first two products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement.

In addition, we receive a 15% royalty, subject to increases for VUMERITY manufactured and/or packaged by Biogen or its designees, on worldwide net sales of VUMERITY. We are also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products are subject to customary reductions, as set forth in the license and collaboration agreement.

Following FDA approval of VUMERITY and except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the license and collaboration agreement with Biogen, pursuant to which Biogen has conducted a technology transfer and, following an agreed manufacturing transition period, has elected to assume responsibility for the manufacture (itself or through a designee) of clinical and commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of product that is manufactured by Biogen or its designee. In May 2024, we completed the sale of our research and development business and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) where VUMERITY is manufactured. In connection with the sale of the Athlone Facility, we have entered into a subcontracting arrangement with the purchaser of the Athlone Facility for the manufacture of VUMERITY through the manufacturing transition period, which may continue through the end of 2025.

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

Revenues from Biogen related to this license and collaboration agreement accounted for approximately 9%, 8% and 10% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Manufacturing and Product Supply

We own and occupy a manufacturing facility in Wilmington, Ohio. We either purchase active pharmaceutical ingredient (“API”) from third parties or receive it from our third-party licensees to manufacture products using our technologies. The manufacture of our products for clinical trials and commercial use is subject to Current Good Manufacturing Practices (“cGMP”) regulations and other regulations. Our manufacturing and development capabilities include formulation through process development, scale-up and full-scale commercial manufacturing and specialized capabilities for the development and manufacture of controlled substances.

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

Our supply chain includes an external network of third-party service providers involved in the manufacture of our products whose manufacturing facilities and processes are, like ours, subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of API, raw materials, or components, or in the manufacture, fill-finish, packaging, or storage of our marketed or development products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to manufacture and market our products or advance our development efforts, as the case may be.

In May 2024, we completed the sale of our Athlone Facility and related business to Novo Nordisk (“Novo”) and entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which may continue through the end of 2025. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “We rely on third parties to provide goods and services in connection with the manufacture and distribution of the products we manufacture” and “We are subject to risks related to the manufacture of our products.”

Marketed Products

We manufacture ARISTADA, ARISTADA INITIO, LYBALVI, VIVITROL and microspheres for RISPERDAL CONSTA at our Wilmington, Ohio facility. We outsource our packaging operations for ARISTADA, ARISTADA INITIO, LYBALVI and VIVITROL to third-party contractors. Janssen is responsible for packaging operations for RISPERDAL CONSTA. Our Wilmington, Ohio facility has been inspected by U.S., European (including the UK Medicines and Healthcare products Regulatory Agency), Chinese, Japanese, Brazilian, Turkish, Russian and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing. For more information about our Wilmington, Ohio manufacturing facility, see “Item 2—Properties” in this Annual Report.

We have entered into subcontracting arrangements for the manufacture of several products in the Athlone Facility that are marketed by third parties, including VUMERITY. This facility has been inspected by regulatory authorities of numerous jurisdictions for compliance with required cGMP standards for continued commercial manufacturing.

Clinical Products

We manufacture clinical supplies of injectable extended-release products and solid dosage form products at our Wilmington, Ohio facility. We have also contracted with third-party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of our products or components of our products for clinical use.

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

Permits and Regulatory Approvals

We hold various permits, registrations, approvals and/or licenses in respect of our manufacturing and related activities. The primary licenses held in this regard are FDA Registrations of Drug Establishment, and licenses from the Drug Enforcement Administration of the U.S. Department of Justice (the “DEA”). We also hold various authorizations, licenses and certificates from the Health Products Regulatory Authority in Ireland, including an Investigational Medicinal Products Manufacturers Authorization (No. IMP074/00002) and a Manufacturers Authorization (No. M13297/00001) in respect of our offices located in Dublin, Ireland, and a Manufacturers Authorization (No. M13297/00002), in respect of the Athlone Facility, pending completion of updates to applicable product filings. We also hold current GMP certificates associated with each of these authorizations. Due to certain U.S. state law requirements, we also hold state licenses to cover distribution activities conducted in certain states where required. Additional Manufacturer Authorizations that we previously held in respect of the Athlone Facility were transferred to Novo with the sale of the facility and related business in May 2024.

We do not generally act as the marketing authorization holder for products incorporating our technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant marketing authorization from the FDA or other relevant regulatory authority, and we support this authorization as needed, including by furnishing a copy of the product’s Drug Master File, or chemistry, manufacturing and controls data, to the relevant regulator. We generally update this information annually with the relevant regulator. In other cases where we have developed proprietary products, such as VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI, we hold the marketing authorization and related regulatory documentation ourselves.

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

Our sales force for VIVITROL in the U.S. consisted of approximately 105 individuals as of December 31, 2024. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2024 to McKesson Corporation, Cardinal Health and Cencora, Inc. (formerly known as Amerisource Bergen, “Cencora”) represented approximately 34%, 21% and 16%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. consisted of approximately 355 individuals as of December 31, 2024. ARISTADA, ARISTADA INITIO and LYBALVI are primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2024 to McKesson Corporation, Cardinal Health and Cencora represented approximately 38%, 32% and 23%, respectively, of total ARISTADA and ARISTADA INITIO gross sales. Product sales of LYBALVI during the year ended December 31, 2024 to McKesson Corporation, Cardinal Health and Cencora represented approximately 35%, 32% and 29%, respectively, of total LYBALVI gross sales.

ICS, a division of Cencora, provides warehousing, shipping and administrative services for VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI.

Under our license agreements with Janssen, Biogen and other licensees and sublicensees, the licensees and sublicensees are typically responsible for the commercialization of any products developed under their respective agreements if and when regulatory approval is obtained.

Competition

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources, such as research institutions and biopharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our licensees, who control the commercialization of products from which we receive manufacturing and/or royalty revenues. In some cases, these competitors may be working to develop and market other products, systems, or other methods of preventing or reducing disease, or new small-molecule or other classes of drugs.

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. In many cases, there are already products on the market that may be in direct competition with our commercial products or products in development. In addition, there are many companies developing products for use in similar indications or with similar technologies to ours with whom we and our licensees compete, many of whom are larger and have significantly greater financial, operational and other resources than we do. Other smaller or earlier stage companies may also prove to be significant competitors, whether through focused or more abbreviated development programs, or collaborative arrangements with large, established companies. Some of the products being developed by our competitors are being designed to work differently than our products and may prove to be safer or more effective than our products or achieve regulatory approval and be commercialized earlier than our products, which may render our products or technology platforms obsolete or noncompetitive or make it more challenging for us to commercialize our products. With respect to our products, we believe that our ability to successfully compete will depend on, among other things, the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products; the efficacy, safety and reliability of our products compared to competing or alternative products; product acceptance by, and preferences of, physicians, other healthcare providers and patients; our ability to comply with applicable laws, regulations and regulatory requirements with respect to the manufacture and/or commercialization of our products, including any changes or increases to regulatory restrictions; protection of our proprietary rights relating to our products; our ability to obtain reimbursement for our products; our ability to complete clinical development and obtain regulatory approvals for our products, and the timing and scope of any such regulatory approvals; our ability to successfully manufacture and provide a reliable supply of commercial quantities of a product to the market; and our ability to recruit, retain and develop skilled employees.

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including but not limited to technology from Pharmathen S.A., which underpins aripiprazole formulations in development, and technology underpinning Teva’s once every two weeks injectable microsphere formulation, each for the treatment of schizophrenia. In the treatment of schizophrenia, ARISTADA, the long-acting INVEGA products and RISPERDAL CONSTA compete with each other and a number of other injectable products, including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; ABILIFY ASIMTUFII (aripiprazole), a once-every-two-months injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; PERSERIS (risperidone for extended release injectable suspension), a once-monthly formulation of risperidone marketed by Indivior plc; RYKINDO (risperidone), a once-every-two-weeks injectable formulation of risperidone developed by Luye Pharma Group; UZEDY (risperidone) extended-release injectable suspension, for subcutaneous use, developed and marketed by MedinCell S.A. and Teva; and generic versions of branded injectable products.

In the treatment of schizophrenia, LYBALVI competes with other oral antipsychotic products, including CAPLYTA (lumateperone) developed and marketed by Intra-Cellular Therapies, Inc.; REXULTI (brexpiprazole), which is co-marketed by Otsuka Pharm Co. and H. Lundbeck A/S plc; VRAYLAR (cariprazine), which is marketed and sold by Abbvie Inc.; COBENFY (xanomeline and trospium chloride), which is marketed and sold by Bristol-Myers Squibb Company; other oral compounds currently on the market; and generic versions of branded oral products. Other pharmaceutical companies are developing products for the treatment of schizophrenia that, if approved by the FDA, would compete with LYBALVI.

In the treatment of bipolar I disorder, LYBALVI and RISPERDAL CONSTA compete with antipsychotics such as oral aripiprazole; VRAYLAR; ABILIFY MAINTENA; ABILIFY ASIMTUFII; CAPLYTA; RYKINDO; risperidone; quetiapine; olanzapine; and ziprasidone. Other pharmaceutical companies are developing products for the treatment of bipolar I disorder that, if approved by the FDA, would compete with LYBALVI.

In the treatment of alcohol dependence, VIVITROL competes with generic acamprosate calcium (also known as CAMPRAL) and generic disulfiram (also known as ANTABUSE) as well as currently marketed drugs, including generic drugs, also formulated from naltrexone. Other pharmaceutical companies are developing products that have shown some potential in treating alcohol dependence that, if approved by the FDA, would compete with VIVITROL.

In the treatment of opioid dependence, VIVITROL competes with SUBOXONE (buprenorphine HCl/naloxone HCl dehydrate sublingual tablets), SUBOXONE (buprenorphine/naloxone) Sublingual Film, SUBUTEX (buprenorphine HCl sublingual tablets) and SUBLOCADE (once-monthly buprenorphine extended-release injection), each of which is marketed and sold by Indivior plc; BUNAVAIL buccal film (buprenorphine and naloxone) marketed by BioDelivery Sciences; ZUBSOLV (buprenorphine and naloxone) marketed by Orexo US, Inc.; and BRIXADI (buprenorphine) extended-release injection for subcutaneous use (CIII), marketed by Braeburn Inc. VIVITROL also competes with methadone, oral naltrexone and generic versions of SUBUTEX and SUBOXONE sublingual tablets. Other pharmaceutical companies are developing products that have shown potential in treating opioid dependence that, if approved by the FDA, would compete with VIVITROL.

In the treatment of MS, VUMERITY competes with AVONEX (interferon beta-1a), TYSABRI (natalizumab), TECFIDERA (dimethyl fumarate), and PLEGRIDY (peginterferon beta-1a) from Biogen; OCREVUS (ocrelizumab) from Genentech; BETASERON (interferon beta-1b) from Bayer HealthCare Pharmaceuticals; COPAXONE (glatiramer acetate) from Teva; REBIF (interferon beta-1a) and MAVENCLAD (cladribine) from EMD Serono, Inc.; GILENYA (fingolimod), EXTAVIA (interferon beta-1b) and MAYZENT (siponimod) from Novartis AG; AUBAGIO (teriflunomide) and LEMTRADA (alemtuzumab) from Sanofi-Aventis; ZEPOSIA (ozanimod) from Bristol-Myers Squibb Company; PONVORY (ponesimod) from Janssen; and BRIUMVI (ublituximab-xiiy) from TG Therapeutics, Inc.

With respect to our NanoCrystal technology, we are aware that other technology approaches similarly address poorly water-soluble drugs. These approaches include nanoparticles, cyclodextrins, lipid-based self-emulsifying drug delivery systems, dendrimers and micelles, among others, any of which could limit the potential success and growth prospects of products incorporating our NanoCrystal technology. In addition, there are many competing technologies to our OCR technology, some of which are owned by large pharmaceutical companies with drug delivery divisions or other, smaller drug-delivery-specific companies.

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

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
10,351,529	ARISTADA; ARISTADA INITIO	2030
11,518,745	ARISTADA; ARISTADA INITIO	2030
12,180,164	ARISTADA; ARISTADA INITIO	2030
11,273,158	ARISTADA; ARISTADA INITIO	2039
9,034,867	ARISTADA	2032
10,226,458	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
10,342,877	ARISTADA	2033
10,639,376	ARISTADA	2033
11,097,006	ARISTADA	2033
11,969,469	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,238,651	ARISTADA	2035
10,478,434	ARISTADA	2035
10,813,928	ARISTADA	2035
10,973,816	ARISTADA	2035
11,406,632	ARISTADA	2035
11,883,394	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035
10,688,091	ARISTADA INITIO	2035
10,849,894	ARISTADA INITIO	2035
11,115,552	ARISTADA INITIO	2035

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

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

Our NanoCrystal technology patent portfolio, licensed to Janssen, contains a number of granted patents and pending patent applications throughout the world, including in the U.S. and in countries outside of the U.S. The latest to expire of the patents subject to our license agreement expires in 2030 in the U.S., the EU and certain other countries. In addition, Janssen has other patents not subject to our license agreement, including, among others, one that covers INVEGA TRINZA in the U.S. and expires in 2036 and two that cover INVEGA HAFYERA in the U.S. and expire in 2041. For a discussion of legal proceedings related to patents covering INVEGA TRINZA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

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

LYBALVI

We own or have a license to U.S. and worldwide patents and patent applications that cover a class of compounds that includes the opioid modulators in LYBALVI. In addition, we own U.S. and worldwide patents and patent applications that claim formulations and methods of treatment that cover LYBALVI. The principal owned or licensed U.S. patents for LYBALVI and their expiration dates are as follows:

U.S. Patent No.	Product Covered	Expiration Date
7,262,298	LYBALVI	2025
8,680,112	LYBALVI	2030
9,119,848	LYBALVI	2031
10,005,790	LYBALVI	2031
9,126,977	LYBALVI	2031
9,517,235	LYBALVI	2031
9,943,514	LYBALVI	2031
10,300,054	LYBALVI	2031
10,716,785	LYBALVI	2031
11,185,541	LYBALVI	2031
11,241,425	LYBALVI	2031
11,351,166	LYBALVI	2031
11,793,805	LYBALVI	2031
12,194,035	LYBALVI	2031
8,778,960	LYBALVI	2032
11,707,466	LYBALVI	2041
11,951,111	LYBALVI	2041

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

We try to protect our proprietary position by filing patent applications in the U.S. and in other countries related to our proprietary technologies, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, such patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed outside the scope of our patents. The laws of certain countries do not protect our IP rights to the same extent as the laws of the U.S.

We also rely on trade secrets, know-how and inventions, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to such information, such as our corporate partners, collaborators, licensees, employees and consultants. However, any of these parties may breach such agreements and may disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other invention not protected by a patent were to be disclosed to, or independently developed by, a competitor, such event could materially adversely affect our business, financial condition, cash flows and results of operations. For more information, see “Item 1A—Risk Factors” in this Annual Report.

Our trademarks, including VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI, are important to us and are generally covered by trademark applications or registrations with the U.S. Patent and Trademark Office (the “USPTO”) and the patent or trademark offices of other countries. Our licensed products and products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks for INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson or its affiliated companies and VUMERITY, which is a registered trademark of Biogen (and used by us under license). Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

Clinical Trials: Clinical trials involve the administration of an investigational drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another and, depending upon the nature of the clinical program, a specific phase or phases may be skipped altogether. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the applicable IND.

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

In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a New Drug Application (“NDA”) or a Biologics License Application (“BLA”), depending on the nature of the product. The NDA or BLA also include information pertaining to the chemistry, manufacturing and controls (“CMC”) of the product as well as the proposed product packaging and labeling. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application if it is not considered sufficiently complete to permit a review and will inform the applicant of the reason for the refusal. The applicant may then resubmit the application and include supplemental information.

Once an NDA or BLA is accepted for filing, the FDA has 10 months, under its standard review process, within which to review the application (for some applications, the review process is longer than 10 months). For drugs that, if approved, would represent a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications, the FDA may assign “priority review” designation and review the application within six months of filing. The FDA has additional review pathways to expedite development and review of new drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs, including: “Fast Track,” “Breakthrough Therapy,” and “Accelerated Approval.” However, none of these expedited pathways ensure that a product will receive FDA approval in a timely manner or at all.

As part of its review, the FDA may refer the application to an advisory committee for independent advice on questions related to the development of the drug, recommendation as to whether the application should be approved or other guidance that the FDA may seek. The FDA is not bound by the recommendation of an advisory committee; however, historically, it has often followed such recommendations. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, a patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to support the safe use of the drug.

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

In addition, the FDA regulates all advertising and promotional activities for products under its jurisdiction. A company can make only those claims relating to safety and efficacy that are consistent with FDA regulation and guidance, and the product’s approved label. However, physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling. Such off-label uses are common across certain medical specialties and often reflect a physician’s belief that the off-label use is the best treatment for a particular patient. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA and the U.S. Department of Justice, corrective advertising and the full range of civil and criminal penalties available to the FDA and the U.S. Department of Justice.

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

Good Manufacturing Practices

The FDA, the EMA, the competent authorities of the EU member states and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical products prior to approving a product. Once approval from a regulatory agency is obtained, if a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. Companies also must adhere to cGMP and product-specific regulations enforced by the FDA and other regulatory agencies both in the manufacture of clinical product and following product approval. The FDA, the EMA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval of a product and may also request that certain information or records be provided in writing for review in lieu of an on-site visit. If, as a result of these inspections or records reviews, it is determined that our equipment, facilities or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Orphan Drug Act

Under the Orphan Drug Act, the FDA may designate drugs or biologics for relatively small patient populations as orphan drugs. FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with the FDA. If a product is approved for its orphan designated use, it may be entitled to Orphan Drug Exclusivity (“ODE”), which blocks the FDA from approving for seven years any other application for a product that is the same drug for the same indication. ODE does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication.

Sales and Marketing

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the broad scope of the U.S. statutory provisions, the general absence of guidance in the form of regulations, and few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In addition, federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the U.S. government under the False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed. See “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “If there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could be subject to investigations, litigation, costs, penalties and business losses,” “Revenues generated by sales of our products depend, in part, on the availability from third-party payers of reimbursement for our products and the extent of cost-sharing arrangements for patients (e.g., patient co-payment, co-insurance, deductible obligations) and cost-control measures imposed, and any reductions in payment rate or reimbursement or increases in our or in patients’ financial obligation to payers could result in decreased sales of our products and/or decreased revenues” and “The clinical study or commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our products, business and share price.”

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us, are required to provide ASP information to CMS on a quarterly basis. This information is used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage. These rates are adjusted periodically. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties for each misrepresentation and for each day in which the misrepresentation was applied.

Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician) and certain physician-administered drugs reimbursed under a pharmacy benefit. Medicare Part D also covers the prescription drug benefit for dual eligible beneficiaries. Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. The Medicare Part D benefit has distinct phases, where the share of drug costs paid by Medicare Part D enrollees, the Medicare Part D prescription drug plan, drug manufacturers and Medicare varies. Prior to 2025, the phases consisted of the deductible phase, the initial coverage phase, the coverage gap and the catastrophic coverage phase and, except for dual eligible Medicare Part D beneficiaries who qualified for low-income subsidies, drug manufacturers, including us, were required to provide a seventy percent (70%) discount on our brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reached the coverage gap in their drug benefits. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) made substantial changes to the Medicare Part D benefit design and replaced the manufacturer coverage-gap discount program with a new manufacturer discount program that took effect in January 2025. Under the new discount program, the Medicare Part D benefit phases consist of the deductible phase, the coverage phase and the catastrophic coverage phase, and drug manufacturers must provide a ten percent (10%) discount on their brand name prescription drugs utilized by Medicare Part D beneficiaries during the initial coverage phase and a twenty percent (20%) discount during the catastrophic coverage phase. For manufacturers that meet the definition of a “specified manufacturer,” the Inflation Reduction Act provides for Medicare Part D discounts to be phased in over time, starting with a one percent (1%) discount in the initial coverage phase and a one percent (1%) discount in the catastrophic coverage phase in 2025. These discount amounts increase each year, stepping up to a ten percent (10%) discount in the initial coverage phase in 2029 and a twenty percent (20%) discount in the catastrophic coverage phase in 2031. Alkermes meets the criteria of a “specified manufacturer” and, therefore, will follow the phase-in schedule for discounts to the Medicare Part D program.

Federal law also requires that any company that participates in the Medicaid Drug Rebate Program (“MDRP”) also participate in the Public Health Services’ (including the Indian Health Services, “PHS”) pharmaceutical pricing program (the “340B program”), in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs. These 340B covered entities include certain qualifying community health clinics, a variety of entities that receive health services grants from the Public Health Service, and multiple categories of hospitals, including children’s hospitals, critical access hospitals, free standing cancer hospitals and hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the MDRP. A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. The scope and implementation of the 340B program continue to be the subject of legislative and regulatory interest and ongoing litigation, the outcomes of which are difficult to predict.

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

In addition, in January 2016, CMS released the final Medicaid covered outpatient drug regulation, which became effective in April 2016. This regulation implements those changes made by the Patient Protection and Affordable Care Act (the “PPACA”) to the Medicaid drug rebate statute in 2010 and addresses a number of other issues with respect to the Medicaid program, including, but not limited to, the eligibility and calculation methodologies for AMP and best price, and the expansion of Medicaid rebate liability to include Medicaid managed care organizations. The final Medicaid covered outpatient drug regulation established two calculation methodologies for AMP: one for drugs generally dispensed through retail community pharmacies (“RCP”) and one for so-called “5i drugs” (inhaled, infused, instilled, implanted or injectable drugs) “not generally dispensed” through RCPs. The regulation further made clear that 5i drugs would qualify as “not generally dispensed” and, therefore, able to use the alternative AMP calculation, if not more than thirty percent (30%) of their sales were to RCPs or to wholesalers for RCPs. The primary difference between the two AMP calculations is the requirement to include in AMP, for those qualifying 5i drugs not generally dispensed through RCPs, certain payments, rebates and discounts related to sales to non-RCPs; such inclusion often leads to a lower AMP. The decision of which AMP calculation a product is eligible to use must be made and applied on a monthly basis based on the percentage of sales of such product to RCPs or to wholesalers for RCPs.

In September 2024, CMS released a final rule titled “Medicaid Program: Misclassification of Drugs, Program Administration and Program Integrity Updates Under the Medicaid Drug Rebate Program,” the provisions of which generally took effect in November 2024. The rule includes several provisions affecting manufacturers that participate in the MDRP, including, but not limited to, addressing manufacturer misclassification of their products in reports required by the MDRP, imposing a 12-quarter deadline for manufacturer disputes or audits of state rebate invoices, and modifying the definition of “covered outpatient drugs” for which manufacturers are required to pay rebates to include certain drugs administered in inpatient settings where the drug is part of an inclusive payment, such inclusive payment includes an amount attributable to the drug and the number of units of the drug administered to the patient, and where the amount paid that is attributable to the drug is based on a reimbursement methodology included in the applicable state plan.

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

Human Capital Resources

As a global biopharmaceutical company focused on developing innovative medicines in the field of neuroscience, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional infrastructure designed to support product development from discovery through commercialization and lifecycle management. We seek to attract, hire, develop, recognize and retain qualified and highly skilled employees with experience in areas such as R&D, including early discovery, medicinal chemistry, translational medicine, formulation development, and clinical trials operations capabilities; IP prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access, among other areas. Competition for such personnel in our industry and the geographic regions in which we operate is intense, with numerous companies also developing, launching or marketing products, including products against which our products directly compete. We are committed to supporting our employees’ well-being in a transparent, diverse, inclusive, and collaborative environment and to providing them with access to training, support and resources intended to help them succeed professionally, while balancing their professional and personal lives.

As of February 7, 2025, we had approximately 1,800 full time employees, of which approximately 1,700 were based in the U.S. and 100 were based in Ireland. Our 2024 global voluntary attrition rate of 9.6% was below industry benchmarks. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

We are an equal opportunity employer and fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principles of equal employment opportunity and other legitimate criteria without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable laws.

In recognition of the value of our employees and their important contributions to the achievement of our business objectives, we offer market-competitive comprehensive total rewards packages, including bonus opportunities at all levels tied to individual and company performance, and for employees at certain levels, company equity opportunities. We are committed to designing and managing our pay programs and decisions to support equitable pay for all employees. We have established our compensation programs based on market and benchmark data and strive to pay all employees equitably, taking into consideration factors such as their role, skills, abilities and relevant experience. We routinely monitor our pay programs in order to respond to market trends and maintain equity within our workforce. We offer our employees healthcare and retirement savings plan benefits, paid time off, tuition reimbursement and other benefits designed to support healthy lifestyle choices, financial well-being and work-life balance.

In support of our business, we seek to cultivate a work environment that reflects collaboration, respect for each voice, and unwavering commitment, and strengthens the sense of belonging among our employees. Reflecting the needs of our employees, we have established a global steering committee, comprised of representatives from all of our locations (including field-based employees), focused on creating connections, fostering conversations, and helping to support alignment of our efforts across the range of perspectives within our organization. We have collaborated with our employees to create five employee resource groups, or ERGs: Limitless, a network to support people impacted by disability or illness; MOSAIC, a multicultural network; Operation Salute, a network to support active duty military members, veterans and their families; Pride@Work, an LGBTQ+ and allies network; and Women Inspired Network (WIN), a women’s network. These ERGs, which are open to all employees, share a common purpose of supporting and enhancing the inclusiveness of our company culture and providing opportunities for professional development, networking, learning and building deeper connections within Alkermes.

We encourage active employee engagement to help ensure that employees feel part of our mission and that they have a voice in the Alkermes community. Since 2017, we have conducted periodic employee engagement surveys to understand employee sentiment regarding, and satisfaction with, their work and experience at Alkermes, and have used, and plan to continue to use, the data collected to help inform and evolve our human capital management strategy and initiatives. We survey employees at least annually, which allows our employees to share their insights on a regular basis and provides us with opportunities to regularly assess and address employee feedback. As many of our office-based employees have adapted to a hybrid work model, we have continued to implement our expanded employee communications strategies to keep all employees connected and informed.

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

We ask our employees to help us promote and sustain workplace environments that are safe, productive and protective of the health and well-being of our people and in compliance with applicable laws, rules and regulations. We maintain extensive corporate environmental, health, safety and security policies, adhere to all health and safety standards set by regulators in the locations in which we operate, and routinely assess workplace risks, conduct employee trainings and monitor our sites to reduce the risk of workplace accidents. In 2024, employee health, safety and wellness continued to be of particular focus and importance for the Company.

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

Item 1A. Risk Factors

You should consider carefully the risks described below in addition to the financial and other information contained in this Annual Report, including our financial statements and related notes thereto and the matters addressed under the caption “Cautionary Note Concerning Forward-Looking Statements,” and in our other public filings with the SEC. If any events described by the following risks actually occur, such events could materially adversely affect our business, financial condition, cash flows or results of operations. This could cause the market price of our ordinary shares to materially decline. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Our Industry

We receive substantial revenue from our key proprietary products and our success depends on our ability to successfully manufacture and commercialize such products.

Sales of our proprietary products comprise a significant portion of our revenues. We developed and exclusively manufacture VIVITROL for the treatment of adults with alcohol dependence and opioid dependence, ARISTADA for the treatment of adults with schizophrenia, ARISTADA INITIO for initiation onto ARISTADA for the treatment of adults with schizophrenia, and LYBALVI for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder, and we exclusively commercialize these products in the U.S. Our success depends in large part on our ability to continue to successfully manufacture and commercialize such products in the complex markets into which they are sold. Any significant negative developments relating to these products could have a material adverse effect on our revenues from these products and, in turn, on our business, financial condition, cash flows and results of operations and the market price of our ordinary shares.

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

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. In many cases, there are already products on the market that may be in direct competition with our commercial products or products in development. In addition, there are many companies with which we and our licensees compete that are developing generic versions of our products, or products with similar technologies to ours or for use in similar indications, and many of these competitors are larger and have significantly greater financial, operational and other resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, whether through focused or more abbreviated development programs or collaborative arrangements with large, established companies. Some of the products being developed by our competitors are being designed to work differently than our products and may prove to be safer or more effective than our products or achieve regulatory approval and be commercialized earlier than our products, which may render our products or technologies obsolete or noncompetitive or make it more challenging for us to successfully commercialize our products. For a detailed discussion of the competition that we face with respect to our current marketed products, technologies and product indications, please see the section entitled “Competition” in “Item 1—Business” in this Annual Report. If we are unable to compete successfully in the highly competitive biopharmaceutical industry, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or markets outside the U.S. or that we will be able to maintain or increase sales of our products. Factors that may cause revenues from our products to grow at a slower than expected rate, decrease or cease all together, include, among others:

•
the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of current or future competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe, dispense and/or administer, and patients to use, our products;
•
unfavorable publicity concerning us, our licensees, our products, similar classes of drugs or our industry generally;

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
•
our ability to engage third parties to manufacture, package and/or distribute our products on acceptable terms, or at all;
•
the unfavorable outcome of investigations, arbitrations, litigation or other legal proceedings, including government requests for information related to one or more of our products, securities litigation, IP litigation, including so-called “Paragraph IV” litigation relating to products from which we receive revenue, litigation or other proceedings before the USPTO Patent Trial and Appeal Board (the “PTAB”) or its equivalent in other jurisdictions outside of the U.S., and any other litigation or arbitration related to any of our products;
•
regulatory developments and actions related to the manufacture, commercialization or continued use of our products, including FDA actions such as the issuance of a REMS or warning letter, or conduct of an audit by the FDA or another regulatory authority in which a manufacturing or quality deficiency is identified;
•
the extent and effectiveness of the sales, marketing and distribution support for our products, including the size of our and our licensees’ sales forces and investments in marketing strategies, and our and our licensees’ decisions as to the timing and volume of product orders and shipments, the timing of product launches, and product pricing and discounting;
•
disputes with our licensees relating to the use of our technology in, and marketing and sale of, products from which we received, or currently receive, manufacturing and/or royalty revenue and the amounts and duration of payments to be made with respect to such products;
•
exchange rate valuations and fluctuations;
•
U.S. and global political and administrative changes, conflicts and/or instability, public health matters, economic conditions and/or any related changes in applicable laws and regulations or federal and state policy efforts, that may impact resources and markets for our products or the systems and environments in which we operate; and
•
any other material adverse developments with respect to the commercialization of our products.

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

The availability of government and private reimbursement for our products and coverage restrictions that may be imposed for our products are uncertain, as is the amount for which our products will be reimbursed. Pricing and reimbursement for our products may be adversely affected by a number of factors, including: changes in, and implementation of, federal or state government regulations or private third-party payors’ reimbursement policies; pressure by employers on private health insurance plans to reduce costs; and consolidation and increasing assertiveness of payors and pharmacy benefit managers (“PBMs”) seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value. We cannot predict the availability, amount, or consistency of reimbursement for, or the prevalence and extent of other access barriers to, our products.

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

Furthermore, we may face uncertainties as a result of efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA, the Inflation Reduction Act and other legislation that impacts us, whether by legislative means or through litigation, and further potential reforms to government negotiation or regulation of drug pricing. The PPACA significantly expanded coverage of mental health and substance use disorders and provided federal parity protections to such coverage benefits. If efforts to reform or repeal PPACA, or to implement differently certain of its provisions, are successful, such efforts and proposed legislation or other future federal or state legislative or administrative changes relating to healthcare reform and drug pricing could adversely affect our business and financial results. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products. Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue, results of operations, financial condition and cash flows.

Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients' use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. In addition, pharmacy benefit managers have merged with or acquired specialty and mail order pharmacies and provider groups. This consolidation, and any further consolidation, among insurers, pharmacy benefit managers, other entities in the pharmaceutical supply chain and other payors has increased and will increase, respectively, the negotiating leverage such entities have over us and other drug manufacturers.

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

If there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could be subject to investigations, litigation, costs, penalties and business losses.

Our activities, and the activities of our licensees and third-party providers, are subject to extensive government regulation. Government regulation by various national, state and local agencies includes detailed inspections of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, adverse event reporting, sampling, distribution, recordkeeping, storage, and disposal practices, among others. Achieving and maintaining compliance with these regulations substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. Government regulatory actions, including audits, records requests and inspections of manufacturing facilities, can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for the manufacture and sale of products, and other regulatory enforcement actions, including the levying of civil fines or criminal penalties, the issuance of a warning letter, or the imposition of an injunction.

Biopharmaceutical companies have also been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible promotion of pharmaceutical products, improper payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations, violations related to anti-corruption and anti-bribery laws, and violations related to environmental matters. We have been, and may continue to be, the subject of certain government inquiries or requests for documentation. For example, we have received a subpoena and civil investigative demands from U.S. state and federal authorities for documents related to VIVITROL, and have cooperated with the government in each instance. If, as a result of government requests, proceedings are initiated, including under the U.S. federal Anti-Kickback Statute or False Claims Act, or under state False Claims Acts or other laws, and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from U.S. federal funded healthcare programs such as Medicare and Medicaid, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct. Additionally, regardless of whether or not there is merit to claims underlying any investigation or legal proceedings to which we are subject, or whether or not we are found as a result of such investigations or lawsuits to have violated any applicable laws, such lawsuits and inquiries can be expensive to defend or respond to, may divert the attention of our management and other resources that would otherwise be engaged in managing our business, and may further cause significant and potentially irreparable harm to our public reputation. While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable laws or regulations. If we or our agents fail to comply with any of those laws or regulations, a range of actions could result, including the suspension or termination of clinical trials, the failure to approve a product, restrictions on sales of our products or our manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, access to healthcare, environmental issues or product pricing and marketing, could also adversely affect our revenues, our public reputation or our potential to be profitable. For example, and as discussed above, the Inflation Reduction Act includes several provisions that will impact our business to varying degrees, including those that impose new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part B and Part D with effect beginning in 2026, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law was ambiguous. This U.S. Supreme Court decision may lead to challenges of longstanding decisions and policies of the FDA, and other federal agencies, which could lead to uncertainties in the industry and disrupt or alter such federal agencies’ operations. Any further changes in laws, regulations or decisions or in the interpretation of existing laws, regulations and decisions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We earn significant royalty revenue from sales by our licensees of our licensed products and third-party products incorporating our proprietary technologies. We also earn manufacturing revenues for products that we currently manufacture on behalf of other parties. The revenues we receive from such products depend primarily upon the success of our licensees in commercializing such products. For example, we receive substantial revenue from Janssen’s sales of XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI and RISPERDAL CONSTA, and from Biogen’s sales of VUMERITY. We have no involvement in the commercialization efforts for these and other products sold by third parties from which we receive revenue and cannot control the extent or effectiveness of such commercialization efforts. In addition, certain of these products are currently subject to ANDA litigation proceedings to which we are not a party and, if such proceedings are not resolved favorably or are settled by our licensees, generic versions of these products could be launched and there may be an adverse impact on the commercialization of these products and therefore on the revenue that we receive from sales of these products.

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

Further, certain of our license agreements may be terminated, with or without cause, or assigned in connection with a change in control or other event, and we cannot guarantee that any of these licensing relationships will continue or that our licensees will be able or willing to continue to perform their obligations, including development, commercialization or payment obligations, under such agreements. Any significant negative developments relating to our relationships with our licensees could have a material adverse effect on our business, financial condition, cash flows and results of operations and on the market price of our ordinary shares.

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

For these and other reasons that may be outside of our control, our revenues from products sold by our licensees, and any related commercial milestone payments, may fall below our expectations, the expectations of our licensees or those of our shareholders, which could have a material adverse effect on our results of operations and the market price of our ordinary shares.

Clinical trials for our products are expensive, may take several years to complete, and their outcomes are uncertain.

In order to obtain regulatory approvals for the commercial sale of any product, we or our licensees must demonstrate, through preclinical testing and clinical trials, that such product is safe and effective for use in humans. Designing, conducting and completing a clinical development program is often a lengthy, time-consuming and expensive process and the risk of a product not successfully completing full clinical development and receiving marketing approval is high. We have incurred, and we will continue to incur, substantial expenses for preclinical testing, clinical trials and other activities related to our clinical development programs.

Our preclinical and clinical development efforts may take several years or more, varying substantially with the type, complexity, novelty and intended use of the product and the clinical study designs and methodologies employed, and may not be successfully completed in a timely manner or at all. Timelines for the initiation, conduct and completion of clinical trials may be delayed by many factors, including:

•
issues with the opening, operation or inspection of a new or ongoing clinical trial site, including those located in or near geographic areas of conflict or areas impacted by political, environmental, public health or economic events;
•
delays or failures of third-party CROs and other third-party service providers and clinical investigators to manage and conduct the trials, perform oversight of the trials, including data audit and verification procedures, or to meet expected timelines;
•
an inability to recruit, enroll and retain clinical trial participants at the expected rate or at all, or to adequately follow participants after treatment;
•
safety or tolerability issues that may arise during clinical trials;
•
an inability to manufacture or obtain sufficient quantities of materials used for clinical trials; and

•
unforeseen governmental or regulatory issues or concerns, including those of the FDA and other regulatory agencies, that may impact the strategies for, and design, timelines or feasibility of, our clinical development programs.

In addition, we are currently conducting and enrolling patients in clinical studies in a number of countries where our experience is more limited and in disease areas in which we have not previously conducted clinical trials. In these instances, we must depend on third parties, including independent clinical investigators, CROs and other third-party service providers, to successfully conduct our clinical trials and to audit, verify and accurately report results from such trials. Though we do not have much control over many aspects of such third-party activities, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete planned activities on schedule or conduct our trials in accordance with regulatory requirements or our stated protocols.

The outcome of our clinical trials is uncertain. The results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of products have shown promising results in early clinical trials but subsequently failed to establish sufficient safety and/or efficacy data in later clinical trials to obtain necessary regulatory approvals.

If we and/or third parties fail to manage or conduct clinical trials in a timely manner or in accordance with study protocols or obligations or if a product fails to demonstrate clinical safety and efficacy or to possess features that may give such product a competitive commercial advantage over other products for the same indication, the development, approval and/or commercialization of our products may be delayed or prevented or less successful than anticipated, and such events could materially adversely affect our business, financial condition, cash flows and results of operations.

Preliminary, topline or interim data from our clinical trials that we may announce, publish or report from time to time may change as more patient data become available or based on subsequent audit and verification procedures, and may not be indicative of final data from such trials, data from future trials or real-world results.

From time to time, we may announce, publish or report preliminary, topline or interim data from our clinical trials. Such data are subject to the risk that one or more of the clinical outcomes may materially change as patients continue progressing through the study, as patient enrollment continues and/or as more patient data become available, and such data may not be indicative of final data from such trials, data from future trials or real-world results. In addition, such data may remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary, topline or interim data disclosed. As a result, all preliminary, topline and interim data, and data from early clinical trials with a small number of participants, should be viewed with caution until the final data or more extensive datasets are available, as applicable. Material adverse differences between preliminary, topline or interim data and final data, or initial proof-of-concept data and data from later or larger trials, could significantly harm our business, financial condition, cash flows and results of operations.

Our success depends, in part, on our ability to successfully obtain and maintain regulatory approval for our products.

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

In addition, regulation is not static, and regulatory agencies, including the FDA, evolve in their staff, interpretations and practices, including as a result of changes in government, and may impose different or more stringent requirements than currently in effect, which may adversely affect our plans for product development, manufacture and/or commercialization. The approval procedures and the time and requirements necessary to obtain and maintain approvals may also vary among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory agency does not ensure approval by regulatory agencies in other jurisdictions. In addition, the FDA or other regulatory agencies may choose not to communicate with or update us during clinical testing and regulatory review periods and the ultimate decision by the FDA or other regulatory agencies regarding drug approval or post-approval requirements may not be consistent with prior discussions with or communications from such agencies.

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

Disruptions at the FDA, the SEC and other government agencies could negatively impact our business.

Disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products, including due to changes in government, could increase the time required for new drugs to be reviewed and approved, or otherwise cause delays to the regulatory approval or post-approval processes for our products, which could adversely affect our business. The ability of the FDA or other regulatory agencies to review and approve new products or manage post-approval requirements for marketed products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times for product submissions have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if other global, political or economic conditions impact the regulatory agencies with which we interact, it could significantly impact the ability of the FDA and the SEC or other agencies to timely review and process our submissions, which could have a material adverse effect on our business.

We may not be able to successfully expand our R&D pipeline or our commercial product portfolio, which could limit our growth potential.

Our business is focused on the development and commercialization of medicines in the field of neuroscience, and we invest substantial resources toward the research and development of new potential product candidates to advance into clinical trials. Notwithstanding this investment, our development programs may not yield viable product candidates in a timely manner or at all, and our product candidates may not obtain regulatory approval, which could limit our growth potential.

In addition to our internal development programs, our strategy for pipeline and commercial portfolio expansion includes identifying and evaluating potential transactional opportunities, including mergers and acquisitions, licenses and collaborations, and development and supply, commercialization or co-promotion arrangements, among others, to acquire or license additional products, product candidates, or technologies that could be additive to our business and to our strategy to create value for our shareholders. However, such transactions are highly competitive, and many other companies may pursue the same or similar assets to those that we may consider attractive. In particular, larger companies with greater financial resources or development or commercialization capabilities may have a competitive advantage over us. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to enter into transactions on acceptable terms that would allow us to realize an appropriate return on our investment. Even if we succeed in our efforts to obtain rights to suitable products, product candidates, or technologies, the competitive business environment may result in high transaction costs, and our investment in these potential assets would remain subject to the inherent risks associated with the development and commercialization of new medicines and may not yield the growth or success that we anticipate, which could have a material adverse effect on our business and financial results and the market price of our ordinary shares.

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

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of VIVITROL, ARISTADA, ARISTADA INITIO, LYBALVI and RISPERDAL CONSTA. Due to regulatory and technical requirements, we have limited ability to shift production within our facility or to outsource any portions of our manufacturing to third parties in the event of an interruption in manufacturing or demand for manufacturing that exceeds our capacity. Any need to transition our manufacturing processes, or portions thereof, to a third party, whether due to an interruption in our manufacturing or due to demand for a product that exceeds our manufacturing capacity or otherwise, could take a significant amount of time and resources, may not be successful, and could cause significant interruption or delay in our ability to supply products.

VUMERITY and other products using our NanoCrystal or OCR technologies are currently manufactured through subcontracting arrangements at the Athlone Facility, which we previously owned and sold to Novo in May 2024. Any interruption or delay in supply from the Athlone Facility, whether resulting from issues with equipment, materials, personnel, manufacturing processes, or internal or external quality audits or reviews, or issues related to the subcontracting arrangements under which these products are manufactured, could result in delays in meeting our contractual obligations and could damage our reputation and relationships with our licensees, and result in potential loss of revenues.

Manufacturing facilities also require specialized personnel and are expensive to operate and maintain. Any interruption in manufacturing, delay in a regulatory approval or commercial launch, or recall or suspension of sales of products manufactured in our facilities, may cause operating losses as we continue to operate our facilities and retain the required specialized personnel. In addition, any significant personnel shortages at our manufacturing facilities or the Athlone Facility, whether temporary or prolonged, including shortages related to the labor market, may cause significant interruptions to our supply of products.

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

In addition, we rely heavily on the three largest pharmaceutical wholesalers in the U.S. market—Cardinal Health Inc., Cencora, and McKesson Corp—in the distribution of the products that we market and sell in the U.S. If we are unable to maintain our business relationships with these wholesalers on commercially acceptable terms, if these wholesalers experience prolonged business disruptions, if the buying patterns of these wholesalers fluctuate due to seasonality or any other reason or if wholesaler buying decisions or other factors outside of our control change, our business, financial condition, cash flows and results of operations could be materially adversely affected.

If we or our third-party providers fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and experience a reduction in sales and/or revenues.

We and the third-party providers involved in our manufacturing activities are generally required to comply with cGMP regulations and other applicable non-U.S. standards in the manufacture of our products or components of our products. Additionally, if any of our products or components of our products in the U.S. are scheduled by the DEA as controlled substances, we would also be subject to DEA regulations. We and our third-party providers are subject to unannounced inspections by the FDA and other governmental agencies to confirm compliance with all applicable laws. Any changes to our suppliers or modifications of methods of manufacturing require submission of amendments to our marketing applications to the FDA or other applicable regulatory agencies, and ultimate acceptance by such agencies of such amendments, prior to release of product to the applicable marketplace. Our inability, or the inability of our third-party providers, to demonstrate ongoing compliance with cGMP or other regulatory requirements could require us to withdraw or recall products and interrupt clinical and commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or operations or the facilities or operations of third-party providers to pass any regulatory agency inspection could significantly impair our ability to develop, obtain and maintain regulatory approval of, and commercialize or supply, products. This interruption could increase our costs, cause us to lose revenue or market share and damage our reputation with our collaboration partners or in the market generally.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S., and served to increase the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, for each facility where marketed products for certain serious diseases or conditions are manufactured, or where components of such products are manufactured, we are required to have a risk management plan in place that identifies and evaluates risks to the supply of such products or product components, which plans may be subject to review during any FDA inspection. Each of our facilities operates in accordance with a comprehensive quality management system, which includes risk assessment, preventive actions and regular review of inventory levels for each of the marketed products that we manufacture; however, the FDA may not consider our risk management program to be sufficient upon inspection and we may still experience shortages in the supply of marketed products that we manufacture, which could materially adversely affect the patients who rely on such marketed products and our business, financial condition, cash flows and results of operations. The FDA and various regulatory agencies outside the U.S. have inspected and approved our commercial manufacturing facilities. However, the FDA and any other regulatory agencies may not approve any other facility that we or our third-party providers may operate and, once approved, any of these facilities may not remain in compliance with cGMP and other regulations. Any third party we use to manufacture bulk drug product for use in the U.S. must be licensed by the FDA. Failure by us or our third-party providers to gain or maintain regulatory compliance with and approvals from the FDA or other regulatory agencies could materially adversely affect our business, financial condition, cash flows and results of operations.

Our success largely depends upon our ability to attract, recognize and retain key personnel.

Our ability to compete and succeed in the highly competitive biopharmaceutical industry and in the disease states in which we market and sell products depends largely upon our ability to attract, recognize and retain highly skilled technical, scientific, manufacturing, management, regulatory, legal, compliance and selling and marketing personnel. Each of our executive officers and all of our employees are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. We face intense competition for employees due to, among many factors, the geographic locations in which we operate and the competitive benefits and compensation practices in our industry, and in recent years, new competition as employees are increasingly able to work remotely. The loss of key personnel due to any of these factors or our inability to hire and retain personnel who have technical, scientific, manufacturing, management, regulatory, legal, compliance or commercial backgrounds could materially adversely impact our business, including the achievement of our manufacturing, research and development, commercial, financial and other operational and strategic business objectives.

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

Patent protection provides rights of exclusivity for the term of the patent. We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we try to protect our proprietary position by filing patent applications in the U.S. and elsewhere related to our proprietary product inventions and improvements that are important to our business and products. Our pending patent applications, together with those we may file in the future, or those we may license to or from third parties, may not result in patents being issued. Even if issued, such patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products or technology. Because the patent positions of biopharmaceutical companies involve complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours and those of our licensees, in the U.S. and in other important markets, remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. The development of new technologies or products may take a number of years, and there can be no assurance that any patents which may be granted in respect of such technologies or products will not have expired or be due to expire by the time such products are commercialized, or that such patents will successfully withstand any challenges during their respective terms.

Although we make reasonable efforts to protect our IP rights and to ensure that our proprietary products and technologies do not infringe the IP rights of third parties, we cannot ascertain the existence of all potentially conflicting IP claims. Therefore, there is a risk that third parties may make claims of infringement against our products or technologies. If patents exist or are issued that cover our products or technologies, we may not be able to manufacture, use, offer for sale, sell or import such products without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms, or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing, selling or importing those of our products that would require the license. Claims of IP infringement may also require that we redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement that may serve to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot, or do not, license the infringed IP on reasonable terms or at all, or substitute similar IP from another source, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.

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

Patents, if issued, may be challenged, invalidated or circumvented. As our products achieve greater commercial sales, potential competitors are more likely to seek to challenge our patents. In the biopharmaceutical industry, there has been, and we expect that there may continue to be, significant litigation, inter partes reviews (“IPRs”), post-grant reviews (“PGRs”) and administrative proceedings regarding patents and other IP rights. A third party may file an IPR, PGR, interference and/or infringement action against us, including in response to patent certifications required under the Hatch-Waxman Act, claiming that certain claims of one or more of our issued patents are invalid or that the manufacture, use, offer for sale, sale or import of our products infringed one or more of such party’s patents. For example, in December 2024, Argentum Pharmaceuticals LLC filed a request with the USPTO for ex parte reexamination of the validity of certain claims of our U.S. Patent No. 7,919,499 that covers VIVITROL, which request was granted in January 2025 and is pending. And in January 2025, Apotex Inc. filed with the USPTO a petition for IPR of certain claims of U.S. Patent No. 7,919,499 that cover VIVITROL, which petition has not yet been instituted.

In addition, we may need to enforce our IP rights against third parties who infringe on our patents and other IP or challenge our patents, patent applications or trademark applications. In the U.S., generic manufacturers of innovator drug products may file ANDAs and, in connection with such filings, certify that their products do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant, commonly known in the U.S. as “Paragraph IV” litigation, which can be expensive, protracted and distracting to management, with no certainty of success. For example, Teva entities filed an ANDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of VIVITROL and alleged that one of our Orange-Book patents related to VIVITROL is invalid, unenforceable and/or will not be infringed by Teva’s proposed product. In response, we initiated a Paragraph IV lawsuit against Teva in September 2020 to dispute such claims.

We may have to expend considerable time, effort and resources to defend such actions, and litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. In order to avoid or resolve timely and costly IP litigation or IPR, PGR or other administrative proceedings, we may enter into settlement agreements in which we grant an adverse party certain rights with respect to our IP. For example, in August 2023, following a trial in the Teva patent infringement lawsuit discussed above, we entered into a confidential settlement and license agreement (the “Settlement Agreement”) with Teva in August 2023 to resolve the proceedings between the parties. Pursuant to the terms of the Settlement Agreement, we granted Teva a non-exclusive, royalty-free, non-transferable, non-sublicensable limited license to market and sell a generic version of VIVITROL in the U.S. beginning on January 15, 2027, or earlier under certain circumstances. And in July 2019, in order to resolve an IPR instituted by Amneal with the PTAB, we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2027 or earlier under certain circumstances.

There can be no assurance that we or our licensees will prevail or settle any IP legal proceedings or disputes on favorable terms. Our and our licensees’ existing patents could be invalidated, found unenforceable or found not to cover generic forms of our or our licensees’ products. If any ANDA filers were to receive FDA approval to sell generic versions of our products or the products from which we receive revenue and/or prevail in any patent litigation with respect to such products, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

We have been, and may again be, the subject of citizen petitions or litigation that request that the FDA refuse to approve, delay or withdraw approval of, or impose additional approval requirements on our marketing applications. If successful, such petitions can significantly delay, or even prevent, the approval of the marketing application in question or cause such marketing application approval to be withdrawn. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition, or may impose additional approval or post-approval requirements as a result of such petition. These outcomes and others could adversely affect our share price as well as our ability to generate revenues from the commercialization and sale of our products and products using our proprietary technologies.

The clinical study or commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our products, business and share price.

We cannot predict whether the clinical or commercial use of our products will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. The administration of drugs in humans carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products may cause, may appear to have caused or may be claimed to have caused, injury or dangerous drug interactions, and we may not learn about or understand those claims or effects until the products have been administered to patients for a prolonged period of time. Additionally, incidents of product misuse may occur.

These events, among others, could result in product recalls or additional regulatory controls (including additional regulatory scrutiny, REMS programs, and/or requirements for additional labeling) or product liability actions. As our development activities progress and we continue to have commercial sales, our product liability insurance coverage may be inadequate to satisfy liabilities that arise, we may be unable to obtain adequate coverage at an acceptable cost or at all, or our insurer may disclaim coverage as to a future claim. This could prevent or limit the development or commercialization of our products. In addition, the reporting of adverse safety events involving our products, including instances of product misuse, and public perceptions about such events, could cause our product sales or share price to decline or experience periods of volatility. These types of events could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs’ FSS pricing program, and the Tricare program, and have obligations to report the average sales price for certain of our drugs to the Medicare program.

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

Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. Since that time, CMS has issued multiple proposed and final rules that change the Medicaid Drug Rebate Program. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies, have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective in January 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA has established an administrative dispute resolution (“ADR”) process, which is governed by a final regulation effective June 2024, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. HRSA could also decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, we have implemented a policy governing the eligibility of covered entities to purchase our products at the 340B price for shipment to a contract pharmacy. We implemented this policy out of concern that contract pharmacy arrangements are diverting the benefits of the 340B program from patients to contract pharmacies and contributing to the pervasive lack of transparency within the 340B program, rendering it difficult to identify inappropriate duplicate discounts and product diversion. Certain pharmaceutical manufacturers and the industry group, Pharmaceutical Research and Manufacturers of America (“PhRMA”) are involved in ongoing litigation with the HRSA regarding manufacturer initiatives that restrict covered entities’ ability to purchase products at the 340B program price for shipment through an unlimited number of contract pharmacies. Additionally, several states have enacted, and many other states are considering, laws that prohibit manufacturer restrictions on contract pharmacies. Certain pharmaceutical manufacturers and PhRMA have initiated litigation challenging these state laws. The outcome of pending judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain and negative legal rulings, or the passage of legislation in respect of this topic, may materially adversely impact our results of operations.

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

At December 31, 2024, our accumulated deficit was $1.0 billion, which was primarily the result of net losses incurred from continuing operations from 1987, the year Alkermes, Inc. was founded, through December 31, 2022, partially offset by net income from continuing operations over certain fiscal periods, including net income earned during the years ended December 31, 2024 and December 31, 2023.

Our ability to maintain profitability on a sustained basis will depend on our ability to continue to grow and diversify our revenue and to effectively and efficiently manage our costs. Factors that may impact our future revenue, and in turn our future profitability, include, among others, our or our licensees’ (as applicable) ability to:

•
successfully commercialize VIVITROL, the ARISTADA product family, LYBALVI, VUMERITY, XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI and any other marketed products from which we earn revenue in the countries in which such products are approved;
•
successfully develop, and obtain and maintain regulatory approval for, products in the U.S. and/or in other countries;
•
successfully manufacture our products and third-party products efficiently and in a cost-effective manner;
•
obtain adequate reimbursement coverage for our products and third-party products from insurance companies, government programs and other third-party payers;
•
successfully protect and defend our confidential information and IP rights related to our technologies and our products;
•
achieve product development or sales milestones under our collaborative arrangements; and
•
resolve favorably any commercial disputes that may arise in respect of collaborative arrangements from which we receive revenues.

Factors that may impact our future spend, and in turn our future profitability, include, among others:

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
•
the costs of doing business with third-party vendors, including suppliers, manufacturers, packagers and distributors and CROs;
•
the scope and costs of our commercial activities, including expansion of our sales force and our investment in direct-to-consumer campaigns and other initiatives;
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

•
the costs of compliance with new regulations applicable to us, including those related to the measurement, reporting and assurance of environmental performance data and other sustainability matters; and
•
the costs associated with recruiting, compensating and retaining a highly-skilled workforce in an environment where competition for highly-skilled employees is intense.

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

If goodwill becomes impaired, we may have to take significant charges against earnings.

At December 31, 2024, we had $83.0 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Any reduction or impairment of the value of goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

The U.S. Congress, the EU, the Organization for Economic Co-operation and Development (“OECD”), and other government agencies in jurisdictions where we and our affiliates do business are focused on the taxation of multinational corporations. As a result of this focus, the tax laws in Ireland and the U.S. could change on a prospective or retroactive basis, and any such changes could adversely affect us.

The Tax Cuts and Jobs Act amended Section 174 of the Code (“Section 174”) and, with effect from January 2022, eliminated the option to deduct R&D expenses in the year incurred and instead requires taxpayers to capitalize, and subsequently amortize such expenses over five years for research activities conducted in the U.S., and over fifteen years for research activities conducted outside of the U.S. As such, we expect a material decrease in cash flows provided from operations and a material increase in our net U.S. deferred tax assets over the next number of years, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

In December 2022, the EU implemented a new corporate minimum tax rate of 15% on companies with combined annual revenue of at least €750.0 million, which was transposed into Irish law effective as of January 1, 2024. We do not expect such rules to have a material effect on our business in 2025; however, such minimum tax rate rules or other similar rules could have a material adverse effect on our business, financial condition, cash flows and results of operations in future years.

Our deferred tax assets may not be realized.

As of December 31, 2024, we had $121.6 million of net deferred tax assets in the U.S. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from operating events (including clinical program progression), or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock unit awards. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the valuation allowance is recognized and materially adversely affect our financial condition and results of operations.

Furthermore, we have included within our U.S. net deferred tax assets of $121.6 million an amount of $30.0 million relating to employee share-based compensation expense. It is possible that a significant portion of this deferred tax asset will not be realized, especially if the price of our ordinary shares remains at its current level (see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of the price of our ordinary shares). Unless the price of our ordinary shares increases, we will incur a deferred tax expense as our U.S.-based employees exercise or forfeit their stock options and their restricted stock unit awards vest. This could significantly increase our tax expense and may adversely affect our financial condition and results of operations.

The disposition of the Athlone Facility may limit our ability to use our net operating losses and result in unanticipated tax liabilities.

As of December 31, 2023, we had $94.7 million of net deferred tax assets in Ireland, including $87.5 million relating to net operating losses (“NOLs”). These NOLs can be carried forward, without time limit, against trading income of the same trade in future accounting periods. In May 2024, we completed the sale of the Athlone Facility to Novo. The disposition of the Athlone Facility may be deemed to result in (i) a significant change to the existing trade such that the same trade is no longer continued, and (ii) a complete discontinuance of the existing trade and the commencement of a new trade. We do not believe that the disposition of the Athlone Facility would amount to a significant change or a discontinuance of our existing trade; however, the Irish Tax Authority could assert a contrary position, in which case we could become involved in tax controversy with the Irish Tax Authority regarding possible additional tax liabilities. If we were to be unsuccessful in resolving any such tax controversy in our favor, we could be liable for significant additional tax liabilities than that which we anticipate, which would materially adversely affect our financial condition, cash flows and results of operations.

The IRS may not agree with our conclusion that we should be treated as a foreign corporation for U.S. federal income tax purposes.

In September 2011, the business of Alkermes, Inc., a U.S. corporation, and the drug technology business of Elan Corporation, plc, an Irish-incorporated public limited company, were combined under Alkermes plc, an Irish-incorporated public limited company (the “Business Combination”). For U.S. federal income tax purposes, a corporation is generally considered tax resident in the place of its incorporation. Because we are incorporated in Ireland, we should be classified as an Irish corporation under these general rules. However, Section 7874 of the Code generally provides that a corporation organized outside the U.S. that acquires substantially all of the assets of a corporation organized in the U.S. will be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes if shareholders of the acquired U.S. corporation own at least 80% (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition by reason of holding stock in the domestic corporation, and the “expanded affiliated group” (as defined in Section 7874) that includes the acquiring corporation does not have substantial business activities in the country in which it is organized.

We believe that Alkermes plc should be classified as an Irish tax resident corporation and should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, the IRS could assert a contrary position, in which case we could become involved in tax controversy with the IRS regarding possible additional U.S. tax liability. If we were to be unsuccessful in resolving any such tax controversy in our favor, we could be liable for significant additional U.S. federal and state income tax than those we anticipate, which would materially adversely affect our financial condition, cash flows and results of operations.

If the separation of our oncology business completed in November 2023 does not ultimately qualify as a transaction that is generally tax-free for U.S. federal and Irish tax purposes as we anticipate, we and/or our shareholders could be subject to significant tax liabilities.

In connection with the separation of our oncology business into Mural Oncology plc completed in November 2023, we sought and received a private letter ruling from the IRS (the “IRS Ruling”) and an opinion from our U.S. tax advisor (the “U.S. Tax Opinion”) regarding U.S. federal income tax consequences of the separation, including that, among other things, the separation would be expected to generally qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The IRS Ruling and/or the U.S. Tax Opinion were based on and relied on, among other things, certain facts, assumptions, representations, and undertakings from us and Mural Oncology plc, including those relating to past and future conduct of the companies’ respective business operations and other matters. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Mural Oncology plc breach any of our respective covenants in the separation documents, the IRS Ruling and/or the U.S. Tax Opinion may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the U.S. Tax Opinion or IRS Ruling, the IRS could determine that a distribution or any related transaction is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the U.S. Tax Opinion. The U.S. Tax Opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the U.S. Tax Opinion and such challenge could prevail. If the separation transaction is ultimately determined to be taxable, we and/or our shareholders that are subject to U.S. federal income tax could incur significant tax liabilities.

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

In order to achieve our business strategy, we regularly review potential transactions related to technologies, products or product rights or other assets, and businesses that are complementary to our business, including mergers and acquisitions, licenses and collaborations, and development and supply, commercialization or co-promotion arrangements, among others. We may choose to enter into one or more of these or other transactions at any time, which may cause substantial fluctuations in the market price of our ordinary shares. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also materially adversely affect our results of operations and could harm the market price of our ordinary shares.

In order to finance such transactions, we may require additional funds, and we may seek such funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, monetization of royalty streams or other financing methods or structures. The source, timing and availability of any financing will depend on global economic conditions, credit and financial market conditions, interest rates and other factors. If we issue additional equity securities or securities convertible into equity securities, our shareholders would suffer dilution of their investment, and it may adversely affect the market price of our ordinary shares. In addition, under Irish law, the directors of an Irish public limited company must have specific authority, as approved by the company’s shareholders, to allot and issue any ordinary shares (other than pursuant to employee equity plans) and, if such directors desire to allot and issue ordinary shares for cash, such shares must first be offered on the same or more favorable terms to the Company’s existing shareholders on a pro-rata basis, unless this statutory pre-emption right is disapplied by approval of the company’s shareholders. In May 2024, our shareholders renewed our board of directors’ general authority to allot and issue ordinary shares in an amount equal to approximately 20% of our issued ordinary share capital (as of April 10, 2024), and to issue ordinary shares for cash on a non-pre-emptive basis in an amount equal to approximately 20% of our issued share capital (as of April 10, 2024); however, these share issuance authorities were granted for eighteen months only, at which point they will lapse unless renewed by our shareholders. If we are unable to obtain renewal of share issuance authorities from our shareholders, or are otherwise limited by the terms of new share issuance authorities approved by our shareholders, our ability to use our authorized but unissued share capital to effect or to fund acquisition or other transaction opportunities, or to otherwise raise capital, could be adversely affected.

In addition, future investors or lenders may demand, and may be granted, rights superior to those of existing shareholders. If we issue debt securities, we would likely be subject to restrictive covenants and debt service obligations that may impact our operations and financial condition. We cannot be certain that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms. If we fail to obtain additional capital if needed, we may not be able to execute our business strategy successfully.

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

The market price of our ordinary shares has fluctuated significantly from time to time. During the year ended December 31, 2024, the closing price of our ordinary shares on the Nasdaq Global Select Market ranged from $23.01 to $32.56 per share. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and industry factors, our results of operations, our ability to maintain and increase sales of our products, the success of our key development programs and expansion of our development pipeline and commercial portfolio, our ability to achieve and sustain profitability, the outcomes of business development transactions in which we may participate, our capital allocation decisions, and other factors, including the risk factors described in this Annual Report. We have also experienced significant volatility in the market price of our ordinary shares based on our business performance, including in relation to our commercial sales and the financial guidance that we issue for such sales, results from our clinical development programs, and events relating to regulatory actions and interactions related to our product candidates and commercial products.

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

In the ordinary course of our business, we and our third-party service providers collect, store, maintain and transmit sensitive data, including IP, proprietary business information of ours and that of our suppliers and partners, as well as personally identifiable information of persons who use our medicines, clinical trial participants and employees. In addition, we outsource some of our operations to a number of third-party vendors who may have, or could gain, access to our confidential information. The secure maintenance of all such information and the secure performance of our information technology (“IT”) systems are critical to our operations and business strategy.

As our dependency on, and the complexity of, our IT systems increases, the confidentiality, integrity and availability of our IT systems and the data that they store is critical to managing our business. While we take prudent measures to secure our IT systems, the risk still exists that such systems may become compromised by successful breaches, malfeasance, human error or technological fault. Moreover, the prevalent use of mobile devices to access confidential information, remote working practices, and the increased use of artificial intelligence present new and increased risk of security breaches. Cyber-attacks have increased in frequency, persistence, sophistication and intensity, often conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, hacktivists and organized crime). In addition to the extraction of important information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information. Certain types of attacks or breaches on our IT systems or infrastructure, or those of our licensees and third-party providers, may go undetected for a prolonged period. Although to our knowledge we have not experienced any material incident or interruption to date, any breakdown, invasion, corruption, destruction or breach of our, our partners’ or our third-party providers’ technology systems could compromise such IT systems, and the information stored there could be accessed, modified, publicly disclosed, lost or stolen. This could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, demands for ransom or other forms of blackmail, disruptions to our development programs or commercial operations, damage to our reputation and adverse effects on our business. We retain cybersecurity insurance to cover costs and expenses related to a breach or similar event; however, there is no guarantee that such costs and expenses would not exceed the insurance that we retain.

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

In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, federal and state consumer protection laws, and state health information privacy laws (for example, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020), govern the collection, use, disclosure, and protection of personal information. Such federal and state laws and regulations may require businesses to provide specific disclosures and implement processes to permit individuals to exercise certain privacy rights, which in each case could increase our potential liability, increase our compliance costs, and affect our ability to collect and use personal information. The privacy regulation landscape is rapidly evolving, and any changes to existing legislation or adoption of new state or federal regulations may further complicate compliance efforts and further increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition, each of these current and potential future laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and the third parties upon whom we rely. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HIPAA).

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

Outbreaks of contagious diseases and other adverse public health developments affecting us and/or the third parties on which we rely could have a material and adverse effect on our business, financial condition and results of operations. For example, the COVID-19 pandemic, which impacted the operation of healthcare systems, global travel, supply and labor markets and other business and economic activity worldwide, had a disruptive and adverse impact on our financial condition and results of operations and on those of many of the third parties on which we rely.

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

The increasing use of social media platforms and artificial intelligence tools present new risks and challenges.

Social media is increasingly being used as a means of corporate communications and for purposes of social networking and commentary. We use social media tools to communicate certain information about our business, our employees, our company values and initiatives, to support disease state education in our areas of focus, and to provide information about our products or development programs. Additionally, the use of artificial intelligence tools (“AI”) is increasing in the biopharmaceutical industry and, as with many developing technologies, presents risks and challenges that could affect its further development, adoption and use. Despite our efforts to monitor evolving guidance regarding use of social media and AI and to comply with applicable rules, regulations and regulatory guidance, such practices are evolving and can be unclear. There is a risk that the use of social media and AI by us or our employees to communicate about our products or business or for other business purposes may cause us to be found in violation of applicable requirements and could result in regulatory actions or legal claims against us related to off-label marketing or other prohibited activities. In addition, our employees may knowingly or inadvertently engage on social media and with AI in ways that may not comply with our social media policy or guidelines with respect to AI or other legal, contractual or regulatory requirements. Any misuse of social media or AI may give rise to liability, lead to the loss of trade secrets and other IP, result in public disclosure of personal information of our employees, clinical trial participants, customers, patients using our products, or others, result in reputational harm or lead to other consequences. Negative or inaccurate posts or comments about us or our products on any social media or other public platforms could also damage our reputation, brand image and goodwill. Any of these events, if they were to occur, could cause us to incur liability, face overly restrictive regulatory actions or suffer reputational or other harm to our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In the ordinary course of our business, we collect and store sensitive data, including IP, proprietary business information of ours and that of our suppliers and licensees, and personally identifiable information of persons who use our medicines, clinical trial participants and employees. Our licensees and third-party providers also possess certain of our sensitive data. The secure maintenance of such information and the secure performance of our information technology (“IT”) systems are critical to our operations and business strategy. As our dependency on, and the complexity of, our IT systems increases, the confidentiality, integrity and availability of our IT systems and the data that they store is critical to managing our business.

Our Information Security Management System (“ISMS”) is a key element of our information security program, designed to identify, assess, help mitigate, and monitor IT risks across our organization, including information security risks. The ISMS is informed by the structured principles of International Standard- ISO/IEC27001:2022 (Information security, cybersecurity, and privacy protection), which outlines guidance for the establishment, implementation, maintenance, and improvement of information security management systems. Our ISMS is comprised of processes designed to identify cybersecurity risks, safeguard information assets and preserve the confidentiality, integrity, and availability of information owned, managed and maintained by us. Our ISMS includes formal written policies and procedures, technical security controls, such as automated tools designed to detect and prevent cybersecurity incidents, and programs designed to promote internal and third-party IT risk management, audit management, incident response and security awareness, including employee awareness trainings and other initiatives. Our ISMS includes periodic security audits, vulnerability assessments and penetration testing to proactively identify potential system vulnerabilities. Our ISMS is periodically assessed by third-party assessors and the results of such assessments, including any cybersecurity risks and related mitigations identified, are reported to the audit and risk committee of our board of directors, as described below, and are used by us to improve our ISMS and our broader information security program.

As part of our information security program, we also have processes in place for management of cybersecurity risks associated with third-party handling of our confidential information, including in such third parties’ provision of critical services on our behalf. We conduct due diligence of our third-party vendors through an assessment of their security practices and overall risk profile, including through their completion of vendor assessment questionnaires and ongoing monitoring of such third parties, utilizing tools such as security ratings services and periodic reassessment questionnaires.

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

Our information security team is responsible for developing, implementing and overseeing our Company-wide information security strategy and related policies and practices. This team works cross-functionally throughout our organization to assess and prepare the Company for identification and mitigation of, and if necessary respond to, information security risks. The information security team is led by our Chief Information Officer, who has over 35 years of experience in various information technology roles, including 18 years at the Company serving in roles with increasing levels of responsibility. Our Vice President of Information Security and Technology, a Certified Information Systems Security Professional, with over 20 years of global experience in various information security roles, including 14 years of experience at the Company, is responsible for day-to-day management of information security team initiatives. The other members of the information security team have extensive IT, IT security and cloud industry experience, as well as certifications pertaining to information security and privacy (such as Certified Information Security Manager, Certified Information Privacy Technologist, GIAC Security Essentials and GIAC Information Security Professional certifications).

Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. The audit and risk committee of our board of directors specifically oversees critical risks and opportunities facing the Company and, in this context, reviews and provides feedback on our company-wide enterprise risk management program, which encompasses risks related to IT and cybersecurity and mitigations put in place, or to be put in place, in response to such risks and opportunities. The audit and risk committee periodically reports to the full board of directors regarding its oversight of the Company’s enterprise risk management program and periodic risk assessment results. In addition, our board of directors receives periodic updates from our CIO and Vice President of Information Security on our ISMS and other information security initiatives, and on our information security governance framework.

Item 2. Properties

We lease an approximately 14,600 square foot corporate office space in Dublin, Ireland, which is our corporate headquarters. This lease expires in 2027 and does not include an additional tenant option to further extend the term.

We lease an approximately 231,000 square foot corporate office and R&D center in Waltham, Massachusetts. This lease, which commenced in January 2020, expires in 2035 and includes a tenant option to extend the term for an additional ten-year period. We serve as the guarantor of a lease assigned to Mural Oncology, Inc., a subsidiary of Mural Oncology plc, for a facility in Waltham, Massachusetts with approximately 180,000 square feet of corporate offices, administrative areas and laboratories. This lease expires in 2026 and includes a tenant option to extend the term for an additional five-year period.

We lease an approximately 7,000 square foot corporate office and administrative space in Washington, DC. This lease expires in 2029 and includes a tenant option to extend the term for an additional five-year period.

We own an approximately 375,000 square foot manufacturing facility in Wilmington, Ohio.

We believe that our current facilities are suitable and adequate for our current and near-term preclinical, clinical and commercial requirements.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to the discussion under the heading “Litigation” in Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, which discussion is incorporated, in relevant part, into this Item 3 by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “ALKS.” There were 87 shareholders of record of our ordinary shares on February 7, 2025.

Dividends

No dividends have been paid on our ordinary shares to date, and we do not expect to pay cash dividends thereon in the foreseeable future. We anticipate that we will generally retain a significant portion of our earnings to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends, if at all, will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors and management deem relevant.

Repurchase of equity securities

In February 2024, our board of directors authorized a share repurchase program to repurchase ordinary shares of the Company in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time on the open market (the “Repurchase Program”). The timing and amount of any share repurchases under the Repurchase Program will be based on a variety of factors, including but not limited to ongoing assessments of our capital needs, alternative investment opportunities, the market price of our ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2024, we repurchased approximately 7.9 million of our ordinary shares under the Repurchase Program at an average price of $25.33, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchase, of $200.0 million. All ordinary shares repurchased were returned to treasury. As of December 31, 2024, the remaining amount authorized under the Repurchase Program was $200.0 million, exclusive of any fees, commissions or other related expenses.

The following table sets forth our share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
October 1, 2024 – October 31, 2024	4,686	28.74	—	$200.0
November 1, 2024 – November 30, 2024	3,727	27.41	—	$200.0
December 1, 2024 – December 31, 2024	3,413	31.43	—	$200.0
Totals	11,826	$29.10	—

(1)
Consists of ordinary shares acquired during the three months ended December 31, 2024 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 6, 2025, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

Dividends on our ordinary shares that are owned by residents of the U.S. and held directly (outside of DTC) will not be subject to DWT provided that the shareholder that is the beneficial owner of such ordinary shares has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.

If any shareholder who is resident in the U.S. receives a dividend subject to DWT, they should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.

Income tax on dividends

Irish income tax, if any, may arise in respect of dividends paid by us. However, a shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT, generally has no liability for Irish income tax or to the universal social charge on a dividend from us, unless they holds their ordinary shares through a branch or agency in Ireland which carries out a trade on their behalf.

Irish tax on capital gains

A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold our ordinary shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency, should not be within the scope of the charge to Irish tax on capital gains on a disposal of our ordinary shares. A shareholder who is an individual and who is temporarily not resident in Ireland may, under Irish anti-avoidance legislation, still be liable for Irish tax on capital gains on any chargeable gain realized upon the disposal of our ordinary shares during the period in which such individual is a non-resident.

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

Stamp duty

Irish stamp duty, if any, may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares effected by means of book-entry interests in DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty, which is currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater. The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

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

Stock performance graph

The information contained in the performance graph and related information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2019 through December 31, 2024 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2019 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

Comparison of Cumulative Total Returns
250
200
150
100
50
-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Alkermes plc
Nasdaq Biotechnology Index
Nasdaq Composite Total Return

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Alkermes	100	98	114	128	136	141
Nasdaq Composite Total Return	100	145	177	119	173	224
Nasdaq Biotechnology Index	100	126	126	114	119	118

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Annual Report. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward-looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report. A detailed discussion of our 2022 financial condition and results of operations, and of 2023 year-over-year changes as compared to 2022, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.

Overview

We have a portfolio of proprietary products that we manufacture, market and sell in the U.S.—VIVITROL, ARISTADA, ARISTADA INITIO and LYBALVI. We also earn manufacturing and/or royalty revenues on net sales of products commercialized by our licensees, the most significant of which in 2024 were the long-acting INVEGA products and VUMERITY. We expect VIVITROL, ARISTADA, ARISTADA INITIO, LYBALVI and VUMERITY to generate significant revenues for us in the near- and medium-term as we believe these products are singular or competitively advantaged products in their classes.

In 2024, our net income from continuing operations was $372.1 million, as compared to $519.2 million in 2023. The decrease in net income from continuing operations was primarily due to two significant one-time events in 2023, which were the receipt in June 2023 of back royalties and interest in respect of 2022 U.S. sales of the long-acting INVEGA products, following the successful outcome of the arbitration proceedings related to such products, and the partial release of our valuation allowance maintained against certain Irish deferred tax assets. These events were partially offset by an increase in our product sales, net and a decrease in our operating expenses in 2024. These items are discussed in further detail within the “Results of Operations” section below.

Business Update

In May 2024, we completed the sale of the Athlone Facility to Novo and entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility, which may continue through the end of 2025.

In November 2023, we completed the separation of our former oncology business into a new, independent, publicly-traded company (the “Separation”), which is more fully described in Note 3, Discontinued Operations, in the “Notes to Consolidated Financial Statements” in this Annual Report.

Results of Operations

As a result of the Separation, the historical results of our former oncology business have been reflected as discontinued operations in our consolidated financial statements through November 15, 2023, the date of the Separation. Prior period results of operations and balance sheet information have been recast to reflect this presentation.

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA, ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of these products during the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
(In millions, except for % of Sales)	2024	% of Sales	2023	% of Sales
Product sales, gross	$2,119.5	100.0%	$1,855.4	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(454.0)	(21.4)%	(426.4)	(23.0)%
Chargebacks	(231.5)	(10.9)%	(189.1)	(10.2)%
Product discounts	(155.1)	(7.3)%	(137.7)	(7.4)%
Medicare Part D	(83.0)	(3.9)%	(74.4)	(4.0)%
Other	(112.4)	(5.4)%	(107.8)	(5.8)%
Total adjustments	(1,036.0)	(48.9)%	(935.4)	(50.4)%
Product sales, net	$1,083.5	51.1%	$920.0	49.6%

VIVITROL product sales, gross, increased by 10%, which was primarily due to a 7% increase in the number of units sold and a 3.2% increase in the selling price that went into effect in January 2024. ARISTADA and ARISTADA INITIO product sales, gross, increased by 5%, which was primarily due to a 3% increase in the number of units sold and a 3.0% increase in the selling price that went into effect in January 2024. LYBALVI product sales, gross, increased by 52%, which was primarily due to a 45% increase in the number of units sold and increases of 3.8% and 2.0% in the selling price that went into effect in January 2024 and July 2024, respectively.

The decrease in Medicaid rebates as a percentage of sales was primarily due to the increase in sales of LYBALVI, which has lower Medicaid utilization than VIVITROL, ARISTADA and ARISTADA INITIO, and actual Medicaid utilization rates related to VIVITROL being lower than original estimates, due, in part, to $8.7 million in actual credits received in the fourth quarter of 2024 from certain states related to duplicate Medicaid billings.

The following table compares product sales, net earned during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023	Change
VIVITROL	$457.3	$400.4	$56.9
ARISTADA and ARISTADA INITIO	346.2	327.7	18.5
LYBALVI	280.0	191.9	88.1
Product sales, net	$1,083.5	$920.0	$163.5

A number of companies currently market and/or are developing products to treat addiction, including alcohol and opioid dependence, that may compete with, and negatively impact, future sales of VIVITROL. Increased competition may lead to reduced unit sales of VIVITROL and increased pricing pressure. The latest to expire of our patents covering VIVITROL will expire in 2029 in the U.S. Pursuant to the terms of a confidential settlement and license agreement entered into in August 2023 with Teva, we granted Teva a non-exclusive, royalty-free, non-transferable, non-sublicensable limited license under the remaining patent covering VIVITROL to market and sell a generic version of VIVITROL in the U.S. beginning on the First Entry Date, or earlier under certain circumstances. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal, we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the remaining patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning on the earlier of the First Entry Date, sometime in 2028 or earlier under certain circumstances.

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

Manufacturing and Royalty Revenues

Manufacturing revenue from RISPERDAL CONSTA and VUMERITY are recognized at the point in time that the product has been fully manufactured. Royalties earned on our licensees’ net sales of products using our proprietary technologies are recognized in the period such products are sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$236.5	$486.1	$(249.6)
VUMERITY	134.0	129.3	4.7
RISPERDAL CONSTA	23.5	37.3	(13.8)
Other	80.1	90.7	(10.6)
Manufacturing and royalty revenues	$474.1	$743.4	$(269.3)

The decrease in royalty revenues related to the long-acting INVEGA products was primarily due to the receipt in June 2023 of back royalties of $195.4 million, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. sales of the long-acting INVEGA products following the successful outcome of the arbitration proceedings related to such products and the expiration of our royalty on U.S. net sales of INVEGA SUSTENNA in August 2024. Pursuant to the Final Award issued in the arbitration proceedings, we are entitled to royalty revenues from Janssen related to U.S. net sales of INVEGA TRINZA and INVEGA HAFYERA through certain specified dates in 2030. We expect royalty revenues from net sales of the long-acting INVEGA products to decrease further in 2025, as the royalty revenues related to U.S. net sales of INVEGA SUSTENNA comprised a significant portion of the overall royalty revenues for the long-acting INVEGA products.

For additional discussion of our agreements with Janssen related to the long-acting INVEGA products, including the royalty provisions set forth therein and the related arbitration proceedings and outcome, see the section entitled “Collaborative Arrangements—Janssen” in “Item 1—Business” in this Annual Report.

In addition, each of INVEGA SUSTENNA and INVEGA TRINZA is currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such product. Increased competition from new products or generic versions of any one or more of the long-acting INVEGA products may lead to reduced unit sales of the long-acting INVEGA products, including those not yet genericized, and increased pricing pressure. For a discussion of legal proceedings related to INVEGA TRINZA, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to these legal proceedings, see “Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

The increase in VUMERITY revenue was due to an $8.3 million increase in royalty revenue, partially offset by a $3.6 million decrease in manufacturing revenue. The increase in royalty revenue was primarily due to an increase in end-market sales of VUMERITY to $628.0 million in 2024, as compared to $576.3 million in 2023. The decrease in manufacturing revenue was primarily due to a reduction in the selling price. The manufacturing fee we earn is based on our cost to produce VUMERITY. As the assets used to manufacture VUMERITY were classified as held for sale and transferred to Novo in connection with the sale of the Athlone Facility, depreciation expense was removed from the manufacturing cost base, which had a negative impact on our manufacturing fee. For a discussion of our agreements with Biogen related to VUMERITY, including the manufacturing and royalty revenue provisions set forth therein, see the section entitled “Collaborative Arrangements—Biogen” in “Item 1—Business” in this Annual Report.

The decrease in revenue from RISPERDAL CONSTA was primarily due to a decrease of $13.0 million in manufacturing revenue, which was primarily due to a decrease in the number of batches made available to Janssen. The decrease in royalty revenue was due to expirations of the patents covering RISPERDAL CONSTA, which expired in the U.S. in January 2023 and in the EU in 2021. We expect revenues from RISPERDAL CONSTA to continue to decrease as patents covering RISPERDAL CONSTA continue to expire in markets where end-market net sales of RISPERDAL CONSTA occur. We are aware of potential generic and other competition to RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure. For a discussion of our agreements with Janssen related to RISPERDAL CONSTA, including the manufacturing provisions set forth therein, see the section entitled “Collaborative Arrangements—Janssen” in “Item 1—Business” in this Annual Report.

During the years ended December 31, 2024 and 2023, we recognized $36.6 million and $49.9 million, respectively, in manufacturing and royalty revenue related to FAMPYRA which is included within “Other” in the table above. As of December 31, 2024, our manufacturing obligations related to FAMPYRA concluded. Accordingly, we do not expect to recognize any revenues related to FAMPYRA going forward.

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

Costs and Expenses

Cost of Goods Manufactured and Sold

	Year Ended December 31,
(In millions)	2024	2023	Change
Cost of goods manufactured and sold	$245.3	$253.0	$(7.7)

The decrease in cost of goods manufactured and sold was primarily due to lower cost of goods manufactured for certain legacy products due to a decrease in volumes of such products. This includes RISPERDAL CONSTA as well as products manufactured at the Athlone Facility. This decrease was partially offset by an increase in the cost of goods sold for certain of our proprietary products due to increases in the number of units sold as discussed above, and an increase in costs related to VIVITROL out-of-specification batches and subsequent investigation costs.

Research and Development Expenses

For each of our R&D programs, we incur both external and internal expenses. External R&D expenses include fees for clinical and preclinical activities performed by CROs, consulting fees, and costs related to laboratory services, the purchase of drug product materials and third-party manufacturing development activities. Internal R&D expenses include employee-related expenses, occupancy costs, depreciation and general overhead. We track external R&D expenses for each of our development programs; however, internal R&D expenses are not tracked by individual program as they can benefit multiple development programs or our products or technologies in general.

The following table sets forth our external R&D expenses for the years ended December 31, 2024 and 2023 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Year Ended December 31,
(In millions)	2024	2023	Change
External R&D expenses:
Development programs:
ALKS 2680	$46.0	$31.3	$14.7
LYBALVI	18.7	15.4	3.3
Other external R&D expenses	36.6	51.7	(15.1)
Total external R&D expenses	101.3	98.4	2.9
Internal R&D expenses:
Employee-related	114.5	128.3	(13.8)
Occupancy	11.2	12.3	(1.1)
Depreciation	5.7	9.6	(3.9)
Other	12.6	22.2	(9.6)
Total internal R&D expenses	144.0	172.4	(28.4)
Research and development expenses	$245.3	$270.8	$(25.5)

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

The increase in expenses related to ALKS 2680 was primarily due to an increase in spend related to the advancement of the development programs for the product, including completion of our phase 1b proof-of-concept studies, initiation of our phase 2 clinical studies, Vibrance-1 and Vibrance-2 and preparatory spend in advance of initiation of our phase 2 study for IH. The increase in expenses related to LYBALVI was primarily due to increased spend on our pediatric studies related to the product, partially offset by decreased spend following the completion of our long-term safety and tolerability studies. The decrease in other external R&D expenses was primarily due to identifying cost-effective resourcing options for clinical programming and outsourced data management services and decreases in spend on activities associated with certain of our research programs. The decrease in employee-related expenses was primarily due to a decrease in salaries and benefits related to a 10% reduction in R&D-related headcount during 2024.

Selling, General and Administrative Expenses

	Year Ended December 31,
(In millions)	2024	2023	Change
Selling and marketing expense	$446.2	$490.2	$(44.0)
General and administrative expense	199.0	199.6	(0.6)
Selling, general and administrative expense	$645.2	$689.8	$(44.6)

The decrease in selling and marketing expense was primarily due to a $34.6 million decrease in marketing expense related primarily to decreased media spend and free goods, a $7.1 million decrease in professional services, primarily due to the decrease in media spend, and a $3.6 million decrease in employee related expenses, primarily due to a 7% decrease in sales and marketing headcount.

Amortization of Acquired Intangible Assets

	Year Ended
	December 31,
(In millions)	2024	2023	Change
Amortization of acquired intangible assets	$1.1	$35.7	$(34.6)

Our amortizable intangible assets primarily consisted of technology and collaborative arrangements acquired as part of the acquisition of Elan Drug Technologies (“EDT”) in September 2011. These intangible assets were amortized over 12 to 13 years using the economic use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract, and became fully amortized during 2024.

Other Income, Net

	Year Ended December 31,
(In millions)	2024	2023	Change
Interest income	$42.5	$30.9	$11.6
Interest expense	(22.6)	(23.0)	0.4
Other income (expense), net	3.2	(0.5)	3.7
Total other income, net	$23.1	$7.4	$15.7

Interest income consists of interest earned on our cash and available-for-sale investments. The increase in interest income was due to an increase in our cash and investments and increases in interest rates due to the rising interest rate environment. Interest expense consists of interest incurred on our previously outstanding term loans scheduled to become due in 2026 (the “Former Term Loans”) under our former amended and restated credit agreement (the “Former Credit Agreement”), which we prepaid in full and terminated on December 19, 2024.

The increase in other income (expense), net was primarily due to the gain on the sale of the Athlone Facility of approximately $1.5 million, following the completion of the sale in May 2024.

Income Tax Provision (Benefit)

	Year Ended December 31,
(In millions)	2024	2023	Change
Income tax provision (benefit)	$71.6	$(97.6)	$169.2

The income tax provision in 2024 was primarily due to taxes on income earned in Ireland. The income tax benefit in 2023 was primarily attributable to the partial release of the valuation allowance maintained against certain Irish deferred tax assets, partially offset by taxes on income earned in the U.S. and Ireland. Our effective tax rate during the year ended December 31, 2024 was 16.1%, which exceeds the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate. The new corporate minimum tax rate of 15.0% did not have a material impact on our business in 2024.

Cumulative unremitted earnings of U.S. subsidiaries totaled approximately $933.5 million as of December 31, 2024. In the event of a repatriation of those earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. We estimate that approximately $72.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

As of December 31, 2024, we had $393.9 million of Irish NOL carryforwards, $14.1 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards and $34.0 million of state tax credits which will either expire on various dates through 2039 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities, and may be subject to limitations based upon changes in the ownership of our ordinary shares. Included within these loss and credit carryforwards are $14.1 million of U.S. federal NOL carryforwards and $5.8 million of state NOL carryforwards, acquired as part of the acquisition of Rodin Therapeutics, Inc. (“Rodin”) in November 2019, each of which are subject to a $0.5 million annual limitation.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$70.3	$220.8	$291.1	$317.8	$139.7	$457.5
Investments—short-term	203.6	256.9	460.5	187.6	128.4	316.0
Investments—long-term	24.6	48.5	73.1	18.0	21.9	39.9
Total cash and investments	$298.5	$526.2	$824.7	$523.4	$290.0	$813.4
Outstanding borrowings—short and long-term	$—	$—	$—	$290.7	$—	$290.7

At December 31, 2024, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$459.1	$1.5	$(0.1)	$—	$460.5
Investments—long-term available-for-sale	73.3	—	(0.3)	—	73.0
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$532.5	$1.5	$(0.4)	$—	$533.6

Sources and Uses of Cash

We generated $439.1 million and $401.4 million of cash from operating activities during the years ended December 31, 2024 and 2023, respectively. In December 2024, we prepaid our previously outstanding long-term debt without penalty in the amount of $289.5 million and, during the course of 2024, repurchased approximately $200.0 million of our ordinary shares. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, including capital expenditures, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next 12 months. In connection with our acquisition of Rodin, we may become obligated to make up to $825.0 million in future milestone payments to the former shareholders of Rodin, $200.0 million of which would be triggered upon achievement of certain specified clinical milestones, $300.0 million of which would be triggered by the achievement of certain regulatory milestones and $325.0 million of which would be triggered upon the attainment of certain sales thresholds. At December 31, 2024, we had not recorded a liability related to these milestone payments as none of the future events that would trigger a milestone payment were considered probable of occurring.

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Cash and cash equivalents, beginning of period	$457.5	$292.5
Cash flows provided by operating activities	439.1	401.4
Cash flows (used in) provided by investing activities	(111.3)	53.3
Cash flows used in financing activities	(494.1)	(289.7)
Cash and cash equivalents, end of period	$291.2	$457.5

Operating Activities

Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items such as depreciation, amortization and share-based compensation and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash flows provided by operating activities during 2024 primarily consisted of net income of $367.1 million, adjusted for non-cash items, including share-based compensation of $96.6 million and depreciation and amortization of $28.5 million and deferred income taxes of $40.5 million.

Cash flows provided by operating activities during 2023 primarily consisted of net income of $355.8 million, adjusted for non-cash items, including share-based compensation of $100.9 million and depreciation and amortization of $74.9 million, partially offset by changes in working capital of $36.7 million and deferred income taxes of $99.9 million. During 2023, net income included receipt of $195.4 million from Janssen, inclusive of $8.1 million in late-payment interest, related to 2022 U.S. net sales of the long-acting INVEGA products following the successful outcome of the arbitration proceedings in respect of such products.

Investing Activities

Cash flows used in investing activities during 2024 primarily consisted of $176.2 million in net purchases of investments and the purchase of $33.5 million of property, plant and equipment. These outflows were offset by proceeds from the sale of the Athlone Facility and related business of $97.9 million. Cash flows provided by investing activities during 2023 primarily consisted of $101.1 million in net sales of investments and offset by the purchase of $48.0 million of property, plant and equipment.

We expect to spend approximately $45.0 million to $50.0 million during the year ending December 31, 2025 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for the products that we manufacture and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long-lived assets to be held and used may not be recoverable.

Financing Activities

Cash flows used in financing activities during 2024 primarily related to the prepayment of our previously outstanding long-term debt in the full amount of $289.5 million, payment for the repurchase of our ordinary shares and related expenses in the amount of $200.3 million, and $29.6 million of employee taxes paid related to net share settlements of equity awards, partially offset by $27.6 million of cash that we received upon exercises of employee stock options. Cash flows used in financing activities during 2023 primarily related to $275.0 million in cash distributed to Mural Oncology plc in connection with the Separation and $28.5 million of employee taxes paid related to net share settlements of equity awards, partially offset by $16.8 million of cash that we received upon exercises of employee stock options.

Debt

In December 2024, we prepaid in full all Former Term Loans under the Former Credit Agreement for a total of $289.5 million. The Company did not incur any early termination penalties in connection with the termination of the Former Credit Agreement (other than customary breakage costs). All liens on the collateral securing the obligations under the Former Credit Agreement were released in connection with the termination. Such prepayment was accounted for as a debt extinguishment. See Note 12, Long-Term Debt, in the “Notes to Consolidated Financial Statements” in this Annual Report for additional discussion related to our Former Term Loans.

Discontinued Operations

Net loss from discontinued operations consists of the results of our former oncology business and is reported as a separate component of income. For additional information, see Note 3, Discontinued Operations, in the “Notes to Consolidated Financial Statements” in this Annual Report.

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

Revenue from Contracts with Customers

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue following the five-step model prescribed under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“Topic 606”): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.

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

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, healthcare providers or payers. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following are our significant categories of sales discounts and allowances:

•
Medicaid Rebates—we record accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value. We rebate individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our average manufacturer prices. We estimate expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjust our rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization. In 2024, actual Medicaid utilization rates related to VIVITROL were lower than original estimates, due, in part, to $8.7 million in actual credits received in the fourth quarter of 2024 from certain states related to duplicate Medicaid billings. Medicaid rebates for our other products have not differed materially from our estimates;
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

A rollforward of our provisions for sales and allowances is as follows:

(In millions)	Contractual Adjustments (1)	Discounts (2)	Product Returns	Other	Total
Balance, December 31, 2022	$226.7	$26.2	$29.7	$7.9	$290.5
Provision:
Current year	509.7	326.9	33.4	71.5	941.5
Prior year	(8.8)	—	2.8	—	(6.0)
Total	500.9	326.9	36.2	71.5	935.5
Payments and credits related to:
Current year sales	(308.4)	(293.8)	—	(56.2)	(658.4)
Prior year sales	(184.8)	(30.6)	(24.8)	(13.0)	(253.2)
Total	(493.2)	(324.4)	(24.8)	(69.2)	(911.6)
Balance, December 31, 2023	$234.4	$28.7	$41.1	$10.2	$314.4
Provision:
Current year	557.7	386.6	28.6	87.4	1,060.3
Prior year	(20.6)	—	(3.7)	—	(24.3)
Total	537.1	386.6	24.9	87.4	1,036.0
Payments and credits related to:
Current year sales	(369.9)	(353.6)	—	(70.8)	(794.3)
Prior year sales	(172.6)	(18.1)	(15.5)	(13.5)	(219.7)
Total	(542.5)	(371.7)	(15.5)	(84.3)	(1,014.0)
Balance, December 31, 2024	$229.0	$43.6	$50.5	$13.3	$336.4

(1)
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals
(2)
“Discounts” include “Chargebacks” and “Product Discounts”

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

Discontinued operations

We determined that the separation of our former oncology business, which was completed on November 15, 2023, represented a disposal plan that met the criteria for classification of the oncology business as a discontinued operation in accordance with ASC 205-20, Discontinued Operations. Accordingly, the accompanying consolidated financial statements for all periods have been updated to present the assets and liabilities associated with the oncology business separately as discontinued operations on the consolidated balance sheet and the results of such discontinued operations reported as a separate component of income in the consolidated statements of operations and comprehensive income (loss).

For additional information related to discontinued operations, see Note 3, Discontinued Operations, in our “Notes to Consolidated Financial Statements” in this Annual Report.

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

Goodwill

We evaluate goodwill for impairment for our reporting units annually, as of October 31, and whenever events or changes in circumstances indicate the carrying value of the reporting units may not be recoverable. A reporting unit is an operating segment, as defined by GAAP, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. As of December 31, 2024, we have one operating segment and two reporting units. Our goodwill, which solely relates to the Business Combination, has been assigned to one reporting unit which consists of the former EDT business.

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

On October 31, 2024, we elected to perform a qualitative impairment test and determined that, based on the weight of all available evidence, the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, “New Accounting Pronouncements” in our “Notes to Consolidated Financial Statements” in this Annual Report for discussion, if any, of new accounting standards.

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

We do not believe our exposure to liquidity and credit risk to be significant as approximately 41% and 59% of our investments at December 31, 2024 are in corporate debt securities with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively. We have the intent and ability to hold these securities until recovery, which may be at maturity.

Currency Exchange Rate Risk

Manufacturing and royalty revenues that we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the euro. The manufacturing and royalty payments on these non-U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non-U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non-U.S. currencies. For example, if the USD weakens against a non-U.S. currency, then our revenues will increase given a constant amount of sales in such non-U.S. currency. For the year ended December 31, 2024, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $8.9 million, as compared to a reduction in revenues of approximately $10.3 million for the year ended December 31, 2023.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the euro arising from expenses and payables at our Irish operations that are settled in euro. The impact of changes in the exchange ratio of the USD and the euro on our USD-denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the euro on operating expenses and payables incurred at our Irish operations that are settled in euro. For the year ended December 31, 2024, an average 10% weakening in the USD relative to the euro would have resulted in an increase to our expenses denominated in euro of approximately $3.9 million, as compared to an increase in our expenses of approximately $7.7 million for the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total 2024
	(In thousands, except per share data)
Year Ended December 31, 2024
Total revenues	$350,372	$399,131	$378,143	$429,986	$1,557,632
Total operating expenses	307,063	289,248	273,387	267,298	1,136,996
Operating income from continuing operations	43,309	109,883	104,756	162,688	420,636

Net income from continuing operations	$38,948	$94,658	$92,795	$145,737	$372,138
Net (loss) income from discontinued operations	(2,120)	(3,300)	(414)	766	(5,068)
Net income	$36,828	$91,358	$92,381	$146,503	$367,070

Earnings (loss) per share—basic:
From continuing operations	$0.23	$0.56	$0.57	$0.90	$2.24
From discontinued operations	$(0.01)	$(0.02)	$(0.00)	$0.00	$(0.03)
From net income	$0.22	$0.54	$0.57	$0.90	$2.21

Earnings (loss) per share—diluted:
From continuing operations	$0.23	$0.55	$0.56	$0.88	$2.19
From discontinued operations	$(0.01)	$(0.02)	$(0.00)	$0.00	$(0.03)
From net income	$0.21	$0.53	$0.55	$0.88	$2.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total 2023
	(In thousands, except per share data)
Year Ended December 31, 2023
Total revenues from continuing operations	$287,595	$617,397	$380,938	$377,475	$1,663,405
Total operating expenses from continuing operations	298,567	336,128	291,744	322,844	1,249,283
Operating (loss) income from continuing operations	(10,972)	281,269	89,194	54,631	414,122

Net (loss) income from continuing operations	$(12,050)	$279,101	$91,554	$160,552	$519,157
Net loss from discontinued operations	(29,795)	(42,036)	(43,796)	(47,773)	(163,400)
Net (loss) income	$(41,845)	$237,065	$47,758	$112,779	$355,757

(Loss) earnings per share—basic:
From continuing operations	$(0.07)	$1.68	$0.55	$0.96	$3.12
From discontinued operations	$(0.18)	$(0.25)	$(0.26)	$(0.29)	$(0.98)
From net (loss) income	$(0.25)	$1.43	$0.29	$0.68	$2.14

(Loss) earnings per share—diluted:
From continuing operations	$(0.07)	$1.63	$0.53	$0.94	$3.06
From discontinued operations	$(0.18)	$(0.25)	$(0.25)	$(0.28)	$(0.96)
From net (loss) income	$(0.25)	$1.38	$0.28	$0.66	$2.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2024, no officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “Proposal 1—Election of Directors,” “The Role of the Board and Its Committees,” “Executive Officers,” “Other Corporate Governance Matters” and “Board Nominations, Evaluations and Refreshment” and, if required, “Delinquent Section 16(a) Reports”.

Item 11. Executive Compensation

The information required by this item (excluding, for clarity, the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “The Role of the Board and Its Committees,” “Director Compensation,” “Executive Compensation—Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Additional Compensation Information,” “Compensation Committee Report” and “Pay Ratio”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “Ownership of the Company’s Ordinary Shares” and “Equity Compensation Plan Information”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “Certain Relationships and Related Party Transactions” and “The Board of Directors”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders. We expect this information will be provided under a section of the proxy statement entitled “Audit Fees”.

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

		Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 25, 2019
2.3 §	Separation Agreement, dated as of November 13, 2023, by and between Alkermes plc and Mural Oncology plc.	Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 15, 2023
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	May 1, 2024
4.1 #	Description of Securities.
10.1	Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of April 22, 2009.	Exhibit 10.5 to the Alkermes, Inc. Annual Report on Form 10-K (File No. 001-14131)	May 28, 2009
10.1A	First Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009.	Exhibit 10.2 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	August 6, 2009
10.1B	Second Amendment to Lease between Alkermes, Inc. and PDM Unit 850, LLC, dated as of November 12, 2013.	Exhibit 10.74 to the Alkermes plc Transition Report on Form 10-KT (File No. 001-35299)	February 27, 2014
10.1C	Third Amendment to Lease between Alkermes, Inc. and PDM 850 Unit, LLC, dated as of May 15, 2014.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 31, 2014
10.1D	Fourth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of December 30, 2014.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 30, 2015
10.1E	Fifth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of October 31, 2018.	Exhibit 10.1.5 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 15, 2019
10.1F	Sixth Amendment to Lease between Alkermes, Inc. and GI TC 850 Winter Street, LLC, dated as of July 24, 2020.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 29, 2020

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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

		Exhibit 10.11 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.5 *	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.6 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.5A *

Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes, Inc. in July 2006).

		Exhibit 10.7 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 8, 2005
10.6 **	License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 26, 2023
10.6A

First Amendment, dated as of July 31, 2003, to the License Agreement by and among Elan Drug Delivery, Inc. (formerly Elan Pharmaceutical Research Corp.) and Elan Pharma International Limited and Janssen Pharmaceutica NV dated March 31, 1999.

		Exhibit 10.24 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	May 23, 2013
10.6B **

Agreement Amendment No. 2, dated as of July 31, 2009, to the License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems and Elan Pharma International Limited and Janssen Pharmaceutica N.V. dated as of March 31, 1999, as amended by the First Amendment, dated as of July 31, 2003.

		Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 26, 2023
10.7 *	License and Collaboration Agreement, dated November 27, 2017, by and between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH).	Exhibit 10.10 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.7A *

First Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH), effective as of October 3, 2018.

		Exhibit 10.12 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 23, 2018
10.7B

Second Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH), effective as of January 31, 2019.

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 25, 2019
10.7C **

Third Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH), effective as of October 30, 2019.

		Exhibit 10.10.3 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 13, 2020
10.7D **

Fourth Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH), effective as of August 25, 2022.

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2022
10.7E **

Fifth Amendment to License and Collaboration Agreement between Alkermes Pharma Ireland Limited and Biogen International GmbH (as successor to Biogen Swiss Manufacturing GmbH), effective as of June 7, 2024.

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 24, 2024
10.8	Lease, dated March 23, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.8A	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.8B	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 25, 2019

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.9 **	Confidential Settlement and License Agreement, dated August 29, 2023, by and among Alkermes, Inc., Alkermes Pharma Ireland Limited and Teva Pharmaceuticals USA, Inc.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 25, 2023
10.10 §	Tax Matters Agreement, dated November 13, 2023, by and between Alkermes plc and Mural Oncology plc.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 15, 2023
10.11 ** §	Asset Purchase Agreement, dated December 13, 2023, by and between Alkermes Pharma Ireland Limited, Novo Nordisk Production Ireland Limited and Novo Nordisk A/S.	Exhibit 10.16 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
10.12 †	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.12A †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.12B †	Amendment No. 2 to Employment Agreement, dated as of September 10, 2009 by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.13 †	Form of Employment Agreement, as amended by the Form of Amendment to Employment Agreement set forth in 10.12.1, entered into by and between Alkermes, Inc. and Blair C. Jackson.	Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.13A †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.14 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of Iain M. Brown, David J. Gaffin, Craig C. Hopkinson, M.D. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.14A†	Offer Letter by and between Alkermes, Inc. and Craig C. Hopkinson M.D., effective as of April 24, 2017.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.14B †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.15 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of the Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.16 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.17†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.17A †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17B †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
March 31, 2016 (File No. 001-35299)
10.17C †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17D †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17E †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17F †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.17G †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.18†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.18A †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18B †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18C †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18D †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.18E †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	May 31, 2024
10.19A †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19B †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.19C †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.19D †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19E †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19F †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.19G †	Form of Non-Employee Director New Director Grant Non-Qualified Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.19H †	Form of Non-Employee Director New Director Grant Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.19I †	Form of Incentive Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-9 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19J †	Form of Non-Qualified Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-10 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19K †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-11 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19L †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-12 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.19M †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate (rev. 2024) for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.25M to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
10.19N †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.25N to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
10.19O †	Form of Non-Employee Director Non-Qualified Stock Option Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.2A to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 24, 2024
10.19P †	Form of Non-Employee Director Restricted Stock Unit Award (Time-Vesting) Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.2A to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 24, 2024
19.1 #	Alkermes plc Insider Trading Policy.
21.1 #	List of subsidiaries.
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
24.1 #	Power of Attorney (included on the signature pages hereto).
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97 †	Alkermes plc Incentive Compensation Recoupment Policy.	Exhibit 97 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
101.SCH #	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.
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

February 12, 2025

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Richard F. Pops and Blair C. Jackson, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2025

/s/ Blair C. Jackson Blair C. Jackson	Executive Vice President, Chief Operating Officer (Interim Principal Financial Officer)	February 12, 2025

/s/ Samuel J. Parisi Samuel J. Parisi	Vice President, Finance (Interim Principal Accounting Officer)	February 12, 2025

/s/ Emily Peterson Alva Emily Peterson Alva	Director	February 12, 2025

/s/ Shane M. Cooke Shane M. Cooke	Director	February 12, 2025

/s/ David A. Daglio, Jr.	Director	February 12, 2025
David A. Daglio, Jr.

/s/ Richard B. Gaynor Richard B. Gaynor	Director	February 12, 2025

/s/ Cato T. Laurencin	Director	February 12, 2025
Cato T. Laurencin

/s/ Nancy S. Lurker Nancy S. Lurker	Director	February 12, 2025

/s/ Brian P. McKeon Brian P. McKeon	Director	February 12, 2025

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 12, 2025

/s/ Frank Anders Wilson Frank Anders Wilson	Director	February 12, 2025

/s/ Christopher I. Wright Christopher I. Wright	Director	February 12, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Rebate Accruals – Medicaid Drug Rebate Program

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. As of December 31, 2024, accrued Medicaid rebates were $202.0 million, of which a significant amount related to the Medicaid Drug Rebate Program. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization.

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

February 12, 2025

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,146	$457,469
Investments—short-term	460,522	316,022
Receivables, net	384,528	332,477
Inventory	182,887	186,406
Prepaid expenses and other current assets	91,282	98,166
Contract assets	4,990	706
Assets held for sale	—	94,260
Total current assets	1,415,355	1,485,506
PROPERTY, PLANT AND EQUIPMENT, NET	227,564	226,943
INVESTMENTS—LONG-TERM	73,148	39,887
RIGHT-OF-USE ASSETS	84,245	91,460
INTANGIBLE ASSETS, NET AND GOODWILL	83,917	85,018
DEFERRED TAX ASSETS	154,835	195,888
OTHER ASSETS	16,503	11,521
TOTAL ASSETS	$2,055,567	$2,136,223
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$185,332	$240,561
Accrued sales discounts, allowances and reserves	272,452	263,641
Operating lease liabilities—short-term	6,166	5,746
Contract liabilities—short-term	1,249	2,730
Current portion of long-term debt	—	3,000
Liabilities related to discontinued operations	—	4,542
Total current liabilities	465,199	520,220
LONG-TERM DEBT	—	287,730
OPERATING LEASE LIABILITIES—LONG-TERM	69,372	75,709
OTHER LONG-TERM LIABILITIES	56,019	49,878
Total liabilities	590,590	933,537
COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at December 31, 2024 and 2023	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 176,670,785 and 172,569,051 shares issued; and 162,176,994 and 166,979,833 shares outstanding at December 31, 2024 and 2023, respectively	1,767	1,726
Treasury shares, at cost (14,493,791 and 5,589,218 shares at December 31, 2024 and 2023, respectively)	(419,255)	(189,336)
Additional paid-in capital	2,860,890	2,736,934
Accumulated other comprehensive loss	(1,967)	(3,110)
Accumulated deficit	(976,458)	(1,343,528)
Total shareholders’ equity	1,464,977	1,202,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,055,567	$2,136,223

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$1,083,534	$919,998	$777,552
Manufacturing and royalty revenues	474,095	743,388	331,983
License revenue	—	—	2,000
Research and development revenue	3	19	260
Total revenues	1,557,632	1,663,405	1,111,795
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	245,331	253,037	218,068
Research and development	245,326	270,806	272,702
Selling, general and administrative	645,238	689,751	590,751
Amortization of acquired intangible assets	1,101	35,689	36,363
Total expenses	1,136,996	1,249,283	1,117,884
OPERATING INCOME FROM CONTINUING OPERATIONS	420,636	414,122	(6,089)
OTHER INCOME (EXPENSE), NET:
Interest income	42,450	30,854	7,629
Interest expense	(22,578)	(23,032)	(13,040)
Change in the fair value of contingent consideration	—	—	(21,750)
Other income (expense), net	3,242	(425)	2,122
Total other income (expense), net	23,114	7,397	(25,039)
INCOME (LOSS) BEFORE INCOME TAXES	443,750	421,519	(31,128)
INCOME TAX PROVISION (BENEFIT)	71,612	(97,638)	2,024
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	372,138	519,157	(33,152)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(5,068)	(163,400)	(125,115)
NET INCOME (LOSS)	$367,070	$355,757	$(158,267)

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings (loss) per ordinary share from continuing operations - basic	$2.25	$3.12	$(0.20)
Loss per ordinary share from discontinued operations - basic	$(0.03)	$(0.98)	$(0.76)
Earnings (loss) per ordinary share - basic	$2.22	$2.14	$(0.97)

Earnings (loss) per ordinary share from continuing operations - diluted	$2.20	$3.06	$(0.20)
Loss per ordinary share from discontinued operations - diluted	$(0.03)	$(0.96)	$(0.76)
Earnings (loss) per ordinary share - diluted	$2.17	$2.10	$(0.97)
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	165,392	166,223	163,742
Diluted	169,198	169,730	163,742
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$367,070	$355,757	$(158,267)
Holding gain (loss), net of a tax provision (benefit) of $292, $1,195 and $(973), respectively	1,143	7,779	(7,166)
COMPREHENSIVE INCOME (LOSS)	$368,213	$363,536	$(165,433)

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2024, 2023 and 2022

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2021	165,790,549	$1,658	$2,798,325	$(3,723)	$(1,541,018)	(3,853,222)	$(142,658)	$1,112,584
Issuance of ordinary shares under employee stock plans	3,160,644	32	19,598	—	—	—	—	19,630
Receipt of Alkermes' ordinary shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(720,962)	(18,204)	(18,204)
Share-based compensation	—	—	95,176	—	—	—	—	95,176
Unrealized loss on marketable securities, net of tax benefit of $973	—	—	—	(7,166)	—	—	—	(7,166)
Net loss	—	—	—	—	(158,267)	—	—	(158,267)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	3,617,858	36	16,724	—	—	—	—	16,760
Receipt of Alkermes' ordinary shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(1,015,034)	(28,474)	(28,474)
Share-based compensation	—	—	100,871	—	—	—	—	100,871
Unrealized gain on marketable securities, net of tax provision of $1,195	—	—	—	7,779	—	—	—	7,779
Distribution of Mural Oncology plc	—	—	(293,760)	—	—	—	—	(293,760)
Net income	—	—	—	—	355,757	—	—	355,757
BALANCE —December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	4,101,734	41	27,531	—	—	—	—	27,572
Receipt of Alkermes' ordinary shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(1,010,156)	(29,637)	(29,637)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(7,894,417)	(200,282)	(200,282)
Share-based compensation	—	—	96,425	—	—	—	—	96,425
Unrealized gain on marketable securities, net of tax provision of $292	—	—	—	1,143	—	—	—	1,143
Net income	—	—	—	—	367,070	—	—	367,070
BALANCE —December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$367,070	$355,757	$(158,267)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	28,533	74,927	77,862
Share-based compensation expense	96,637	100,905	94,254
Deferred income taxes	40,522	(99,902)	(32,795)
Change in the fair value of contingent consideration	—	—	21,750
Other non-cash charges	4,512	6,329	5,531
Changes in assets and liabilities:
Receivables	(52,052)	(44,510)	25,250
Contract assets	(4,284)	8,223	4,434
Inventory	3,091	(2,712)	(31,021)
Prepaid expenses and other assets	2,254	(34,847)	(5,328)
Right-of-use assets	7,215	15,387	16,569
Accounts payable and accrued expenses	(57,967)	23,009	15,534
Accrued sales discounts, allowances and reserves	8,811	11,526	14,899
Contract liabilities	(3,525)	(5,926)	(7,129)
Operating lease liabilities	(10,123)	(16,147)	(33,225)
Other long-term liabilities	8,430	9,334	12,726
Cash flows provided by operating activities	439,124	401,353	21,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(33,484)	(48,048)	(38,255)
Proceeds from the sale of equipment	461	354	—
Proceeds from contingent consideration	—	—	1,273
Return of Fountain Healthcare Partners II, L.P. investment	43	—	485
Proceeds from the sale of the Athlone Facility	97,933	—	—
Purchases of investments	(486,547)	(254,471)	(309,671)
Sales and maturities of investments	310,286	355,522	281,627
Cash flows (used in) provided by investing activities	(111,308)	53,357	(64,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash transferred to Mural Oncology plc at separation	—	(275,000)	—
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	27,572	16,760	19,630
Employee taxes paid related to net share settlement of equity awards	(29,637)	(28,474)	(18,204)
Payment for the repurchase of ordinary shares	(200,282)	—	—
Prepayment of long-term debt	(289,542)	—	—
Principal payments of long-term debt	(2,250)	(3,000)	(3,000)
Cash flows used in financing activities	(494,139)	(289,714)	(1,574)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(166,323)	164,996	(45,071)
CASH AND CASH EQUIVALENTS—Beginning of period	457,469	292,473	337,544
CASH AND CASH EQUIVALENTS—End of period	$291,146	$457,469	$292,473
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$23,010	$22,748	$13,563
Cash paid for taxes	$2,592	$44,243	$20,749
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,254	$2,645	$2,950

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. Alkermes has a portfolio of proprietary commercial products for the treatment of alcohol dependence and opioid dependence, schizophrenia and bipolar I disorder and a pipeline of clinical and preclinical candidates in development for neurological disorders, including narcolepsy and idiopathic hypersomnia. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

In May 2024, the Company completed the sale of its development and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) and related business to Novo Nordisk (“Novo”) pursuant to an asset purchase agreement entered into in December 2023. The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which activities may continue through the end of 2025. In connection with the sale of the Athlone Facility, the Company received $97.9 million from Novo, which included a payment of approximately $91.0 million for the facility and certain related assets, and recorded a gain of approximately $1.5 million within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024. As of December 31, 2023, the Company classified the assets described under the asset purchase agreement for the sale as “Assets held for sale” in the accompanying consolidated balance sheet.

In November 2023, the Company completed the separation of its former oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding ordinary shares of Mural to the Company’s shareholders (the “Distribution”), in which each of the Company’s shareholders received one ordinary share, nominal value $0.01 per share, of Mural for every ten ordinary shares, par value $0.01 per share, of the Company (the “Distribution Ratio”) held by such shareholder as of the close of business on November 6, 2023, the record date for the Distribution (the “Record Date”). The historical results of the oncology business have been reflected as discontinued operations in the Company’s consolidated financial statements through November 15, 2023 (the “Separation Date”). For additional information related to the Separation, see Note 3, Discontinued Operations in these “Notes to Consolidated Financial Statements” in this Annual Report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Columns and rows within tables may not sum due to rounding.

Reclassification

The Company has presented its former oncology business as discontinued operations in its consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022. See Note 3, Discontinued Operations in these “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

Discontinued Operations

The Company determined that the Separation met the criteria for classification of the former oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations. Accordingly, the accompanying consolidated financial statements have been updated to present the results of the oncology business as discontinued operations through the Separation Date for the years ended December 31, 2023 and 2022 in the consolidated statements of operations and comprehensive income (loss).

Assets Held for Sale

In connection with the sale of the Athlone Facility, the Company reviewed FASB ASC 805, Business Combinations (“Topic 805”) and, based on the definitions therein, determined that the Athlone Facility constituted a business. Accordingly, the assets associated with the sale of the Athlone Facility were classified as “Assets held for sale” in the accompanying consolidated balance sheet as of December 31, 2023.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies, including but not limited to, those related to revenue from contracts with its customers and related allowances, impairment of intangibles and long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company values its cash and cash equivalents at cost plus accrued interest, which the Company believes approximates its market value. The Company considers as cash equivalents only those investments that are highly liquid, readily convertible into cash and so near their maturity (three months from the date of purchase) that they present insignificant risk of change in value because of interest rate changes.

Investments

The Company has investments in various types of securities, consisting primarily of United States (“U.S.”). government and agency obligations and corporate debt securities. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. At December 31, 2024, substantially all these investments were classified as available-for-sale and were recorded at fair value.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. At December 31, 2024, the Company’s financial assets consisted of cash equivalents and investments and are classified within the fair value hierarchy as follows:

•
Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2024 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account; and
•
Level 2–these valuations are based on quoted prices for identical or similar assets in active markets or other market observable inputs such as interest rates, yield curves, foreign currency spot rates and option pricing valuation models. Assets utilizing Level 2 inputs at December 31, 2024 included U.S. government agency debt securities and investments in corporate debt securities that are trading in the credit markets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses and accrued sales discounts, allowances and reserves approximate fair value due to their short-term nature.

Inventory

Inventory is stated at the lower of cost and net realizable value. The Company utilizes a standard cost basis, which approximates cost determined using the first-in first-out method. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of preclinical and clinical products, which have alternative future use and are charged to R&D expense when consumed. The cost elements included within inventory include three primary categories for commercial products: cost of raw materials; direct labor; and overhead. Overhead is based on the normal capacity of the Company’s production facility and does not include costs from abnormally low production or idle capacity, which are expensed directly to the consolidated statement of operations and comprehensive income (loss).

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

Asset group	Term
Buildings and improvements	25 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Shorter of useful life or lease term

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

Revenue from Contracts with Customers

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed in accordance with FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”): (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL®, ARISTADA®, ARISTADA INITIO® and LYBALVI®, primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, healthcare providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

•
Medicaid Rebates—the Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization. In 2024, actual Medicaid utilization rates related to VIVITROL were lower than original estimates, due, in part, to $8.7 million in actual credits received from certain states in the fourth quarter of 2024 related to duplicate Medicaid billings. Medicaid rebates for the Company’s other products have not differed materially from the Company’s estimates;
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

A rollforward of the Company’s provisions for sales and allowances is as follows:

	December 31, 2024
(In thousands)	Contractual Adjustments (1)	Discounts (2)	Product Returns	Other	Total
Beginning balance — December 31, 2023	$234,414	$28,690	$41,064	$10,164	$314,332
Current provisions relating to sales in current year	557,651	386,625	28,627	87,373	1,060,276
Adjustments relating to prior years	(20,562)	—	(3,700)	—	(24,262)
Payments/credits relating to sales in current year	(369,869)	(353,629)	—	(70,752)	(794,250)
Payments/credits relating to sales in prior years	(172,656)	(18,041)	(15,484)	(13,488)	(219,669)
Ending balance — December 31, 2024	$228,978	$43,645	$50,507	$13,297	$336,427

	December 31, 2023
(In thousands)	Contractual Adjustments (1)	Discounts (2)	Product Returns	Other	Total
Beginning balance — December 31, 2022	$226,741	$26,175	$29,666	$7,938	$290,520
Current provisions relating to sales in current year	509,780	326,860	33,417	71,449	941,506
Adjustments relating to prior years	(8,921)	—	2,841	—	(6,080)
Payments/credits relating to sales in current year	(308,353)	(293,785)	—	(56,224)	(658,362)
Payments/credits relating to sales in prior years	(184,833)	(30,560)	(24,860)	(12,999)	(253,252)
Ending balance — December 31, 2023	$234,414	$28,690	$41,064	$10,164	$314,332

	December 31, 2022
(In thousands)	Contractual Adjustments (1)	Discounts (2)	Product Returns	Other	Total
Beginning balance — December 31, 2021	$209,760	$24,150	$24,313	$9,585	$267,808
Current provisions relating to sales in current year	434,143	281,308	15,851	58,788	790,090
Adjustments relating to prior years	(22,019)	—	3,294	—	(18,725)
Payments/credits relating to sales in current year	(237,521)	(252,896)	—	(48,834)	(539,251)
Payments/credits relating to sales in prior years	(157,622)	(26,387)	(13,792)	(11,601)	(209,402)
Ending balance — December 31, 2022	$226,741	$26,175	$29,666	$7,938	$290,520

(1)
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals
(2)
“Discounts” include “Chargebacks” and “Product Discounts”

Total revenue-related reserves as of December 31, 2024 and 2023, included in our consolidated balance sheets, are summarized as follows:

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands)	2024	2023
Reduction of accounts receivable	$22,031	$11,510
Components of accrued sales discounts, allowances and reserves	272,452	263,641
Components of other long-term liabilities	41,944	39,181
Total revenue-related reserves	$336,427	$314,332

Collaborative Arrangements

The Company has entered into collaborative arrangements with pharmaceutical companies including, among others, Janssen Pharmaceuticals, Inc. (“Janssen, Inc.”), Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”), and Janssen Pharmaceutica N.V. (together with Janssen, Inc., Janssen International and their affiliates, “Janssen”) related to INVEGA SUSTENNA®/XEPLION®, INVEGA TRINZA®/TREVICTA®, INVEGA HAFYERA®/BYANNLI® (collectively, the “long-acting INVEGA products”) and RISPERDAL CONSTA®, and Biogen International GmbH (together with its affiliates, “Biogen”) related to VUMERITY®. Substantially all of the products developed under these arrangements are currently being marketed as approved products for which the Company received or receives payments for manufacturing services and/or royalties on net product sales.

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

Receivables, net

Receivables, net, include amounts billed and amounts unbilled but currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company’s unbilled receivable balance was $69.5 million and $103.1 million at December 31, 2024 and 2023, respectively, and related primarily to royalty revenue. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was approximately $0.3 million and $0.2 million at December 31, 2024 and 2023, respectively.

Contract Assets

Contract assets include unbilled amounts that will result in a sale under certain of the Company’s manufacturing contracts. The amounts included in the contract assets table below are classified as “Current assets” in the accompanying consolidated balance sheets, as they relate to manufacturing processes that are completed in ten days to eight weeks.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2023	$8,929
Additions	13,606
Transferred to receivables, net	(21,829)
Contract assets at December 31, 2023	$706
Additions	6,615
Transferred to receivables, net	(2,331)
Contract assets at December 31, 2024	$4,990

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At December 31, 2024 and 2023, $1.2 million and $2.7 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying consolidated balance sheets and none and $2.1 million of the contract liabilities, respectively, were classified as “Other long-term liabilities” in the accompanying consolidated balance sheets.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2023	$10,701
Additions	(931)
Amounts recognized into revenue	(4,995)
Contract liabilities at December 31, 2023	$4,775
Additions	34
Amounts recognized into revenue	(3,560)
Contract liabilities at December 31, 2024	$1,249

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2024, 2023 and 2022, the Company recorded losses of $0.8 million and $0.5 million and a gain of $0.7 million, respectively, on foreign currency translation.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies and pharmaceutical wholesalers account for the majority of the Company’s receivables, and collateral is not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
McKesson	36%	25%	14%	14%	12%	16%
Cencora	17%	15%	16%	12%	18%	14%
Cardinal Health	16%	19%	24%	20%	24%	24%
Janssen	14%	17%	23%	31%	*	15%
Biogen	*	11%	*	11%	19%	13%

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2024, 2023 and 2022, as noted.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company holds its interest-bearing investments with major financial institutions and, in accordance with documented investment policies, the Company limits the amount of credit exposure to any one financial institution or corporate issuer. The Company’s investment objectives are, first, to ensure liquidity and conservation of capital and, second, to generate investment income.

Geographic Information

Company revenues by geographic location for the years ended December 31, 2024, 2023 and 2022, as determined by the location of the customer, are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue by region:
U.S.	$1,410,159	$1,491,939	$931,991
Ireland	1,294	1,179	1,829
Rest of world	146,179	170,287	177,975

The location of the Company’s assets are as follows:

	December 31,
(In thousands)	2024	2023
Assets by region:
Current assets:
U.S.:
Cash and cash equivalents	$70,303	$317,850
Investments—short-term	203,631	187,574
Receivables, net	306,259	218,747
Other current assets	129,332	143,417
Ireland:
Cash and cash equivalents	$220,843	$139,619
Investments—short-term	256,891	128,448
Receivables, net	78,269	113,730
Assets held for sale	—	94,260
Other current assets	149,827	141,861
Long-term assets:
U.S.:
Property, plant and equipment, net	$226,646	$225,578
Investments—long-term	24,629	17,957
Other	210,792	189,335
Ireland:
Property, plant and equipment, net	$918	$1,365
Investments—long-term	48,519	21,930
Intangible assets, net and goodwill	83,917	85,018
Other	44,791	109,534

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising costs are expensed as incurred. During the years ended December 31, 2024, 2023 and 2022, advertising costs totaled $107.6 million, $127.6 million and $41.4 million, respectively.

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

Time-Based Stock Options

Except as otherwise provided in the applicable Plan or award certificate, stock option grants to employees expire ten years from the date of grant and generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed or in a service relationship with the Company during the applicable vesting period. Except as otherwise provided in the applicable Plan or Award Certificate (as defined in the 2018 Plan): (i) annual stock option grants to non-employee directors expire ten years from the date of grant and generally vest over a one-year period; and (ii) stock option grants to new non-employee directors expire ten years from the date of grant and generally vest over a three-year period. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each stock option granted was estimated on the grant date with the following weighted-average assumptions:

Year Ended December 31,
	2024	2023	2022
Expected option term	5 - 7 years	5 - 8 years	5 - 8 years
Expected stock volatility	38% - 42%	40% - 44%	43% - 51%
Risk-free interest rate	3.64% - 4.60%	3.34% - 4.75%	1.83% - 4.26%
Expected annual dividend yield	—	—	—

Time-Based Restricted Stock Unit Awards

Except as otherwise provided in the applicable Plan or award certificate, time-based RSUs awarded to employees generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed or in a service relationship with the Company during the applicable vesting period. Shares subject to these RSUs are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of time-based RSUs is equal to the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-Based Restricted Stock Unit Awards

Performance-based RSUs awarded to employees vest upon the achievement of certain performance criteria, typically during or following the end of a specified performance period. The estimated fair value of these performance-based RSUs are generally based on the closing price of the Company’s ordinary shares traded on the Nasdaq Global Select Market on the date of grant, unless the performance-based RSU is also subject to a market condition. In that case, the fair value of the performance-based RSU is based on a Monte Carlo simulation model. Compensation expense for performance-based RSUs is recognized from the date the Company determines the performance criteria probable of being achieved to the date the award, or relevant portion of the award, is expected to vest. Cumulative adjustments are recorded on a quarterly basis to reflect subsequent changes to the estimated outcome of the performance criteria until the date that the final outcome of the performance criteria is determined.

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

Segment Information

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosure (“Topic 280”) to establish standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has utilized the management approach to determine that the Company is managed as one segment on a consolidated basis and is the business of developing, manufacturing and commercializing medicines designed to address unmet medical needs of patients in major therapeutic areas. The Company’s CODM, the Chairman and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The CODM measures profitability on a reportable segment basis using net income (loss) and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results. Please refer to Note 18, Segment Reporting, in these “Notes to Consolidated Financial Statements” in this Annual Report for further information.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers all of its eligible U.S.-based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2024, 2023 and 2022, the Company contributed $15.1 million, $15.0 million and $14.4 million, respectively, to match employee deferrals under the 401(k) Plan.

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland-based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to a maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2024, 2023 and 2022, the Company contributed $3.4 million, $5.6 million and $5.1 million, respectively, in contributions to the Defined Contribution Plan.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to assist key stakeholders in better assessing how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. This ASU becomes effective for public companies for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance will be applied on a prospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures, to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly-presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development. All disclosure requirements under this guidance are required for public business entities and effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this guidance will be applied prospectively to financial statements for periods after the effective dates. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

3. DISCONTINUED OPERATIONS

Mural Oncology Separation

In November 2023, the Company completed the Separation. In connection with the Separation, the Company entered into a separation agreement with Mural, dated as of November 13, 2023, that, among other things, set forth the Company’s agreements with Mural regarding the principal actions taken or to be taken in connection with the Separation, including the Distribution. The separation agreement identified those assets to be transferred to, liabilities to be assumed by and contracts to be assigned to Mural, including the operating lease for the office and laboratory space at 852 Winter Street in Waltham, Massachusetts, as part of the Separation, and it provided for when and how such transfers, assumptions and assignments were to occur. The purpose of the separation agreement was to provide Mural and the Company with those assets necessary to operate their respective businesses and to retain or assume the respective liabilities related to those assets.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Discontinued Operations

The results of the former oncology business and transaction costs related to the Separation have been reflected as “Loss from discontinued operations, net of taxes” in the accompanying consolidated statement of operations and comprehensive income (loss) through the Separation Date. Prior periods have been recast to reflect this presentation. The transaction costs related to the Separation were $36.0 million during 2023 and $1.4 million during 2022, and primarily relate to professional fees for separation activities within the finance, tax, legal and information technology functions.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes expenses of the discontinued operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$39	$40
Research and development	5,790	116,177	121,140
Selling, general and administrative	—	48,587	14,996
Total operating expenses from discontinued operations	5,790	164,803	136,176
Operating loss from discontinued operations	(5,790)	(164,803)	(136,176)
Income tax benefit from discontinued operations	(722)	(1,403)	(11,061)
Net loss and comprehensive loss from discontinued operations	$(5,068)	$(163,400)	$(125,115)

There were no assets and $4.5 million of liabilities related to the Separation as of December 31, 2023. All assets were transferred to Mural as of the Separation Date. The $4.5 million of liabilities classified as “Liabilities related to discontinued operations” in the accompanying consolidated balance sheet as of December 31, 2023 related to bonus amounts accrued for employees that transferred to Mural during 2023 through the Separation Date that were paid by the Company in the first quarter of 2024, in accordance with the terms of the employee matters agreement entered into between the Company and Mural.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Depreciation	$2,319	$1,539
Share-based compensation expense	8,188	6,577
Right-of-use assets	3,803	5,909
Operating lease liabilities	(3,938)	(5,920)

INVESTING ACTIVITIES:
Additions of property, plant and equipment	$(1,798)	$(5,510)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2024, 2023 and 2022, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
VIVITROL	$457,315	$400,419	$379,478
ARISTADA and ARISTADA INITIO	346,187	327,690	302,052
LYBALVI	280,032	191,889	96,022
Total product sales, net	$1,083,534	$919,998	$777,552

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2024, 2023 and 2022, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$236,386	$236,386
VUMERITY	39,292	94,755	134,047
RISPERDAL CONSTA	23,172	272	23,444
Other	56,962	23,256	80,218
	$119,426	$354,669	$474,095

	Year Ended December 31, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$486,101	$486,101
VUMERITY	42,886	86,440	129,326
RISPERDAL CONSTA	36,123	1,153	37,276
Other	63,489	27,196	90,685
	$142,498	$600,890	$743,388

	Year Ended December 31, 2022
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$115,655	$115,655
VUMERITY	32,493	83,003	115,496
RISPERDAL CONSTA	42,670	7,243	49,913
Other	37,211	13,708	50,919
	$112,374	$219,609	$331,983

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
December 31, 2024	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$266,506	$763	$(58)	$(6)	$267,205
Corporate debt securities	192,617	762	(58)	(4)	193,317
Total short-term investments	459,123	1,525	(116)	(10)	460,522
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	48,856	—	—	(179)	48,677
Corporate debt securities	24,484	—	—	(158)	24,326
	73,340	—	—	(337)	73,003
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	73,485	—	—	(337)	73,148
Total investments	$532,608	$1,525	$(116)	$(347)	$533,670

December 31, 2023
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$199,708	$758	$(36)	$(611)	$199,819
Corporate debt securities	112,055	703	(15)	(536)	112,207
Non-U.S. government debt securities	4,004	—	—	(8)	3,996
Total short-term investments	315,767	1,461	(51)	(1,155)	316,022
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	19,392	—	(27)	(315)	19,050
Corporate debt securities	19,306	—	—	(289)	19,017
	38,698	—	(27)	(604)	38,067
Held-to-maturity securities:
Certificates of deposit	1,820	—	—	—	1,820
Total long-term investments	40,518	—	(27)	(604)	39,887
Total investments	$356,285	$1,461	$(78)	$(1,759)	$355,909

At December 31, 2024, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. Investments with unrealized losses consisted primarily of corporate debt securities and debt securities issued and backed by U.S. agencies and the U.S. government. At December 31, 2024, 77 of the Company’s 320 investment securities were in an unrealized loss position and had an aggregate estimated fair value of $112.7 million. Approximately 41% and 59% of the Company’s investment securities at December 31, 2024 were in corporate debt securities, with a minimum rating of A2

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Moody’s)/A (Standard and Poor’s), and debt securities issued by the U.S. government or its agencies, respectively. The primary reason for the unrealized losses in the Company’s investment portfolio is that its investments are fixed-rate securities acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Proceeds from the sales and maturities of investments	$310,286	$355,522	$281,627
Realized gains	$—	$—	$—
Realized losses	$—	$—	$529

The Company’s available-for-sale and held-to-maturity securities at December 31, 2024 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$324,897	$325,566	$145	$145
After 1 year through 5 years	207,566	207,959	—	—
Total	$532,463	$533,525	$145	$145

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,388	$8,388	$—	$—
U.S. government and agency debt securities	315,882	265,090	50,792	—
Corporate debt securities	217,643	—	217,643	—
Total	$541,913	$273,478	$268,435	$—

	December 31,
	2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,316	$34,316	$—	$—
U.S. government and agency debt securities	218,869	181,041	37,828	—
Corporate debt securities	131,224	—	131,224	—
Non-U.S. government debt securities	3,996	—	3,996	—
Total	$388,405	$215,357	$173,048	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

There were no transfers of any securities between levels during the year ended December 31, 2024. At December 31, 2024, the Company had no investments with fair values that were determined using Level 3 inputs.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In Baudax’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, Baudax continued to include disclosures regarding its ability to continue as a going concern, which first appeared in its Annual Report on Form 10-K for the period ended December 31, 2021. In March 2022, Baudax reduced its workforce by approximately 80%, which was designed to reduce its operational expenses and conserve its cash resources. In light of Baudax’s disclosures and the fact that, as of September 30, 2022, Baudax had only paid $1.2 million of the $6.4 million that was due to the Company in March 2022, the Company determined, during the three months ended September 30, 2022, that it was unlikely to collect any further proceeds under this arrangement and reduced the fair value of the contingent consideration to zero within “Change in the fair value of contingent consideration” in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022. In addition, during the three months ended September 30, 2022, the Company determined that certain construction in progress related to the manufacture of ANJESO® had no future value and recorded a $2.3 million write off within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

In December 2022, Baudax announced that it would discontinue the sale of ANJESO and the U.S. Food and Drug Administration (“FDA”) acknowledged the discontinuation of sale of ANJESO via listing in the Orange Book.

7. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Raw materials	$72,139	$71,416
Work in process	79,871	68,843
Finished goods(1)	30,877	46,147
Total inventory	$182,887	$186,406

(1)
At December 31, 2024 and 2023, the Company had $22.7 million and $33.9 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
(In thousands)	2024	2023 (1)
Land	$957	$957
Building and improvements	134,699	132,735
Furniture, fixtures and equipment	244,113	237,728
Leasehold improvements	42,416	39,893
Construction in progress	58,391	45,791
Subtotal	480,576	457,104
Less: accumulated depreciation	(253,012)	(230,161)
Total property, plant and equipment, net	$227,564	$226,943

(1)
In connection with the sale of the Athlone Facility, $92.2 million of the Company’s property, plant and equipment was classified as “Assets held for sale” in the accompanying consolidated balance sheet at December 31, 2023 and was not included in these amounts.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $27.4 million, $25.7 million and $26.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Also, during the years ended December 31, 2024, 2023 and 2022, the Company wrote off furniture, fixtures and equipment that had an approximate carrying value of $0.5 million, $1.7 million and $0.5 million, respectively, at the time of disposition.

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

9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following:

		December 31, 2024			December 31, 2023
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$83,027	$—	$83,027	$83,027	$—	$83,027
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(465,590)	$—	$465,590	$(465,590)	$—
Capitalized IP	11-13	118,160	(117,270)	890	118,160	(116,169)	1,991
Total		$583,750	$(582,860)	$890	$583,750	$(581,759)	$1,991

In connection with the sale of the Athlone Facility, the Company reviewed Topic 805 and determined that the Athlone Facility constituted a business and, accordingly, $2.0 million of the Company’s goodwill was allocated to the Athlone Facility and was classified as “Assets held for sale” in the accompanying consolidated balance sheet as of December 31, 2023.

The Company’s finite-lived intangible assets primarily consisted of collaborative agreements and the NanoCrystal and oral controlled release technologies acquired as part of the EDT acquisition. These intangible assets were fully amortized in the year ended December 31, 2024. The Company recorded $1.1 million, $35.7 million and $36.4 million of amortization expense related to its finite-lived intangible assets during the years ended December 31, 2024, 2023 and 2022, respectively.

The Company performed its annual goodwill impairment test as of October 31, 2024. The Company elected to perform a qualitative impairment test and determined that based on the weight of all available evidence, the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

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

On November 13, 2023, in connection with the Separation, Alkermes, Inc., a wholly-owned subsidiary of the Company (“Alkermes US”) and Mural Oncology, Inc., a wholly-owned subsidiary of Mural (“Mural US”) entered into an assignment and assumption of lease agreement (the “Assignment”), pursuant to which Alkermes US assigned to Mural US an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”). Under the terms of the Assignment, Mural US assumed all of Alkermes US’ obligations under the 852 Winter Street Lease. In accordance with FASB ASC 842, Leases, as the Company can no longer access or direct the use of the asset following the Assignment, the 852 Winter Street Lease no longer meets the definition of a lease for the Company. On November 15, 2023, the effective date of the Assignment, the Company reduced its right-of-use asset and lease liability by $14.5 million and $15.4 million, respectively in the accompanying consolidated balance sheet.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2024 and 2023, the operating leases held by the Company had a weighted average incremental borrowing rate of 4.0% and 4.4%, respectively, and a weighted average remaining lease term of 7.2 years and 8.7 years, respectively. During the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included for the measurement of lease liabilities was $10.1 million, $10.3 million and $27.0 million, respectively. The Company recorded operating lease expense of $7.2 million, $10.2 million and $10.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future lease payments under non-cancelable leases as of December 31, 2024 consisted of the following:

December 31,
(In thousands)	2024
2025	10,189
2026	10,259
2027	9,505
2028	9,574
Thereafter	59,695
Total operating lease payments	$99,222
Less: imputed interest	(23,684)
Total operating lease liabilities	$75,538

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Accounts payable	$45,630	$65,649
Accrued compensation	70,960	83,107
Accrued other	68,742	91,805
Total accounts payable and accrued expenses	$185,332	$240,561

A summary of the Company’s current provision for sales discounts, allowances and reserves is as follows:

	December 31,	December 31,
(In thousands)	2024	2023
Medicaid rebates	$202,044	$213,845
Product discounts	19,351	15,121
Medicare Part D	26,933	20,569
Other	24,124	14,106
Total accrued sales discounts, allowances and reserves	$272,452	$263,641

Included in accounts payable was approximately $11.4 million and $34.5 million of amounts payable related to state Medicaid rebates as of December 31, 2024 and 2023, respectively.

12. LONG-TERM DEBT

In December 2024, the Company prepaid in full all previously outstanding term loans (the “Former Term Loans”) under the Former Credit Agreement without penalty, through paying off the remaining principal amount due of $289.5 million. The Company accounted for such prepayment as a debt extinguishment and recorded a loss of approximately $0.8 million within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.

The Former Term Loans bore interest at the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.50% with a floor of 0.5%. As of December 31, 2024 and 2023, long-term debt consisted of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Former Term Loans (due March 12, 2026)	$—	$290,730
Less: current portion	—	(3,000)
Long-term debt	$—	$287,730

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

	Year Ended December 31,
(In thousands)	2024	2023	2022 (1)
Numerator:
Net income (loss) from continuing operations	$372,138	$519,157	$(33,152)
Net loss from discontinued operations	(5,068)	(163,400)	(125,115)
Net income (loss)	$367,070	$355,757	$(158,267)
Denominator:
Weighted average number of ordinary shares outstanding	165,392	166,223	163,742
Effect of dilutive securities:
Stock options	1,377	1,093	—
Restricted stock unit awards	2,429	2,414	—
Dilutive ordinary share equivalents	3,806	3,507	—
Shares used in calculating diluted earnings (loss) per ordinary share	169,198	169,730	163,742

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The following potential ordinary share equivalents were not included in the net income (loss) per share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2024	2023	2022 (1)
Stock options	11,517	12,422	12,777
Restricted stock unit awards	2,391	2,378	5,040
Total	13,908	14,800	17,817

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

14. SHAREHOLDERS’ EQUITY

Share Repurchase Program

In February 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase ordinary shares of the Company in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time on the open market (the “Repurchase Program”). The specific timing and amounts of repurchases under the Repurchase Program will depend on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of the Company’s ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2024, the Company repurchased approximately 7.9 million of its ordinary shares under the Repurchase Program at an average price of $25.33 per share, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchase of $200.0 million. All ordinary shares repurchased were returned to treasury. As of December 31, 2024, the remaining amount authorized under the Repurchase Program was $200.0 million.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHARE-BASED COMPENSATION

Share-Based Compensation Expense

The following table presents share-based compensation expense from continuing and discontinued operations included in the Company’s consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of goods manufactured and sold	$5,798	$11,353	$10,284
Research and development	28,085	25,753	23,289
Selling, general and administrative	62,754	55,611	54,104
Share-based compensation expense from continuing operations	96,637	92,717	87,677
Cost of goods manufactured and sold	—	—	—
Research and development	—	3,255	4,652
Selling, general and administrative	—	4,933	1,925
Share-based compensation expense from discontinued operations	—	8,188	6,577
Total share-based compensation expense	$96,637	$100,905	$94,254

During the years ended December 31, 2024, 2023 and 2022, $3.1 million, $3.2 million and $3.3 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying consolidated balance sheets.

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

On May 31, 2024, the Company’s shareholders approved an amended version of the then-current version of the 2018 Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 6.3 million. At December 31, 2024, there were 17.9 million ordinary shares available for issuance in the aggregate under the 2018 Plan. The 2018 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to-1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2024	18,139,903	$32.28
Granted	2,615,357	$29.48
Exercised	(1,328,189)	$20.76
Expired	(1,427,409)	$46.72
Forfeited	(521,043)	$26.65
Outstanding, December 31, 2024	17,478,619	$31.73
Exercisable, December 31, 2024	10,979,663	$34.53

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $14.08, $13.74 and $12.62, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $10.9 million, $6.0 million and $11.6 million, respectively.

At December 31, 2024, there were 6.3 million stock options expected to vest, with a weighted average exercise price of $26.91 per share, a weighted average contractual remaining life of 7.9 years and an aggregate intrinsic value of $15.4 million. At December 31, 2024, the aggregate intrinsic value of stock options exercisable was $38.5 million with a weighted average remaining contractual term of 4.4 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At December 31, 2024, there was $32.3 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

Time-Based Restricted Stock Unit Awards

A summary of time-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2024	5,657,578	$24.18
Granted	2,260,345	$29.51
Forfeited	(775,415)	$26.43
Vested	(2,237,302)	$23.05
Unvested, December 31, 2024	4,905,206	$26.80

The weighted average grant date fair values of time-vesting RSUs granted during the years ended December 31, 2024, 2023 and 2022 were $29.51, $27.65 and $25.27, respectively. The total fair value of time-vesting RSUs that vested during the years ended December 31, 2024, 2023 and 2022, was $51.6 million, $63.0 million and $54.3 million, respectively.

At December 31, 2024, there was $53.4 million of total unrecognized share-based compensation expense related to unvested time-vesting RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

Performance-Based Restricted Stock Unit Awards

In February 2024, 2023 and 2022, the compensation committee of the Company’s board of directors approved the Company’s long-term incentive plans, pursuant to which awards of performance-based RSUs are granted to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and/or R&D performance criteria to be assessed over a performance period of three years from the date of the grant, and subject, at the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2024	1,546,357	$27.95
Granted	498,120	$32.46
Forfeited	(172,576)	$25.88
Vested	(536,243)	$22.21
Unvested, December 31, 2024	1,335,658	$32.13

The weighted average grant date fair values of performance-based RSUs granted during the years ended December 31, 2024, 2023 and 2022 were $32.46, $29.91 and $30.73, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2024, 2023 and 2022 were $10.1 million, $5.9 million and none, respectively. At December 31, 2024, there

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was $3.0 million of unrecognized share-based compensation expense related to unvested performance-based RSUs which would be recognized in accordance with the terms of the awards when the Company deems it probable that the performance criteria will be met.

During the year ended December 31, 2024, the Company recognized share-based compensation expense related to certain performance-based RSUs that were granted during 2021. As of December 31, 2023, the financial performance criteria for these awards were deemed not probable of being achieved; however, in February 2024, the compensation committee of the Company’s board of directors determined that the Company partially achieved the financial performance criteria. This was considered a modification in accordance with FASB ASC 718, Compensation—Stock Compensation and resulted in a modification charge of approximately $6.8 million. In February 2024, the compensation committee of the Company’s board of directors also determined that the Company achieved the pipeline performance criteria for these awards, resulting in a $2.6 million incremental share-based compensation expense, as it was deemed such pipeline performance criteria had been met. The share-based compensation expense related to these achievements was recognized in 2024.

16. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Item 1— Business” of this Annual Report for information with respect to IP protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2024, 2023 and 2022 is summarized in Note 4, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

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

Under this license and collaboration agreement, the Company received an upfront cash payment and milestone payments related to the achievement of certain milestones. The Company is also eligible to receive additional payments upon achievement of certain milestones, including milestones relating to the first two products, other than VUMERITY, covered by patents licensed to Biogen under the license and collaboration agreement.

In addition, the Company receives a 15% royalty on worldwide net sales of VUMERITY, subject to increases for VUMERITY manufactured and/or packaged by Biogen or its designees. The Company is also entitled to receive royalties on net sales of products other than VUMERITY covered by patents licensed to Biogen under the license and collaboration agreement, at tiered royalty rates calculated as percentages of net sales ranging from high-single digits to sub-teen double digits. All royalties are payable on a product-by-product and country-by-country basis until the later of (i) the last-to-expire patent right covering the applicable product in the applicable country and (ii) a specified period of time from the first commercial sale of the applicable product in the applicable country. Royalties for all products are subject to customary reductions, as set forth in the license and collaboration agreement.

Following FDA approval of VUMERITY and, except for the manufacturing responsibilities discussed below, Biogen is now responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the license and collaboration agreement with Biogen, pursuant to which Biogen has conducted a technology transfer and, following an agreed transition period, has elected to assume responsibility for the manufacture (itself or through a designee) of clinical and commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of product that is manufactured by Biogen or its designee. In May 2024, the Company completed the sale of the Athlone Facility where VUMERITY is manufactured. In connection with the sale of the Athlone Facility, the Company has entered into a subcontracting arrangement with the purchaser of the Athlone Facility for the manufacture of VUMERITY through the manufacturing transition period, which may continue through the end of 2025.

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

17. INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022 (1)
Current income tax provision (benefit):
U.S. federal	$25,640	$(981)	$11,169
U.S. state	4,259	722	4,401
Ireland	1,192	—	—
Deferred income tax provision (benefit):
U.S. federal	(19,870)	10,192	(10,536)
U.S. state	(1,392)	(507)	(3,010)
Ireland	61,783	(107,064)	—
Total tax provision (benefit)	$71,612	$(97,638)	$2,024

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The income tax provision in 2024 was primarily due to taxes on income earned in Ireland. The income tax benefit in 2023 was primarily due to the partial release of the valuation allowance maintained against certain Irish deferred tax assets, partially offset by taxes on income earned in the U.S. and Ireland. The income tax expense in 2022 was primarily due to taxes on income earned in the U.S.

In December 2022, the EU implemented a new corporate minimum tax rate of 15% on companies with consolidated annual revenue of at least €750.0 million, which was transposed into Irish law effective as of January 1, 2024. The Company has determined that this new minimum tax had no material impact for the year ended December 31, 2024.

The income tax benefit associated with the Company’s former oncology business, and the tax impact of the Separation, are discussed in further detail in Note 3, Discontinued Operations, in these “Notes to Consolidated Financial Statements” in this Annual Report. The tax benefits included within discontinued operations were $0.7 million, $1.4 million, and $11.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of U.S. subsidiaries totaled approximately $933.5 million at December 31, 2024. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $72.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

The distribution of the Company’s income (loss) before the provision (benefit) for income taxes by geographical area consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022 (1)
Ireland	$440,674	$411,767	$(32,198)
U.S.	3,076	9,752	1,070
Income (loss) from continuing operations before provision (benefit) for income taxes	$443,750	$421,519	$(31,128)

(1)
Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s net deferred tax assets consist of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$80,209	$195,658
Research and development expenses	71,167	49,206
Accrued expenses and reserves	41,189	37,367
Operating lease liabilities	17,537	18,716
Share-based compensation	33,773	37,727
Tax credits	26,882	27,116
Other	3,695	5,582
Less: valuation allowance	(79,727)	(129,296)
Total deferred tax assets	194,725	242,076
Deferred tax liabilities:
Property, plant and equipment	(21,917)	(26,271)
Right-of-use assets	(16,337)	(17,748)
Other	(1,940)	(2,716)
Total deferred tax liabilities	(40,194)	(46,735)
Net deferred tax assets	$154,531	$195,341

The activity in the valuation allowance associated with deferred taxes consists of the following:

(In thousands)	Balance at Beginning of Period (1)	(Additions) / Reductions (2)	Balance at End of Period (1)
Deferred tax asset valuation allowance for the year ended December 31, 2022	$(249,112)	$(22,405)	$(271,517)
Deferred tax asset valuation allowance for the year ended December 31, 2023	$(271,517)	$142,221	$(129,296)
Deferred tax asset valuation allowance for the year ended December 31, 2024	$(129,296)	$49,569	$(79,727)

(1)
Inclusive of continuing and discontinued operations for the periods prior to the Separation in November 2023.
(2)
(Additions) reductions represent continuing and discontinued operations for the periods prior to the Separation in November 2023. The reductions during the year ended December 31, 2024 primarily relate to the abandonment of certain Irish NOLs following the sale of the Athlone Facility to Novo. These NOLs were transferred from Elan Corporation, plc as part of the combination of the drug technology business of Elan Corporation, plc with the business of Alkermes, Inc. A number of restrictions applied to these NOLs thereby restricting the Company’s ability to utilize such NOLs. Following the sale of the Athlone Facility, the Company believes that its ability to utilize these NOLs is remote. The reduction during the year ended December 31, 2023 primarily relates to the partial release of the valuation allowance maintained by the Company against certain Irish net deferred tax assets. The additions in 2022 relate primarily to Irish NOLs.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making such assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. At December 31, 2024, the Company maintained a valuation allowance of $29.6 million against certain U.S. state deferred tax assets and $50.1 million against certain Irish deferred tax assets, as the Company has determined that it is more-likely-than-not that these deferred tax assets will not be realized and some may be abandoned.

If the Company incurs losses in the U.S. or in Ireland in the future, or fails to achieve sufficient profitability in a timely manner, the evaluation of the recoverability of the deferred tax assets could change and a valuation allowance against such deferred tax assets may be required in part or in whole. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

As of December 31, 2024, the Company had $393.9 million of Irish NOL carryforwards, $14.1 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards and $34.0 million of state tax credits which will either expire on various dates through 2039 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of the Company’s ordinary shares. Included within these loss and credit carryforwards are $14.1 million of U.S. federal NOL carryforwards and $5.8 million of state NOL carryforwards, acquired as part of the acquisition of Rodin Therapeutics, Inc. in November 2019, each of which are subject to a $0.5 million annual limitation.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2024	2023	2022 (1)
Statutory tax rate	12.5%	12.5%	12.5%

Income (loss) from continuing operations before income taxes at statutory rate	$55,469	$52,690	$(3,891)

Share-based compensation	5,607	4,177	4,347
Foreign rate differential(2)	4,844	4,701	521
Change in valuation allowance	(49,517)	(142,424)	1,102
Intercompany amounts(3)	708	(16,551)	(1,694)
Irish rate differential(4)	5,798	235	4,926
Uncertain tax positions	(667)	(234)	602
Non-deductible lobbying expenses	767	705	775
U.S. state income taxes, net of U.S. federal benefit	2,802	347	1,272
Foreign derived intangible income	(281)	—	(4,530)
R&D credit	(7,815)	(2,823)	(2,531)
Abandonment of NOLs(5)	49,897	—	—
Other permanent items(6)	4,000	1,539	1,125
Income tax provision (benefit)	$71,612	$(97,638)	$2,024

Effective tax rate	16.1%	(23.2)%	(6.5)%

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
(5)
Represents the tax effect of the abandonment of Irish NOLs following the sale of the Athlone Facility to Novo.
(6)
Other permanent items include, but are not limited to, non-deductible meals and entertainment expenses and non-deductible compensation of senior officers of the Company. For the year ended December 31, 2024, permanent items also included amounts relating to the sale of the Athlone Facility.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2021	$8,372
Reductions based on the lapse of applicable statutes of limitations	(438)
Additions based on tax positions related to prior periods	449
Additions based on tax positions related to the current period	590
Balance, December 31, 2022	$8,973
Reductions based on the lapse of applicable statutes of limitations	(1,073)
Additions based on tax positions related to the prior period	281
Additions based on tax positions related to the current period	558
Balance, December 31, 2023	$8,739
Reductions based on the lapse of applicable statutes of limitations	(1,306)
Additions based on tax positions related to the prior period	59
Additions based on tax positions related to the current period	581
Balance, December 31, 2024	$8,073

The unrecognized tax benefits at December 31, 2024, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2024, 2023 and 2022, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2021 through 2024 fiscal years remain subject to examination by the respective tax authorities, however, some states have longer statutes of limitations and additional fiscal years remain subject to examination. In Ireland, the 2020 through 2024 fiscal years remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 2002 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

18. SEGMENT REPORTING

Segment Information

Following the adoption of ASU 2023-07, the Company is required to disclose significant segment expenses that are regularly provided to the CODM. The Company’s CODM is periodically provided R&D expenses, selling and marketing expenses, and general and administrative expenses. Other external R&D expenses are composed of general research and development expenses and other external projects. Other internal R&D expenses include allocation expenses, travel expenses, and fees, taxes and dues.

The Company’s significant segment expenses are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
REVENUES:
Total revenue	$1,557,632	$1,663,405	$1,111,795
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	245,331	253,037	218,068
External R&D expenses:
Development programs:
ALKS 2680	45,947	31,321	15,715
LYBALVI	18,737	15,379	23,056
Other external R&D expenses	36,627	51,668	57,423
Total external R&D expenses	101,311	98,368	96,194
Internal R&D expenses:
Employee-related	114,496	128,282	129,735
Occupancy	11,206	12,299	12,449
Depreciation	5,701	9,578	10,708
Other internal R&D expenses	12,612	22,279	23,616
Total internal R&D expenses	144,015	172,438	176,508
R&D expenses	245,326	270,806	272,702
Selling, general and administrative expenses:
Selling and marketing expense	446,214	490,154	392,211
General and administrative expense	199,024	199,597	198,540
Total selling, general and administrative expense	645,238	689,751	590,751
Other segment (expenses) income (1)	(49,599)	69,346	(63,426)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	372,138	519,157	(33,152)
LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	(5,068)	(163,400)	(125,115)
NET INCOME (LOSS)	$367,070	$355,757	$(158,267)

(1)
“Other segment (expenses) income” during the years ended December 31, 2024, 2023 and 2022 includes “Amortization of acquired intangible assets”, “Other income (loss), net” and “Income tax provision (benefit)”.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2024, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

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

In addition, in January 2023, Acorda filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”), and the Company filed a motion to transfer the appeal to the U.S. Court of Appeals for the Second Circuit. In January 2024, the Federal Circuit Court denied without prejudice the Company’s motion to transfer the appeal and instructed the parties to brief the jurisdictional question as part of the merits appeal. Briefing in the Federal Circuit Court is complete, and the matter is pending decision.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees

In connection with the Separation, the Company entered into the Assignment related to the 852 Winter Street Lease, which is described in more detail in Note 10, Leases in these “Notes to Consolidated Financial Statements” in this Annual Report. Although the Assignment transferred all of the rights, title and interest in, to and under the 852 Winter Street Lease to Mural US as of November 15, 2023, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations under that certain Guaranty dated as of May 16, 2014 related to the 852 Winter Street Lease. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At December 31, 2024, the fair value of the guarantee was not material to the Company.

Purchase Commitments

The Company has open purchase orders for plant and equipment as part of its normal course of business. At December 31, 2024, the Company’s open purchase orders were $17.7 million for capital commitments.