Form 10-Q
period 2025-03-31
Alkermes plc.
filed 2025-05-01
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 25, 2025 was 164,901,285 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 12, 2025 (our “Annual Report”) and “Part II, Item 1A—Risk Factors” in this Form 10-Q.

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

The following are trademarks of the respective companies listed: BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, RISPERDAL CONSTA®, TREVICTA®, and XEPLION®—Johnson & Johnson or its affiliated companies; FAMPYRATM—Merz Pharmaceuticals, LLC; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® or TM symbol, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$399,806	$291,146
Investments—short-term	484,211	460,522
Receivables, net	318,703	384,528
Inventory	183,438	182,887
Prepaid expenses and other current assets	89,843	91,282
Contract assets	3,049	4,990
Total current assets	1,479,050	1,415,355
PROPERTY, PLANT AND EQUIPMENT, NET	233,920	227,564
INVESTMENTS—LONG-TERM	32,189	73,148
RIGHT-OF-USE ASSETS	82,406	84,245
INTANGIBLE ASSETS, NET AND GOODWILL	83,899	83,917
DEFERRED TAX ASSETS	152,144	154,835
OTHER ASSETS	18,369	16,503
TOTAL ASSETS	$2,081,977	$2,055,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$186,035	$185,332
Accrued sales discounts, allowances and reserves	249,795	272,452
Operating lease liabilities—short-term	6,291	6,166
Contract liabilities—short-term	1,609	1,249
Total current liabilities	443,730	465,199
OPERATING LEASE LIABILITIES—LONG-TERM	67,811	69,372
OTHER LONG-TERM LIABILITIES	58,853	56,019
Total liabilities	570,394	590,590
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 180,181,396 and 176,670,785 shares issued; and 164,853,015 and 162,176,994 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1,802	1,767
Treasury shares, at cost (15,328,381 and 14,493,791 shares at March 31, 2025 and December 31, 2024, respectively)	(448,036)	(419,255)
Additional paid-in capital	2,913,266	2,860,890
Accumulated other comprehensive loss	(1,455)	(1,967)
Accumulated deficit	(953,994)	(976,458)
Total shareholders’ equity	1,511,583	1,464,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,081,977	$2,055,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$244,493	$233,536
Manufacturing and royalty revenues	62,017	116,833
Research and development revenue	—	3
Total revenues	306,510	350,372
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	49,197	58,644
Research and development	71,817	67,611
Selling, general and administrative	171,704	179,749
Amortization of acquired intangible assets	—	1,059
Total expenses	292,718	307,063
OPERATING INCOME FROM CONTINUING OPERATIONS	13,792	43,309
OTHER INCOME, NET:
Interest income	10,141	9,399
Interest expense	—	(5,978)
Other income, net	1,556	182
Total other income, net	11,697	3,603
INCOME BEFORE INCOME TAXES	25,489	46,912
INCOME TAX PROVISION	3,025	7,964
NET INCOME FROM CONTINUING OPERATIONS	22,464	38,948
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2,120)
NET INCOME	$22,464	$36,828

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings per ordinary share from continuing operations - basic	$0.14	$0.23
Loss per ordinary share from discontinued operations - basic	$—	$(0.01)
Earnings per ordinary share - basic	$0.14	$0.22

Earnings per ordinary share from continuing operations - diluted	$0.13	$0.23
Loss per ordinary share from discontinued operations - diluted	$—	$(0.01)
Earnings per ordinary share - diluted	$0.13	$0.21
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	163,407	167,984
Diluted	168,737	172,981
COMPREHENSIVE INCOME:
Net income	$22,464	$36,828
Holding gain (loss), net of a tax provision (benefit) of $168 and $(75), respectively	512	(491)
COMPREHENSIVE INCOME	$22,976	$36,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,464	$36,828
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,421	8,056
Share-based compensation expense	22,810	32,755
Deferred income taxes	2,507	7,515
Other non-cash charges	274	2,215
Changes in assets and liabilities:
Receivables	65,825	16,628
Contract assets	1,941	(523)
Inventory	(1,751)	(12,641)
Prepaid expenses and other assets	(844)	(7,461)
Right-of-use assets	1,840	1,777
Accounts payable and accrued expenses	(1,681)	(38,448)
Accrued sales discounts, allowances and reserves	(22,657)	(22,764)
Contract liabilities	359	(208)
Operating lease liabilities	(2,548)	(2,516)
Other long-term liabilities	2,851	(105)
Cash flows provided by operating activities	98,811	21,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(10,110)	(8,342)
Proceeds from the sale of property, plant and equipment	1,713	411
Purchases of investments	(95,988)	(114,508)
Sales and maturities of investments	113,487	82,488
Cash flows provided by (used in) investing activities	9,102	(39,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	29,528	11,226
Employee taxes paid related to net share settlement of equity awards	(28,781)	(28,349)
Principal payments of long-term debt	—	(750)
Cash flows provided by (used in) financing activities	747	(17,873)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,660	(36,716)
CASH AND CASH EQUIVALENTS—Beginning of period	291,146	457,469
CASH AND CASH EQUIVALENTS—End of period	$399,806	$420,753
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$5,911	$2,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	3,510,611	35	29,493	—	—	—	—	29,528
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(834,590)	(28,781)	(28,781)
Share-based compensation	—	—	22,883	—	—	—	—	22,883
Unrealized gain on marketable securities, net of tax provision of $168	—	—	—	512	—	—	—	512
Net income	—	—	—	—	22,464	—	—	22,464
BALANCE — March 31, 2025	180,181,396	$1,802	$2,913,266	$(1,455)	$(953,994)	(15,328,381)	$(448,036)	$1,511,583

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	3,165,169	31	11,195	—	—	—	—	11,226
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(960,486)	(28,349)	(28,349)
Share-based compensation	—	—	32,863	—	—	—	—	32,863
Unrealized loss on marketable securities, net of tax benefit of $75	—	—	—	(491)	—	—	—	(491)
Net income	—	—	—	—	36,828	—	—	36,828
BALANCE — March 31, 2024	175,734,220	$1,757	$2,780,992	$(3,601)	$(1,306,700)	(6,549,704)	$(217,685)	$1,254,763

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

In May 2024, the Company completed the sale of its research and development business and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) to Novo Nordisk (“Novo”). The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which activities may continue through the end of 2025.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2024. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including, but not limited to, those related to revenue from contracts with its customers and related allowances, impairment of long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different conditions or using different assumptions.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has utilized the management approach to determine that the Company is managed as one segment on a consolidated basis and is in the business of developing, manufacturing and commercializing medicines designed to help people living with complex and difficult-to-treat psychiatric and neurological disorders. The Company’s CODM, the Chairman and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The CODM measures profitability on a reportable segment basis using net income and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results. Please refer to Note 15, Segment Reporting, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further information.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to assist key stakeholders in better assessing how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. This ASU becomes effective for public companies for annual periods beginning after December 15, 2024. This guidance will be applied on a prospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

3. DISCONTINUED OPERATIONS

Mural Oncology Separation

On November 15, 2023, the Company completed the separation of its oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”). In connection with the Separation, the Company and Mural entered into, among other agreements: a separation agreement; a tax matters agreement; and an employee matters agreement, which are described in Note 3, Discontinued Operations in the “Notes to Consolidated Financial Statements” accompanying the Annual Report.

Discontinued Operations

The Company determined that the Separation met the criteria for classification of the oncology business as discontinued operations in accordance with Topic 205. The following summarizes the loss from discontinued operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$—
Research and development	—	2,516
Selling, general and administrative	—	—
Total operating expenses from discontinued operations	—	2,516
Operating loss from discontinued operations	—	(2,516)
Income tax benefit from discontinued operations	—	(396)
Net loss and comprehensive loss from discontinued operations	$—	$(2,120)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

During the three months ended March 31, 2025 and 2024, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
VIVITROL	100,996	$97,659
ARISTADA and ARISTADA INITIO	73,475	78,870
LYBALVI	70,022	57,007
Total product sales, net	$244,493	$233,536

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, healthcare providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. See the “Revenue from Contracts with Customers” section in Note 2, Summary of Significant Accounting Policies in the “Notes to Consolidated Financial Statements” in the Annual Report for information with respect to the Company’s significant categories of sales discounts and allowances.

Actual Medicaid utilization rebates related to VIVITROL during the three months ended March 31, 2025 were lower than original estimates, and as a result the Company reduced its rebate reserve by approximately $8.7 million during the period. Medicaid rebates for the Company’s other products have not differed materially from the Company’s estimates

A rollforward of the Company’s provisions for sales discounts and allowances is as follows:

	March 31, 2025
(In thousands)	Contractual Adjustments(1)	Discounts(2)	Product Returns	Other	Total
Beginning balance — December 31, 2024	$228,978	$43,645	$50,507	$13,297	$336,427
Current provisions relating to sales in current year	123,300	91,264	6,392	19,543	240,499
Adjustments relating to prior years	(11,311)	—	(901)	—	(12,212)
Payments relating to sales in current year	(5,713)	(81,201)	—	(11,839)	(98,753)
Payments relating to sales in prior years	(120,893)	(20,793)	(3,087)	(11,244)	(156,017)
Ending balance — March 31, 2025	$214,361	$32,915	$52,911	$9,757	$309,944

1.
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals
2.
“Discounts” include “Chargebacks” and “Product Discounts”

Total revenue-related reserves as of March 31, 2025 and December 31, 2024 included in the accompanying consolidated balance sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Reduction of accounts receivable	$14,993	$22,031
Components of accrued sales discounts, allowances and reserves	249,795	272,452
Components of other long-term liabilities	45,156	41,944
Total revenue-related reserves	$309,944	$336,427

Manufacturing and Royalty Revenues

During the three months ended March 31, 2025 and 2024, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended March 31, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$17,745	$17,745
VUMERITY	5,975	21,858	27,833
RISPERDAL CONSTA	9,115	14	9,129
Other	2,237	5,073	7,310
	$17,327	$44,690	$62,017

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended March 31, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$62,673	$62,673
VUMERITY	12,124	19,130	31,254
RISPERDAL CONSTA	2,595	124	2,719
Other	15,311	4,876	20,187
	$30,030	$86,803	$116,833

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

In August 2024, the Company’s royalty on U.S. net sales of INVEGA SUSTENNA expired. Accordingly, the Company expects royalty revenues from net sales of the long-acting INVEGA products to continue to be lower in 2025, as the royalty revenues related to U.S. net sales of INVEGA SUSTENNA comprised a significant portion of the overall royalty revenues from the long-acting INVEGA products.

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

Total contract assets at March 31, 2025 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2024	$4,990
Additions	3,049
Transferred to receivables, net	(4,990)
Contract assets at March 31, 2025	$3,049

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At March 31, 2025 and December 31, 2024, $1.6 million and $1.2 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and none of the contract liabilities were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at March 31, 2025 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2024	$1,249
Additions	1,313
Amounts recognized into revenue	(953)
Contract liabilities at March 31, 2025	$1,609

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consist of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
March 31, 2025	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$253,700	$969	$(22)	$(2)	$254,645
Corporate debt securities	228,654	934	(19)	(3)	229,566
Total short-term investments	482,354	1,903	(41)	(5)	484,211
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	23,540	—	—	(59)	23,481
Corporate debt securities	8,620	—	—	(57)	8,563
	32,160	—	—	(116)	32,044
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	32,305	—	—	(116)	32,189
Total investments	$514,659	$1,903	$(41)	$(121)	$516,400

December 31, 2024
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$266,506	$763	$(58)	$(6)	$267,205
Corporate debt securities	192,617	762	(58)	(4)	193,317
Total short-term investments	459,123	1,525	(116)	(10)	460,522
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	48,856	—	—	(179)	48,677
Corporate debt securities	24,484	—	—	(158)	24,326
	73,340	—	—	(337)	73,003
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	73,485	—	—	(337)	73,148
Total investments	$532,608	$1,525	$(116)	$(347)	$533,670

At March 31, 2025, the Company’s investments in corporate debt securities had a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and 44 of the Company’s 325 investment securities were in an unrealized loss position with an aggregate estimated fair value of $67.3 million. The primary reason these securities were in an unrealized loss position is that they are fixed-rate securities that were acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Proceeds from the sales and maturities of investments	$113,487	$82,488
Realized gains	$1	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at March 31, 2025 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$278,722	$279,375	$145	$145
After 1 year through 5 years	235,792	236,880	—	—
Total	$514,514	$516,255	$145	$145

In February 2025, the Company entered into an agreement whereby it is committed to provide up to €10.0 million to a partnership, Fountain Healthcare Partners Fund IV, L.P. (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 9.2% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method. As of March 31, 2025, the Company had made payments of, and its investment is equal to, $0.5 million (€0.5 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets.

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	March 31,
(In thousands)	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,245	$30,245	$—	$—
U.S. government and agency debt securities	278,126	234,573	43,553	—
Corporate debt securities	238,129	—	237,629	500
Total	$546,500	$264,818	$281,182	$500

	December 31,
	2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,388	$8,388	$—	$—
U.S. government and agency debt securities	315,882	265,090	50,792	—
Corporate debt securities	217,643	—	217,643	—
Total	$541,913	$273,478	$268,435	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

There were no transfers of any securities between levels during the three months ended March 31, 2025. The following table is a rollforward of the fair value of the Company’s assets with fair values that were determined using Level 3 inputs at March 31, 2025:

(In thousands)	Fair Value
Balance, January 1, 2025	$—
Purchase of corporate debt security	500
Balance, March 31, 2025	$500

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

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Raw materials	$69,692	$72,139
Work in process	74,199	79,871
Finished goods(1)	39,547	30,877
Total inventory	$183,438	$182,887

(1)
At March 31, 2025 and December 31, 2024, the Company had $27.5 million and $22.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Land	$957	$957
Building and improvements	135,016	134,699
Furniture, fixtures and equipment	255,868	244,113
Leasehold improvements	42,520	42,416
Construction in progress	59,973	58,391
Subtotal	494,334	480,576
Less: accumulated depreciation	(260,414)	(253,012)
Total property, plant and equipment, net	$233,920	$227,564

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. LEASES

Future lease payments under non-cancelable leases at March 31, 2025 consist of the following:

March 31,
(In thousands)	2025
2025	7,679
2026	10,298
2027	9,508
2028	9,574
Thereafter	59,695
Total operating lease payments	$96,754
Less: imputed interest	(22,652)
Total operating lease liabilities	$74,102

At March 31, 2025, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 3.9% and 6.8 years, respectively. Cash paid for lease liabilities was $2.5 million during each of the three months ended March 31, 2025 and 2024. The Company recorded operating lease expense from continuing operations of $1.8 million during each of the three months ended March 31, 2025 and 2024.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Accounts payable	$59,840	$45,630
Accrued compensation	43,103	70,960
Accrued other	83,092	68,742
Total accounts payable and accrued expenses	$186,035	$185,332

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Medicaid rebates	$191,471	$202,044
Product discounts	15,350	19,351
Medicare Part D	22,891	26,933
Other	20,083	24,124
Total accrued sales discounts, allowances and reserves	$249,795	$272,452

Included in accounts payable was approximately $19.9 million and $11.4 million of amounts payable related to state U.S. Medicaid rebates as of March 31, 2025 and December 31, 2024, respectively.

11. SHAREHOLDERS’ EQUITY

In February 2024, the Company announced approval by its board of directors of a share repurchase program authorizing the Company to repurchase its ordinary shares in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time (the “Repurchase Program”), with the specific timing and amounts of repurchases under the Repurchase Program dependent on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of its ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the three months ended March 31, 2025, the Company did not repurchase any of its ordinary shares under the Repurchase Program. As of March 31, 2025, the remaining amount authorized under the Repurchase Program was $200.0 million.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive income:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cost of goods manufactured and sold	$1,782	$2,906
Research and development	5,891	10,278
Selling, general and administrative	15,137	19,571
Total share-based compensation expense	$22,810	$32,755

At March 31, 2025 and December 31, 2024, $3.2 million and $3.1 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2024, the Company recognized share-based compensation expense related to certain performance-based restricted stock unit awards that were granted during 2021. As of December 2023, the financial performance criteria for these awards were deemed not probable of being achieved; however, in February 2024, the compensation committee of the Company’s board of directors determined that the Company partially achieved the financial performance criteria. This was considered an accounting modification in accordance with FASB ASC 718, Compensation—Stock Compensation and resulted in a modification charge of approximately $6.8 million. In February 2024, the compensation committee of the Company’s board of directors also determined that the Company achieved the pipeline performance criteria for these awards, resulting in a $2.6 million incremental share-based compensation expense, as it was deemed such pipeline performance criteria had been met.

13. EARNINGS (LOSS) PER ORDINARY SHARE

Basic earnings per ordinary share from continuing operations is calculated based upon net income from continuing operations available to holders of ordinary shares divided by the weighted average number of ordinary shares outstanding. Basic loss per ordinary share from discontinued operations is calculated based upon net loss from discontinued operations available to holders of ordinary shares, divided by the weighted average number of ordinary shares outstanding. For the calculation of diluted earnings (loss) per ordinary share from continuing operations and discontinuing operations, the Company utilizes the treasury stock method and adjusts the weighted average number of ordinary shares outstanding for the potential dilutive effect of outstanding ordinary share equivalents such as stock options and restricted stock unit awards.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Numerator:
Net income from continuing operations	$22,464	$38,948
Net loss from discontinued operations	—	(2,120)
Net income	$22,464	$36,828
Denominator:
Weighted average number of ordinary shares outstanding	163,407	167,984
Effect of dilutive securities:
Stock options	2,393	1,734
Restricted stock unit awards	2,937	3,263
Dilutive ordinary share equivalents	5,330	4,997
Shares used in calculating diluted earnings per ordinary share	168,737	172,981

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The following potential ordinary share equivalents were not included in the net earnings (loss) per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Stock options	6,141	11,152
Restricted stock unit awards	1,818	1,776
Total	7,959	12,928

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

The Company recorded income tax provisions of $3.0 million and $8.0 million during the three months ended March 31, 2025 and 2024, respectively. The income tax provisions during these periods were primarily attributable to taxes on income earned in Ireland.

The Company’s effective tax rate during the three months ended March 31, 2025 and 2024 was 11.9% and 17.0%, respectively. The decrease in the effective tax rate was primarily due to an increase in windfall benefits from employee equity activity. The effective tax rate during the three months ended March 31, 2024 exceeded the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses relating to share-based compensation and income that was taxable at rates higher than the Irish statutory tax rate.

15. SEGMENT REPORTING

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s significant segment expenses are as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
REVENUES:
Total revenue	$306,510	$350,372
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	49,197	58,644
External R&D expenses:
Development programs:
ALKS 2680	17,854	10,456
LYBALVI	3,852	5,041
Other external R&D expenses	10,973	8,789
Total external R&D expenses	32,679	24,286
Internal R&D expenses:
Employee-related	31,354	34,545
Occupancy	3,148	3,048
Depreciation	1,467	1,428
Other internal R&D expenses	3,169	4,304
Total internal R&D expenses	39,138	43,325
R&D expenses	71,817	67,611
Selling, general and administrative expenses:
Selling and marketing expense	122,934	125,617
General and administrative expense	48,770	54,132
Total selling, general and administrative expense	171,704	179,749
Other segment income (expenses)(1)	8,672	(5,420)
NET INCOME FROM CONTINUING OPERATIONS	22,464	38,948
LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	(2,120)
NET INCOME	$22,464	$36,828

1.
“Other segment income (expenses)” during the three months ended March 31, 2025 and 2024, includes “Amortization of acquired intangible assets”, “Other income, net” and “Income tax provision”.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2025, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey (the “NJ District Court”) against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities following the filing by Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval from the U.S. Food and Drug Administration

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

(“FDA”) to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693 (the “’693 Patent”). Requested judicial remedies include recovery of litigation costs and injunctive relief. In May 2023, the NJ District Court issued an opinion in favor of the Janssen entities on the issues of infringement and validity of the ’693 Patent and the Mylan entities filed a notice of appeal of the decision. On March 28, 2025, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) issued a decision affirming the NJ District Court opinion. The Company is not a party to this proceeding.

VUMERITY ANDA Litigation

In July 2023, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) following the filing by Zydus of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) delayed-release capsules for oral use, 231 mg, before expiration of the Company’s U.S. Patent Nos. 8,669,281; 9,090,558; and 10,080,733. The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). A bench trial is scheduled to begin on July 28, 2025.

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

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court, and the Company filed a motion to transfer the appeal to the U.S. Court of Appeals for the Second Circuit. In January 2024, the Federal Circuit Court denied without prejudice the Company’s motion to transfer the appeal and instructed the parties to brief the jurisdictional question as part of the merits appeal. Briefing in the Federal Circuit Court is complete, and oral argument has been scheduled for June 6, 2025.

Guarantees

In connection with the Separation, the Company entered into an assignment and assumption of lease agreement (the “Assignment”) pursuant to which Alkermes, Inc., a wholly owned subsidiary of the Company, assigned to Mural Oncology, Inc. (“Mural US”), a subsidiary of Mural, an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”), as described in more detail in Note 10, Leases in the “Notes to Consolidated Financial Statements” in the Annual Report. Although all of the rights, title and interest in, to and under the 852 Winter Street Lease were transferred to Mural US as of November 15, 2023 pursuant to the Assignment, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations in respect of the lease under that certain Guaranty dated as of May 16, 2014. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At March 31, 2025, the fair value of the guarantee was not material to the Company.

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

Executive Summary

Net income from continuing operations was $22.5 million or $0.14 per ordinary share—basic and $0.13 per ordinary share—diluted, for the three months ended March 31, 2025, compared to net income from continuing operations of $38.9 million or $0.23 per ordinary share—basic and $0.23 per ordinary share—diluted, for the three months ended March 31, 2024.

The decrease in net income from continuing operations during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a decrease of $54.8 million in manufacturing and royalty revenue, partially offset by an increase of $11.0 million in product sales, net, a decrease of $14.4 million in operating expenses, an increase of $8.0 million in other income, net and a decrease of $4.9 million in income tax provision.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Products

Marketed Products

The key marketed products discussed below have generated, or are expected to generate, significant revenues for us. See the descriptions of the marketed products below and “Part I, Item 1A—Risk Factors” in our Annual Report and “Part II, Item 1A—Risk Factors” in this Form 10-Q for important factors that could adversely affect our marketed products. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for these marketed products.

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

In March 2025, U.S. Patent No. 12,251,381 relating to ARISTADA and ARISTADA INITIO was granted. The patent has claims to a method of treating schizophrenia and expires in 2039.

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

For a discussion of legal proceedings related to certain of the patents covering INVEGA TRINZA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

Licensed Product

VUMERITY

VUMERITY (diroximel fumarate) is a novel, oral fumarate with a distinct chemical structure that is approved in the U.S., the EU and several other countries for the treatment of relapsing forms of multiple sclerosis in adults, including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease.

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in our Annual Report. For a discussion of legal proceedings related to certain of the patents covering VUMERITY, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

ALKS 2680

ALKS 2680 is a novel, investigational, oral, selective orexin 2 receptor agonist in development as a once-daily treatment for narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and idiopathic hypersomnia (“IH”). Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of ALKS 2680 was previously evaluated in a phase 1 study in healthy volunteers and patients with NT1, NT2 and IH and is currently being evaluated in the phase 2 Vibrance-1, Vibrance-2 and Vibrance-3 studies in patients with NT1, NT2 and IH, respectively.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In millions, except for % of Sales)	2025	% of Sales	2024	% of Sales
Product sales, gross	$472.8	100.0%	$467.3	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(94.3)	(19.9)%	(105.0)	(22.5)%
Chargebacks	(53.9)	(11.4)%	(50.5)	(10.8)%
Product discounts	(37.3)	(7.9)%	(34.3)	(7.3)%
Medicare Part D	(17.7)	(3.8)%	(17.4)	(3.7)%
Other	(25.1)	(5.3)%	(26.6)	(5.7)%
Total adjustments	(228.3)	(48.3)%	(233.8)	(50.0)%
Product sales, net	$244.5	51.7%	$233.5	50.0%

The increase in product sales, gross was due to a 21% increase in the number of LYBALVI units sold and a 3% price increase for each of our proprietary products that went into effect on January 1, 2025. These increases were partially offset by 5% and 9% decreases in the number of units sold for VIVITROL and ARISTADA/ARISTADA INITIO, respectively.

The decrease in Medicaid rebates, as a percentage of sales, was primarily due to actual Medicaid utilization rebates related to VIVITROL, which were lower than original estimates by approximately $8.7 million.

The following table compares product sales, net earned during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
VIVITROL	$101.0	$97.7	$3.3
ARISTADA and ARISTADA INITIO	73.5	78.9	(5.4)
LYBALVI	70.0	57.0	13.0
Product sales, net	$244.5	$233.5	$10.9

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$17.7	$62.7	$(45.0)
VUMERITY	27.8	31.3	(3.5)
RISPERDAL CONSTA	9.1	2.7	6.4
Other	7.4	20.1	(12.7)
Manufacturing and royalty revenues	$62.0	$116.8	$(54.8)

The decrease in royalty revenues related to the long-acting INVEGA products was primarily due to the expiration of our royalty on net sales of INVEGA SUSTENNA in the U.S. in August 2024. We expect royalty revenues from net sales of the long-acting INVEGA products to continue to be lower in 2025, as the royalty revenues related to net sales of INVEGA SUSTENNA in the U.S. comprised a significant portion of the overall royalty revenues for the long-acting INVEGA products. In addition, each of INVEGA SUSTENNA and INVEGA TRINZA is currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such product. Increased competition from new products or generic versions of any one or more of the long-acting INVEGA products may lead to reduced unit sales of the long-acting INVEGA products, including those not yet genericized, and increased pricing pressure. For a discussion of the legal proceedings related to INVEGA TRINZA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

The decrease in VUMERITY revenue was due to a $6.2 million decrease in manufacturing revenue, offset by a $2.7 million increase in royalty revenue. The decrease in VUMERITY manufacturing revenue was primarily due to a reduction in the number of batches manufactured for sale to Biogen, and the increase in VUMERITY royalty revenue was due to an increase in the end-market sales of the product. The increase in RISPERDAL CONSTA revenue was due to a $6.5 million increase in manufacturing revenue, primarily due to an increase in the number of batches made available to Janssen for sale in the U.S., which has a higher selling price than product sold outside of the U.S. The decrease in Other manufacturing and royalty revenue was primarily due to a $10.5 million decrease in revenue from FAMPYRA, as our manufacturing obligations for FAMPYRA concluded on December 31, 2024.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
Cost of goods manufactured and sold	$49.2	$58.6	$(9.4)

The decrease in the cost of goods manufactured and sold was primarily related to decreases in the cost of goods sold for VIVITROL and ARISTADA and ARISTADA INITIO due to decreases in the number of units sold, as discussed above, and decreases in costs related to out-of-specification batches and investigations. In addition, following the sale of the Athlone Facility in May 2024, the cost of goods manufactured for certain legacy products that are manufactured at the Athlone Facility decreased. These decreases were partially offset by an increase in the cost of goods sold for LYBALVI due to an increase in the number of units sold, as discussed above.

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

The following table sets forth our external R&D expenses for the three months ended March 31, 2025 and 2024 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
External R&D expenses:
Development programs:
ALKS 2680	$17.8	$10.5	$7.3
LYBALVI	3.9	5.0	(1.1)
Other external R&D expenses	11.0	8.8	2.2
Total external R&D expenses	32.7	24.3	8.4
Internal R&D expenses:
Employee-related	31.4	34.5	(3.1)
Occupancy	3.1	3.0	0.1
Depreciation	1.4	1.4	—
Other	3.2	4.4	(1.2)
Total internal R&D expenses	39.1	43.3	(4.2)
Research and development expenses	$71.8	$67.6	$4.2

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

The increase in expenses related to ALKS 2680 was primarily due to increased spend related to the advancement of the development program for the product, including initiation of our Vibrance-3 phase 2 clinical study and costs related to our long-term extension study for the product, partially offset by the completion of our first-in-human phase 1 clinical study for the product in the first half of 2024. The decrease in expenses related to LYBALVI was primarily due to the timing of spend on our pediatric studies for the product. The increase in other external R&D expenses was primarily due to activities associated with our preclinical development programs. The decrease in employee-related expenses was primarily due to a decrease in labor and benefits expense related to a 9% decrease in R&D-related headcount following the completion of the sale of the Athlone Facility in May 2024.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
Selling and marketing expense	$122.9	$125.6	$(2.7)
General and administrative expense	48.8	54.1	(5.3)
Selling, general and administrative expense	$171.7	$179.7	$(8.0)

The decrease in selling and marketing expense was primarily due to a decrease of $9.2 million in media spend for our proprietary products, partially offset by a $4.2 million increase in sales and marketing-related materials and training and a $1.7 million increase in employee-related expenses, primarily due to a 14% increase in sales and marketing-related headcount.

The decrease in general and administrative expense was primarily due to decreases of $2.2 million and $2.1 million in professional service fees and employee-related expenses, respectively. The decrease in professional service fees is primarily related to a decrease in legal expenses. The decrease in employee-related expenses is primarily related to a decrease in share-based compensation expense.

Other Income, Net

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
Interest income	$10.1	$9.4	$0.7
Interest expense	—	(6.0)	6.0
Other income, net	1.6	0.2	1.4
Total other income, net	$11.7	$3.6	$8.1

Interest income consists of interest earned on our cash and available-for-sale investments. Interest expense consists of interest incurred on our previously outstanding term loans (the “Former Term Loans”) that were scheduled to become due in 2026 under our former amended and restated credit agreement, which we prepaid in full and terminated in December 2024. See Note 12, Long-Term Debt in the “Notes to Consolidated Financial Statements” accompanying our Annual Report for additional information regarding our Former Term Loans.

Income Tax Provision

	Three Months Ended
	March 31,
(In millions)	2025	2024	Change
Income tax provision	3.0	8.0	$(5.0)

The income tax provisions in the three months ended March 31, 2025 and 2024 were primarily attributable to taxes on income earned in Ireland.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2025			December 31, 2024
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$87.7	$312.1	$399.8	$70.3	$220.8	$291.1
Investments—short-term	194.8	289.4	484.2	203.6	256.9	460.5
Investments—long-term	12.2	20.0	32.2	24.6	48.5	73.1
Total cash and investments	$294.7	$621.5	$916.2	$298.5	$526.2	$824.7

At March 31, 2025 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$482.3	$1.9	$—	$—	$484.2
Investments—long-term available-for-sale	32.2	—	(0.1)	—	32.1
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$514.6	$1.9	$(0.1)	$—	$516.4

Sources and Uses of Cash

We generated $98.8 million and $21.1 million of cash from operating activities during the three months ended March 31, 2025 and 2024, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, including capital expenditures, for not less than twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

Information about our cash flows, by category, is presented in the accompanying condensed consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Cash and cash equivalents, beginning of period	$291.1	$457.5
Cash flows provided by operating activities	98.8	21.1
Cash flows provided by (used in) investing activities	9.1	(39.9)
Cash flows provided by (used in) financing activities	0.8	(17.9)
Cash and cash equivalents, end of period	$399.8	$420.8

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

Cash flows provided by operating activities for the three months ended March 31, 2025 were $98.8 million and primarily consisted of net income of $22.5 million, adjusted for non-cash items, including share-based compensation of $22.8 million, depreciation and amortization of $7.4 million, deferred income taxes of $2.5 million and changes in working capital of $43.3 million.

Cash flows provided by operating activities for the three months ended March 31, 2024 were $21.1 million and primarily consisted of a net income of $38.9 million adjusted for non-cash items, including share-based compensation of $32.8 million, depreciation and amortization of $8.1 million and deferred income taxes of $7.5 million, partially offset by changes in working capital of $66.3 million.

Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2025 were primarily due to $17.5 million in net sales of investments, partially offset by the purchase of $10.1 million of property, plant and equipment. Cash flows used in investing activities for the three months ended March 31, 2024 were primarily due to $32.0 million in net purchase of investments and the purchase of $8.3 million of property, plant and equipment.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2025 were primarily due to $29.5 million of cash that we received upon exercises of employee stock options, partially offset by $28.8 million of employee taxes paid related to the net share settlement of equity awards. Cash flows used in financing activities for the three months ended March 31, 2024 primarily related to $28.3 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $11.2 million of cash that we received upon exercises of employee stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2024, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

We are exposed to non-U.S. currency exchange risk related to manufacturing and royalty revenues that we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in Euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2024.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our principal executive officer and interim principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

Changes in global trade or other policies, including tariffs or other restrictions imposed by the U.S. government or governments of other nations, could have an adverse effect on our business, results of operations, or financial condition.

As a global biopharmaceutical company, changes in and uncertainties from global trade or other policies, including tariffs or other restrictions imposed by the U.S. government or governments of other nations, may have an adverse effect on us. For example, in April 2025, the U.S. government announced the imposition of a baseline 10% tariff on imports from virtually all countries and additional customized tariffs on certain imports (including country-specific and product-specific tariffs), following its imposition of a 25% tariff on certain imports from Mexico and Canada earlier in 2025. In response, certain countries have imposed, or announced intentions to impose, tariffs on U.S. imports. Although some of these tariffs are temporarily paused, their impact has already been seen, and we expect will continue to be seen, in global markets. Our proprietary products are manufactured at our manufacturing facility in the U.S. and are sold exclusively in the U.S.; however, certain materials in our supply chain are sourced internationally and certain of the third-party products from which we derive revenue are manufactured outside the U.S. Our related costs, revenues and/or profits may be impacted to varying degrees by recent or future changes in global trade or other policies. In addition, the recent changes, tensions and uncertainties related to global trade policies have caused, and may continue to cause, significant volatility in global markets, including the market for our ordinary shares. The price of our ordinary shares has fluctuated significantly, and may continue to fluctuate, as a result of these and similar developments. The U.S. government has also indicated that it may impose a supplemental tariff on all pharmaceutical imports or take additional actions in respect of pharmaceutical companies incorporated outside of the U.S., which has caused, and may continue to cause, uncertainty as to the extent of the impacts of changes in global trade on the pharmaceutical industry as a whole and on our business. Additional changes to the policies of the U.S. or other nations that affect the geopolitical landscape or global trade, economic or market conditions, and other direct or indirect impacts of such policies, are uncertain and unpredictable, and could, in the future, have a material adverse effect on our business, results of operations, or financial condition and the market price of our ordinary shares.

The above risk factor should be read in conjunction with the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2025:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
January 1, 2025 – January 31, 2025	1,879	$28.67	—	$200.0
February 1, 2025 – February 28, 2025	832,359	34.50	—	200.0
March 1, 2025 – March 31, 2025	352	34.40	—	200.0
Totals	834,590	$34.49	—

(1)
Consists of ordinary shares acquired during the three months ended March 31, 2025 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended March 31, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of the Company’s securities that are or were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”) as follows: (i) on February 14, 2025, Craig Hopkinson, M.D., our Executive Vice President, Research and Development and Chief Medical Officer, terminated a Rule 10b5-1 plan that provided for the sale of up to 820,467 ordinary shares of the Company and was scheduled to expire on July 31, 2025; (ii) on February 27, 2025, Shane Cooke, a director, adopted a Rule 10b5-1 plan providing for the sale of up to 61,200 ordinary shares of the Company that may be obtained from the exercise of vested stock options; this plan is scheduled to expire on February 27, 2026; (iii) on March 10, 2025, Christian Todd Nichols, our Senior Vice President Chief Commercial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 6,667 ordinary shares of the Company; this plan is scheduled to expire on December 9, 2025; and (iv) on March 14, 2025, Craig Hopkinson, M.D., our Executive Vice President, Research and Development and Chief Medical Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 108,000 ordinary shares of the Company (including shares that may be obtained from the exercise of vested stock options); this plan is scheduled to expire on September 30, 2026. During the three months ended March 31, 2025, no other officers or directors of the Company adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
Date: May 1, 2025