Form 10-Q
period 2025-06-30
Alkermes plc.
filed 2025-07-29
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 25, 2025 was 165,077,979 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
•
our expectations regarding the timing, design and results of clinical trials of our products;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$521,199	$291,146
Investments—short-term	494,540	460,522
Receivables, net	354,906	384,528
Inventory	191,924	182,887
Prepaid expenses and other current assets	71,295	91,282
Contract assets	1,424	4,990
Total current assets	1,635,288	1,415,355
PROPERTY, PLANT AND EQUIPMENT, NET	239,399	227,564
INVESTMENTS—LONG-TERM	38,269	73,148
RIGHT-OF-USE ASSETS	80,532	84,245
INTANGIBLE ASSETS, NET AND GOODWILL	83,880	83,917
DEFERRED TAX ASSETS	155,533	154,835
OTHER ASSETS	19,908	16,503
TOTAL ASSETS	$2,252,809	$2,055,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$245,749	$185,332
Accrued sales discounts, allowances and reserves	253,173	272,452
Operating lease liabilities—short-term	6,462	6,166
Contract liabilities—short-term	578	1,249
Total current liabilities	505,962	465,199
OPERATING LEASE LIABILITIES—LONG-TERM	66,216	69,372
OTHER LONG-TERM LIABILITIES	56,047	56,019
Total liabilities	628,225	590,590
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 180,439,750 and 176,670,785 shares issued; and 165,054,912 and 162,176,994 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1,805	1,767
Treasury shares, at cost (15,384,838 and 14,493,791 shares at June 30, 2025 and December 31, 2024, respectively)	(449,714)	(419,255)
Additional paid-in capital	2,940,789	2,860,890
Accumulated other comprehensive loss	(1,400)	(1,967)
Accumulated deficit	(866,896)	(976,458)
Total shareholders’ equity	1,624,584	1,464,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,252,809	$2,055,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$307,235	$269,273	$551,728	$502,809
Manufacturing and royalty revenues	83,422	129,858	145,439	246,691
Research and development revenue	—	—	—	3
Total revenues	390,657	399,131	697,167	749,503
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	49,460	61,472	98,657	120,116
Research and development	77,370	59,649	149,187	127,260
Selling, general and administrative	170,849	168,113	342,553	347,862
Amortization of acquired intangible assets	—	14	—	1,073
Total expenses	297,679	289,248	590,397	596,311
OPERATING INCOME FROM CONTINUING OPERATIONS	92,978	109,883	106,770	153,192
OTHER INCOME, NET:
Interest income	11,090	10,735	21,231	20,134
Interest expense	—	(5,952)	—	(11,930)
Other income, net	771	2,053	2,327	2,235
Total other income, net	11,861	6,836	23,558	10,439
INCOME BEFORE INCOME TAXES	104,839	116,719	130,328	163,631
INCOME TAX PROVISION	17,741	22,061	20,766	30,025
NET INCOME FROM CONTINUING OPERATIONS	87,098	94,658	109,562	133,606
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(3,300)	—	(5,420)
NET INCOME	$87,098	$91,358	$109,562	$128,186

EARNINGS PER ORDINARY SHARE:
Earnings per ordinary share from continuing operations - basic	$0.53	$0.56	$0.67	$0.79
Loss per ordinary share from discontinued operations - basic	$—	$(0.02)	$—	$(0.03)
Earnings per ordinary share - basic	$0.53	$0.54	$0.67	$0.76

Earnings per ordinary share from continuing operations - diluted	$0.52	$0.55	$0.65	$0.78
Loss per ordinary share from discontinued operations - diluted	$—	$(0.02)	$—	$(0.03)
Earnings per ordinary share - diluted	$0.52	$0.53	$0.65	$0.75
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	164,959	168,321	164,188	168,152
Diluted	168,357	170,977	168,470	171,960
COMPREHENSIVE INCOME:
Net income	$87,098	$91,358	$109,562	$128,186
Holding gain (loss), net of a tax provision (benefit) of $16, $(8), $184 and $(83), respectively	55	11	567	(480)
COMPREHENSIVE INCOME	$87,153	$91,369	$110,129	$127,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,562	$128,186
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	15,239	14,714
Share-based compensation expense	47,776	53,356
Deferred income taxes	(900)	21,724
Gain on sale of the Athlone Facility	—	(1,462)
Other non-cash charges	3,245	2,136
Changes in assets and liabilities:
Receivables	29,622	(33,939)
Contract assets	3,566	(2,786)
Inventory	(10,043)	(9,538)
Prepaid expenses and other assets	16,163	(1,206)
Right-of-use assets	3,713	3,571
Accounts payable and accrued expenses	56,109	(1,930)
Accrued sales discounts, allowances and reserves	(19,279)	(185)
Contract liabilities	(671)	(1,463)
Operating lease liabilities	(5,137)	(5,049)
Other long-term liabilities	48	1,009
Cash flows provided by operating activities	249,013	167,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(23,126)	(15,453)
Proceeds from the sale of property, plant and equipment	34	434
Proceeds from the sale of the Athlone Facility	1,708	97,933
Purchases of investments	(193,806)	(209,962)
Sales and maturities of investments	195,078	138,947
Cash flows (used in) provided by investing activities	(20,112)	11,899
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	31,611	13,833
Employee taxes paid related to net share settlement of equity awards	(30,459)	(29,000)
Payment for the repurchase of ordinary shares	—	(84,689)
Principal payments of long-term debt	—	(1,500)
Cash flows provided by (used in) financing activities	1,152	(101,356)
NET INCREASE IN CASH AND CASH EQUIVALENTS	230,053	77,681
CASH AND CASH EQUIVALENTS—Beginning of period	291,146	457,469
CASH AND CASH EQUIVALENTS—End of period	$521,199	$535,150
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$7,562	$1,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	3,510,611	35	29,493	—	—	—	—	29,528
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(834,590)	(28,781)	(28,781)
Share-based compensation	—	—	22,883	—	—	—	—	22,883
Unrealized gain on marketable securities, net of tax provision of $168	—	—	—	512	—	—	—	512
Net income	—	—	—	—	22,464	—	—	22,464
BALANCE — March 31, 2025	180,181,396	$1,802	$2,913,266	$(1,455)	$(953,994)	(15,328,381)	$(448,036)	$1,511,583
Issuance of ordinary shares under employee stock plans	258,354	3	2,080	—	—	—	—	2,083
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(56,457)	(1,678)	(1,678)
Share-based compensation	—	—	25,443	—	—	—	—	25,443
Unrealized gain on marketable securities, net of tax provision of $16	—	—	—	55	—	—	—	55
Net income	—	—	—	—	87,098	—	—	87,098
BALANCE — June 30, 2025	180,439,750	$1,805	$2,940,789	$(1,400)	$(866,896)	$(15,384,838)	$(449,714)	$1,624,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	3,165,169	31	11,195	—	—	—	—	11,226
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(960,486)	(28,349)	(28,349)
Share-based compensation	—	—	32,863	—	—	—	—	32,863
Unrealized loss on marketable securities, net of tax benefit of $75	—	—	—	(491)	—	—	—	(491)
Net income	—	—	—	—	36,828	—	—	36,828
BALANCE — March 31, 2024	175,734,220	$1,757	$2,780,992	$(3,601)	$(1,306,700)	(6,549,704)	$(217,685)	$1,254,763
Issuance of ordinary shares under employee stock plans	225,052	3	2,604	—	—	—	—	2,607
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(26,692)	(651)	(651)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(3,496,187)	(84,689)	(84,689)
Share-based compensation	—	—	20,606	—	—	—	—	20,606
Unrealized gain on marketable securities, net of tax benefit of $8	—	—	—	11	—	—	—	11
Net income	—	—	—	—	91,358	—	—	91,358
BALANCE — June 30, 2024	175,959,272	$1,760	$2,804,202	$(3,590)	$(1,215,342)	(10,072,583)	$(303,025)	$1,284,005

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

In May 2024, the Company completed the sale of its research and development business and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) to Novo Nordisk (“Novo”). The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which activities may continue through the end of 2025. In connection with the sale of the Athlone Facility, the Company received approximately $97.9 million from Novo, which included a payment of approximately $91.0 million for the facility and certain related assets, and recorded a gain of approximately $1.5 million within “Other income, net” in the accompanying condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2025 and 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2024. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company, which are contained in the Annual Report. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for any full fiscal year.

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

Discontinued Operations

The Company determined that the separation of its oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”), completed in November 2023, met the criteria for classification of the oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations (“Topic 205”).

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has utilized the management approach to determine that the Company is managed as one segment on a consolidated basis and is in the business of developing, manufacturing and commercializing medicines designed to help people living with complex and difficult-to-treat psychiatric and neurological disorders. The Company’s CODM, the Chairman and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s CODM measures profitability on a reportable segment basis using net income and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results. Please refer to Note 15, Segment Reporting, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further information.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to assist key stakeholders in better assessing how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. This ASU becomes effective for public companies for annual periods beginning after December 15, 2024. This guidance will be applied on a prospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures, to improve disclosures about public business entity expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly-presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development. All disclosure requirements under this guidance are required for public business entities and will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this guidance will be applied prospectively to financial statements for periods after the effective dates. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Discontinued Operations

The Company determined that the Separation met the criteria for classification of its former oncology business as discontinued operations in accordance with Topic 205. During the three and six months ended June 30, 2025, the Company recorded no losses from discontinued operations. The following summarizes the loss from discontinued operations for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2024
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$—
Research and development	3,913	6,429
Selling, general and administrative	—	—
Total operating expenses from discontinued operations	3,913	6,429
Operating loss from discontinued operations	(3,913)	(6,429)
Income tax benefit from discontinued operations	(613)	(1,009)
Net loss and comprehensive loss from discontinued operations	$(3,300)	$(5,420)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed in accordance with FASB ASC 606, Revenue from Contracts with Customers, or Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

During the three and six months ended June 30, 2025 and 2024, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
VIVITROL	$121,660	$111,873	$222,656	$209,532
ARISTADA and ARISTADA INITIO	101,295	86,049	174,770	164,919
LYBALVI	84,280	71,351	154,302	128,358
Total product sales, net	$307,235	$269,273	$551,728	$502,809

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

Actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO during the six months ended June 30, 2025 were lower than original estimates, and as a result the Company reduced its rebate reserve for each product by approximately $17.7 million and $7.2 million, respectively, during the period.

A rollforward of the Company’s provisions for sales discounts and allowances is as follows:

	Six Months Ended June 30, 2025
(In thousands)	Contractual Adjustments(1)	Discounts(2)	Product Returns	Other	Total
Beginning balance — December 31, 2024	$228,978	$43,645	$50,507	$13,297	$336,427
Current provisions relating to sales in current year	263,018	196,845	13,049	43,096	516,008
Adjustments relating to prior years	(25,329)	152	(4,601)	(332)	(30,110)
Payments relating to sales in current year	(125,484)	(182,256)	—	(33,652)	(341,392)
Payments relating to sales in prior years	(128,250)	(22,941)	(5,503)	(12,231)	(168,925)
Ending balance — June 30, 2025	$212,933	$35,445	$53,452	$10,178	$312,008

1.
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals
2.
“Discounts” include “Chargebacks” and “Product Discounts”

Total revenue-related reserves as of June 30, 2025 and December 31, 2024 included in the accompanying consolidated balance sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Reduction of accounts receivable	$16,658	$22,031
Components of accrued sales discounts, allowances and reserves	253,173	272,452
Components of other long-term liabilities	42,177	41,944
Total revenue-related reserves	$312,008	$336,427

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2025 and 2024, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$30,315	$30,315	$—	$48,060	$48,060
VUMERITY	7,383	32,016	39,399	13,358	53,874	67,232
RISPERDAL CONSTA	3,812	8	3,820	12,927	22	12,949
Other	5,372	4,516	9,888	7,609	9,589	17,198
	$16,567	$66,855	$83,422	$33,894	$111,545	$145,439

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$78,739	$78,739	$—	$141,412	$141,412
VUMERITY	9,863	25,371	35,234	21,987	44,501	66,488
RISPERDAL CONSTA	3,428	130	3,558	6,023	253	6,276
Other	6,989	5,338	12,327	22,300	10,215	32,515
	$20,280	$109,578	$129,858	$50,310	$196,381	$246,691

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

Total contract assets at June 30, 2025 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2024	$4,990
Additions	3,766
Transferred to receivables, net	(7,332)
Contract assets at June 30, 2025	$1,424

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At June 30, 2025 and December 31, 2024, $0.6 million and $1.2 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and none of the contract liabilities in either period were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at June 30, 2025 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2024	$1,249
Additions	1,313
Amounts recognized into revenue	(1,984)
Contract liabilities at June 30, 2025	$578

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consist of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2025	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$266,091	$892	$(5)	$(12)	$266,966
Corporate debt securities	226,554	1,027	(4)	(3)	227,574
Total short-term investments	492,645	1,919	(9)	(15)	494,540
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	29,580	—	—	(55)	29,525
Corporate debt securities	8,627	—	—	(28)	8,599
	38,207	—	—	(83)	38,124
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	38,352	—	—	(83)	38,269
Total investments	$530,997	$1,919	$(9)	$(98)	$532,809

December 31, 2024
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$266,506	$763	$(58)	$(6)	$267,205
Corporate debt securities	192,617	762	(58)	(4)	193,317
Total short-term investments	459,123	1,525	(116)	(10)	460,522
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	48,856	—	—	(179)	48,677
Corporate debt securities	24,484	—	—	(158)	24,326
	73,340	—	—	(337)	73,003
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	73,485	—	—	(337)	73,148
Total investments	$532,608	$1,525	$(116)	$(347)	$533,670

At June 30, 2025, the Company’s investments in corporate debt securities had a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and 52 of the Company’s 330 investment securities were in an unrealized loss position with an aggregate estimated fair value of $99.3 million. The primary reason these securities were in an unrealized loss position is that they are fixed-rate securities that were acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Proceeds from the sales and maturities of investments	$195,078	$138,947
Realized gains	$3	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at June 30, 2025 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$283,975	$284,485	$145	$145
After 1 year through 5 years	246,877	248,179	—	—
Total	$530,852	$532,664	$145	$145

In February 2025, the Company entered into an agreement whereby it is committed to provide up to €10.0 million to a partnership, Fountain Healthcare Partners Fund IV, L.P. (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 9.2% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method. As of June 30, 2025, the Company had made payments of, and its investment is equal to, $0.6 million (€0.5 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets.

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	June 30,
(In thousands)	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,740	$17,740	$—	$—
U.S. government and agency debt securities	296,491	250,211	46,280	—
Corporate debt securities	236,173	—	235,673	500
Total	$550,404	$267,951	$281,953	$500

	December 31,
	2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,388	$8,388	$—	$—
U.S. government and agency debt securities	315,882	265,090	50,792	—
Corporate debt securities	217,643	—	217,643	—
Total	$541,913	$273,478	$268,435	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between levels during the six months ended June 30, 2025.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The following table is a rollforward of the fair value of the Company’s assets with fair values that were determined using Level 3 inputs at June 30, 2025:

(In thousands)	Fair Value
Balance, January 1, 2025	$—
Purchase of a corporate debt security	500
Balance, June 30, 2025	$500

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

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Raw materials	$68,423	$72,139
Work in process	81,390	79,871
Finished goods(1)	42,111	30,877
Total inventory	$191,924	$182,887

(1)
At June 30, 2025 and December 31, 2024, the Company had $33.5 million and $22.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Land	$957	$957
Building and improvements	149,674	134,699
Furniture, fixtures and equipment	274,115	244,113
Leasehold improvements	42,535	42,416
Construction in progress	37,043	58,391
Subtotal	504,324	480,576
Less: accumulated depreciation	(264,925)	(253,012)
Total property, plant and equipment, net	$239,399	$227,564

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. LEASES

Future lease payments under non-cancelable leases at June 30, 2025 consist of the following:

June 30,
(In thousands)	2025
2025	5,152
2026	10,380
2027	9,513
2028	9,574
Thereafter	59,695
Total operating lease payments	$94,314
Less: imputed interest	(21,636)
Total operating lease liabilities	$72,678

At June 30, 2025, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 3.8% and 6.5 years, respectively. Cash paid for lease liabilities was $2.6 million and $5.1 million during the three and six months ended June 30, 2025, respectively, as compared to $2.5 million and $5.0 million during the three and six months ended June 30, 2024, respectively. The Company recorded operating lease expense from continuing operations of $1.9 million and $3.7 million during the three and six months ended June 30, 2025, respectively, as compared to $1.8 million and $3.6 million during the three and six months ended June 30, 2024, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Accounts payable	$99,206	$45,630
Accrued compensation	56,544	70,960
Accrued other	89,999	68,742
Total accounts payable and accrued expenses	$245,749	$185,332

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Medicaid rebates	$189,021	$202,044
Product discounts	16,832	19,351
Medicare Part D	23,913	26,933
Other	23,407	24,124
Total accrued sales discounts, allowances and reserves	$253,173	$272,452

Included in accounts payable was approximately $43.3 million and $11.4 million of amounts payable related to state U.S. Medicaid rebates as of June 30, 2025 and December 31, 2024, respectively.

11. SHAREHOLDERS’ EQUITY

In February 2024, the Company announced approval by its board of directors of a share repurchase program authorizing the Company to repurchase its ordinary shares in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time (the “Repurchase Program”), with the specific timing and amounts of repurchases under the Repurchase Program dependent on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of its ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the six months ended June 30, 2025, the Company did not repurchase any of its ordinary shares under the Repurchase Program. As of June 30, 2025, the remaining amount authorized under the Repurchase Program was $200.0 million.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Cost of goods manufactured and sold	$1,479	$(279)	$3,261	$2,627
Research and development	6,510	6,021	12,401	16,299
Selling, general and administrative	16,977	14,859	32,114	34,430
Total share-based compensation expense	$24,966	$20,601	$47,776	$53,356

At each of June 30, 2025 and December 31, 2024, $3.1 million of share-based compensation expense was capitalized and recorded as “Inventory”, and $0.6 million and none, respectively, of share-based compensation expense was capitalized and recorded as “Property, plant and equipment, net” in the accompanying condensed consolidated balance sheets.

13. EARNINGS PER ORDINARY SHARE

Basic earnings per ordinary share from continuing operations is calculated based upon net income from continuing operations available to holders of ordinary shares, divided by the weighted average number of ordinary shares outstanding. Basic loss per ordinary share from discontinued operations is calculated based upon net loss from discontinued operations available to holders of ordinary shares, divided by the weighted average number of ordinary shares outstanding. For the calculation of diluted earnings (loss) per ordinary share from continuing operations and discontinuing operations, the Company utilizes the treasury stock method and adjusts the weighted average number of ordinary shares outstanding for the potential dilutive effect of outstanding ordinary share equivalents such as stock options and restricted stock unit awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Numerator:
Net income from continuing operations	$87,098	$94,658	$109,562	$133,606
Net loss from discontinued operations	—	(3,300)	—	(5,420)
Net income	$87,098	$91,358	$109,562	$128,186
Denominator:
Weighted average number of ordinary shares outstanding	164,959	168,321	164,188	168,152
Effect of dilutive securities:
Stock options	1,649	839	1,967	1,284
Restricted stock unit awards	1,749	1,817	2,315	2,524
Dilutive ordinary share equivalents	3,398	2,656	4,282	3,808
Shares used in calculating diluted earnings per ordinary share	168,357	170,977	168,470	171,960

The following potential ordinary share equivalents were not included in the net earnings per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Stock options	9,901	14,049	8,919	12,339
Restricted stock unit awards	2,505	2,765	2,386	2,507
Total	12,406	16,814	11,305	14,846

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

The Company recorded income tax provisions on income from continuing operations of $17.7 million and $20.8 million during the three and six months ended June 30, 2025, respectively, and of $22.1 million and $30.0 million during the three and six months ended June 30, 2024, respectively. The income tax provisions during each of the three and six months ended June 30, 2025 and 2024 were primarily attributable to taxes on income earned in Ireland.

The Company’s effective tax rate during the six months ended June 30, 2025 and 2024 was 15.9% and 18.3%, respectively. The decrease in the effective tax rate was primarily due to an increase in windfall benefits from employee equity activity and an expense recorded in 2024 related to the sale of the Athlone Facility. The effective tax rates during the six months ended June 30, 2025 and 2024 exceeded the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate.

On July 4, 2025, the One Big Beautiful Bill (the “OBB Bill”) was signed into law. This legislation permanently extends, with modifications, several individual, business, and international tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017. The Company performed an initial assessment of the OBB Bill and expects this legislation to result in a material increase in cash flows provided by operating activities and a material decrease in net U.S. deferred tax assets over the next number of years.

15. SEGMENT REPORTING

Segment Information

Following the adoption of ASU 2023-07, the Company is required to disclose significant segment expenses that are regularly provided to its CODM. The Company’s CODM is periodically provided R&D expenses, selling and marketing expenses, and general and administrative expenses. Other external R&D expenses are composed of general research and development expenses and other external projects. Other internal R&D expenses include allocation expenses, travel expenses, and fees, taxes and dues.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s significant segment expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
REVENUES:
Total revenue	$390,657	$399,131	$697,167	$749,503
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	49,460	61,472	98,657	120,116
External R&D expenses:
Development programs:
Alixorexton	23,795	12,589	41,649	23,045
LYBALVI	5,050	3,710	8,901	8,751
Other external R&D expenses	10,589	10,014	21,562	18,803
Total external R&D expenses	39,434	26,313	72,112	50,599
Internal R&D expenses:
Employee-related	30,651	26,235	62,005	60,780
Occupancy	3,308	2,720	6,455	5,768
Depreciation	1,474	1,375	2,942	2,803
Other internal R&D expenses	2,503	3,006	5,673	7,310
Total internal R&D expenses	37,936	33,336	77,075	76,661
R&D expenses	77,370	59,649	149,187	127,260
Selling, general and administrative expenses:
Selling and marketing expense	121,175	119,667	244,109	245,284
General and administrative expense	49,674	48,446	98,444	102,578
Total selling, general and administrative expense	170,849	168,113	342,553	347,862
Other segment income (expenses)(1)	(5,880)	(15,239)	2,792	(20,659)
NET INCOME FROM CONTINUING OPERATIONS	87,098	94,658	109,562	133,606
LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	(3,300)	—	(5,420)
NET INCOME	$87,098	$91,358	$109,562	$128,186

1.
“Other segment income (expenses)” during the three and six months ended June 30, 2025 and 2024, includes “Amortization of acquired intangible assets”, “Other income, net” and “Income tax provision”.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2025, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey (the “NJ District Court”) against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities following the filing by Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693 (the “’693 Patent”). Requested judicial remedies include recovery of litigation costs and injunctive relief. In May 2023, the NJ District Court issued an opinion in favor of the Janssen entities on the issues of infringement and validity of the ’693 Patent and the Mylan entities filed a notice of appeal of the decision. In March, 2025, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) issued a decision affirming the NJ District Court opinion and in May 2025, Mylan Labs filed a petition for panel rehearing or rehearing en banc. The Company is not a party to this proceeding.

VUMERITY ANDA Litigation

In July 2023, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited (“APIL”) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the “DE District Court”) against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) following the filing by Zydus of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) delayed-release capsules for oral use, 231 mg, before expiration of the Company’s U.S. Patent Nos. 8,669,281; 9,090,558; and 10,080,733 (the “VUMERITY patents”). The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). On July 21, 2025, the parties entered into a confidential settlement agreement, pursuant to which Zydus was granted a license under the VUMERITY patents to engage in the commercial manufacture, use or sale of a generic version of VUMERITY in the United States beginning on an agreed date immediately prior to expiration of the latest to expire of the VUMERITY patents, or earlier under certain customary circumstances. In connection with the settlement agreement, the DE District Court dismissed the litigation pursuant to the parties’ stipulation of dismissal.

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

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court. On July 25, 2025, the Federal Circuit Court transferred the appeal due to lack of jurisdiction to the U.S. Court of Appeals for the Second Circuit.

Guarantees

In connection with the Separation, the Company entered into an assignment and assumption of lease agreement (the “Assignment”) pursuant to which Alkermes, Inc., a wholly owned subsidiary of the Company, assigned to Mural Oncology, Inc. (“Mural US”), a subsidiary of Mural, an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”), as described in more detail in Note 10, Leases in the “Notes to Consolidated Financial Statements” in the Annual Report. Although all of the rights, title and interest in, to and under the 852 Winter Street

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Lease were transferred to Mural US as of November 15, 2023 pursuant to the Assignment, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations in respect of the lease under that certain Guaranty dated as of May 16, 2014. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At June 30, 2025, the fair value of the guarantee was not material to the Company.

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

Executive Summary

Net income from continuing operations was $87.1 million and $109.6 million or $0.53 and $0.67 per ordinary share—basic and $0.52 and $0.65 per ordinary share—diluted, for the three and six months ended June 30, 2025, respectively, compared to net income from continuing operations of $94.7 million and $133.6 million or $0.56 per and $0.79 ordinary share—basic and $0.55 and $0.78 per ordinary share—diluted, for the three and six months ended June 30, 2024, respectively.

The decreases in net income from continuing operations of $7.6 million and $24.0 million during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively, were primarily due to decreases of $8.5 million and $52.3 million, respectively, in revenues, primarily related to lower manufacturing and royalty revenues, partially offset by increases in product sales, net. During the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, total expenses increased by $8.4 million and decreased by $5.9 million, respectively, and income tax provision decreased by $4.4 million and $9.2 million, respectively.

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

In May 2025, U.S. Patent No. 12,311,027 relating to ARISTADA was granted. The patent has claims to pharmaceutical compositions that confer long-term stability of the ARISTADA formulation and methods of treating schizophrenia and expires in 2033.

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

Alixorexton (formerly referred to as ALKS 2680)

Alixorexton is a novel, investigational, oral, selective orexin 2 receptor agonist in development as a once-daily treatment for narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and idiopathic hypersomnia (“IH”). Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of alixorexton was previously evaluated in a phase 1 study in healthy volunteers and patients with NT1, NT2 and IH and is currently being evaluated in the phase 2 Vibrance-1, Vibrance-2 and Vibrance-3 studies in patients with NT1, NT2 and IH, respectively. In July 2025, we announced that alixorexton achieved the primary endpoint in the Vibrance-1 study in patients with NT1 and that we are proceeding with plans for initiation of a phase 3 program in narcolepsy.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Product sales, gross	$564.8	100.0%	$533.0	100.0%	$1,037.6	100.0%	$1,000.3	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(105.2)	(18.6)%	(122.6)	(23.0)%	(199.5)	(19.2)%	(227.6)	(22.8)%
Chargebacks	(64.4)	(11.4)%	(56.5)	(10.6)%	(118.3)	(11.4)%	(107.0)	(10.7)%
Product discounts	(41.4)	(7.3)%	(38.4)	(7.2)%	(78.7)	(7.6)%	(72.7)	(7.3)%
Medicare Part D	(20.5)	(3.7)%	(21.5)	(4.0)%	(38.2)	(3.7)%	(38.9)	(3.9)%
Other	(26.1)	(4.6)%	(24.7)	(4.6)%	(51.2)	(4.9)%	(51.3)	(5.1)%
Total adjustments	(257.6)	(45.6)%	(263.7)	(49.5)%	(485.9)	(46.8)%	(497.5)	(49.8)%
Product sales, net	$307.2	54.4%	$269.3	50.5%	$551.7	53.2%	$502.8	50.2%

The increase in product sales, gross during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was due to increases of 14% and 2% in the number of units sold for LYBALVI and ARISTADA/ARISTADA INITIO, respectively, and a 3% price increase for each of our proprietary products that went into effect on January 1, 2025. These increases were partially offset by a 1% decrease in the number of units sold for VIVITROL.

The increase in product sales, gross during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a 17% increase in the number of LYBALVI units sold and the 3% price increase for each of our proprietary products that went into effect on January 1, 2025. These increases were partially offset by 3% decreases in the number of units sold for each of VIVITROL and ARISTADA/ARISTADA INITIO.

The decreases in Medicaid rebates, as a percentage of sales, during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO, which were lower than original estimates by approximately $9.0 million and $17.7 million for VIVITROL during the three and six months ended June 30, 2025, respectively, and by approximately $7.2 million for ARISTADA/ARISTADA INITIO during the three months ended June 30, 2025.

The following table compares product sales, net earned during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
VIVITROL	$121.7	$111.9	$9.8	$222.7	$209.5	$13.2
ARISTADA and ARISTADA INITIO	101.3	86.0	15.3	174.8	164.9	9.9
LYBALVI	84.3	71.4	12.9	154.3	128.4	25.9
Product sales, net	$307.2	$269.3	$38.0	$551.7	$502.8	$49.0

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$30.3	$78.7	$(48.4)	$48.1	$141.4	$(93.3)
VUMERITY	39.4	35.2	4.2	67.2	66.5	0.7
RISPERDAL CONSTA	3.8	3.6	0.2	12.9	6.3	6.6
Other	9.9	12.4	(2.5)	17.2	32.5	(15.3)
Manufacturing and royalty revenues	$83.4	$129.9	$(46.5)	$145.4	$246.7	$(101.3)

The decreases in royalty revenues related to the long-acting INVEGA products during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to the expiration of our royalty on net sales of INVEGA SUSTENNA in the U.S. in August 2024. We expect royalty revenues from net sales of the long-acting INVEGA products to continue to be lower for the remainder of 2025, as the royalty revenues related to net sales of INVEGA SUSTENNA in the U.S. comprised a significant portion of the overall royalty revenues for the long-acting INVEGA products. In addition, each of INVEGA SUSTENNA and INVEGA TRINZA is currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such product. Increased competition from new products or generic versions of any one or more of the long-acting INVEGA products may lead to reduced unit sales of the long-acting INVEGA products, including those not yet genericized, and increased pricing pressure. For a discussion of the legal proceedings related to INVEGA TRINZA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

The increases in VUMERITY revenue during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were due to increases of $6.6 million and $9.4 million, respectively, in royalty revenue, offset by decreases of $2.5 million and $8.6 million, respectively, in manufacturing revenue. The increases in VUMERITY royalty revenue were primarily due to increases in end-market sales of the product. The decreases in VUMERITY manufacturing revenue were primarily due to reductions in the number of batches manufactured for sale to Biogen. The increase in RISPERDAL CONSTA revenue during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was due to a $6.9 million increase in manufacturing revenue, primarily due to an increase in the number of batches made available to Janssen for sale in the U.S., which has a higher selling price than product sold outside of the U.S. The decreases in Other manufacturing and royalty revenue during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to decreases of $3.1 million and $13.6 million, respectively, in revenue from FAMPYRA, as our manufacturing obligations for FAMPYRA concluded on December 31, 2024.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Cost of goods manufactured and sold	$49.5	$61.5	$(12.0)	$98.7	$120.1	$(21.4)

The decreases in the cost of goods manufactured and sold during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily related to decreases of $13.7 million and $20.7 million, respectively, in the cost of goods manufactured for certain legacy products following the sale of the Athlone Facility in May 2024 and decreases in the cost of goods sold for VIVITROL during each period due to decreases in the number of units sold, as discussed above. These decreases were partially offset by increases in the cost of goods sold for LYBALVI due to increases in the number of units sold in each period, as discussed above.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2025 and 2024 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
External R&D expenses:
Development programs:
Alixorexton	$23.8	$12.5	$11.3	$41.6	$23.0	$18.6
LYBALVI	5.0	3.8	1.2	8.9	8.8	0.1
Other external R&D expenses	10.6	10.0	0.6	21.6	18.8	2.8
Total external R&D expenses	39.4	26.3	13.1	72.1	50.6	21.5
Internal R&D expenses:
Employee-related	30.6	26.3	4.3	62.0	60.8	1.2
Occupancy	3.3	2.8	0.5	6.4	5.8	0.6
Depreciation	1.5	1.4	0.1	2.9	2.8	0.1
Other	2.6	2.8	(0.2)	5.8	7.3	(1.5)
Total internal R&D expenses	38.0	33.3	4.7	77.1	76.7	0.4
Research and development expenses	$77.4	$59.6	$17.8	$149.2	$127.3	$21.9

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

The increases in expenses related to alixorexton during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to increased spend related to the advancement of the development program for the product, including initiation of our Vibrance-3 phase 2 clinical study and costs related to our long-term extension study for the product, partially offset by the completion of our first-in-human phase 1 clinical study for the product in the first half of 2024. The increase in expenses related to LYBALVI during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to increased spend on our pediatric program related to the product. The increase in other external R&D expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to activities associated with our preclinical development programs. The increases in employee-related expenses during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were primarily due to increases in labor and benefits expense related to a 10% increase in R&D-related headcount. The increase in employee-related expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was partially offset by a decrease in share-based compensation expense.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Selling and marketing expense	$121.2	$119.7	$1.5	$244.1	$245.3	$(1.2)
General and administrative expense	49.6	48.4	1.2	98.5	102.6	(4.1)
Selling, general and administrative expense	$170.8	$168.1	$2.7	$342.6	$347.9	$(5.3)

The increase in selling and marketing expense during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase of $10.4 million in employee-related expenses, primarily due to a 13% increase in sales and marketing-related headcount, partially offset by a decrease of $8.9 million in marketing spend, primarily related to decreases in media spend for our proprietary products.

The decrease in selling and marketing expense during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a decrease of $13.3 million in in marketing spend, primarily related to decreases in media spend for our proprietary products, partially offset by an increase of $12.1 million in employee-related expenses, primarily due to the increase in sales and marketing-related headcount noted above.

The increase in general and administrative expense during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase of $2.0 million in employee-related expenses, primarily due to a 6% increase in general and administrative-related headcount and an increase of $1.0 million in professional services fees, primarily related to an increase in legal expenses. These increases were offset by a decrease of $1.4 million related to branded prescription drug fees.

The decrease in general and administrative expense during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a decrease of $1.4 million related to branded prescription drug fees, a decrease of $1.2 million in professional service fees and a decrease of $0.7 million in share-based compensation expense. The decrease in professional service fees was primarily related to the timing of legal expenses. The decrease in share-based compensation expense was partially offset by a $1.1 million increase in salary expense, primarily due to the increase in general and administrative-related headcount noted above.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Interest income	$11.1	$10.7	$0.4	$21.2	$20.1	$1.1
Interest expense	—	(5.9)	5.9	—	(11.9)	11.9
Other income, net	0.8	2.0	(1.2)	2.4	2.2	0.2
Total other income, net	$11.9	$6.8	$5.1	$23.6	$10.4	$13.2

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

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Income tax provision	17.7	22.1	$(4.4)	$20.8	$30.0	$(9.2)

The income tax provisions in each of the three and six months ended June 30, 2025 and 2024 were primarily attributable to taxes on income earned in Ireland.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2025			December 31, 2024
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$106.4	$414.8	$521.2	$70.3	$220.8	$291.1
Investments—short-term	204.4	290.1	494.5	203.6	256.9	460.5
Investments—long-term	18.3	20.0	38.3	24.6	48.5	73.1
Total cash and investments	$329.1	$724.9	$1,054.0	$298.5	$526.2	$824.7

At June 30, 2025 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$492.6	$1.9	$—	$—	$494.5
Investments—long-term available-for-sale	38.3	—	(0.1)	—	38.2
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$531.0	$1.9	$(0.1)	$—	$532.8

Sources and Uses of Cash

We generated $249.0 million and $167.1 million of cash from operating activities during the six months ended June 30, 2025 and 2024, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, including capital expenditures, for not less than twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

Information about our cash flows, by category, is presented in the accompanying condensed consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Cash and cash equivalents, beginning of period	$291.1	$457.5
Cash flows provided by operating activities	249.0	167.1
Cash flows (used in) provided by investing activities	(20.1)	12.0
Cash flows provided by (used in) financing activities	1.2	(101.4)
Cash and cash equivalents, end of period	$521.2	$535.2

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

Cash flows provided by operating activities for the six months ended June 30, 2025 primarily consisted of $109.6 million of net income, adjusted for non-cash items, including $47.8 million of share-based compensation, $15.2 million of depreciation and amortization and changes of $74.1 million in working capital.

Cash flows provided by operating activities for the six months ended June 30, 2024 primarily consisted of $128.2 million of net income, adjusted for non-cash items, including $53.4 million of share-based compensation, $14.7 million of depreciation and amortization, $21.7 million of deferred income taxes and a gain of $1.5 million on the sale of the Athlone Facility, partially offset by changes of $51.5 million in working capital.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2025 were primarily due to the purchase of $23.1 million of property, plant and equipment, partially offset by $1.3 million in net sales of investments. Cash flows provided by investing activities for the six months ended June 30, 2024 were primarily due to proceeds of approximately $97.9 million related to the sale of the Athlone Facility, which included a payment of approximately $91.0 million for the facility and certain related assets, partially offset by $71.0 million in net purchase of investments and the purchase of $15.5 million of property, plant and equipment.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2025 were due to $31.6 million of cash that we received upon exercises of employee stock options, offset by $30.4 million of employee taxes paid related to the net share settlement of equity awards. Cash flows used in financing activities for the six months ended June 30, 2024 primarily related to $84.7 million used to repurchase our ordinary shares under the Repurchase Program and $29.0 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $13.8 million of cash that we received upon exercises of employee stock options.

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

We are exposed to non-U.S. currency exchange risk related primarily to royalty revenues that we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2024.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our principal executive officer and interim principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

The below risk factor should be read in conjunction with the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2025:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
April 1, 2025 – April 30, 2025	21,598	$28.12	—	$200.0
May 1, 2025 – May 31, 2025	30,590	30.59	—	200.0
June 1, 2025 – June 30, 2025	4,269	31.52	—	200.0
Totals	56,457	$29.72	—

(1)
Consists of ordinary shares acquired during the three months ended June 30, 2025 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended June 30, 2025, the following contracts, instructions or written plans for the purchase or sale of the Company’s securities that are or were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”) were adopted by the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company: on June 13, 2025, Nancy Lurker, a director, adopted a Rule 10b5-1 plan providing for the sale of up to 2,000 ordinary shares of the Company; this plan is scheduled to expire on December 11, 2025. During the three months ended June 30, 2025, no other directors or officers of the Company adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on May 21, 2025.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date: July 29, 2025