Form 10-Q
period 2025-09-30
Alkermes plc.
filed 2025-10-28
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 24, 2025 was 165,117,509 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
•
our expectations regarding the impacts of new legislation, rules and regulations, the adoption of new accounting pronouncements, government shutdowns, or other global, political or economic changes, instability or disruptions;
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
•
our expectations regarding the Proposed Acquisition (as defined below) and the terms, structure and timing for expected completion of the Proposed Acquisition;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$616,449	$291,146
Investments—short-term	494,665	460,522
Receivables, net	354,394	384,528
Inventory	190,997	182,887
Prepaid expenses and other current assets	84,442	91,282
Contract assets	717	4,990
Total current assets	1,741,664	1,415,355
PROPERTY, PLANT AND EQUIPMENT, NET	246,982	227,564
INVESTMENTS—LONG-TERM	27,869	73,148
RIGHT-OF-USE ASSETS	79,128	84,245
INTANGIBLE ASSETS, NET AND GOODWILL	83,861	83,917
DEFERRED TAX ASSETS	130,344	154,835
OTHER ASSETS	19,664	16,503
TOTAL ASSETS	$2,329,512	$2,055,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$214,985	$185,332
Accrued sales discounts, allowances and reserves	252,743	272,452
Operating lease liabilities—short-term	6,632	6,166
Contract liabilities—short-term	—	1,249
Total current liabilities	474,360	465,199
OPERATING LEASE LIABILITIES—LONG-TERM	64,966	69,372
OTHER LONG-TERM LIABILITIES	56,754	56,019
Total liabilities	596,080	590,590
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 180,499,470 and 176,670,785 shares issued; and 165,103,891 and 162,176,994 shares outstanding at September 30, 2025 and December 31, 2024, respectively	1,805	1,767
Treasury shares, at cost (15,395,579 and 14,493,791 shares at September 30, 2025 and December 31, 2024, respectively)	(450,021)	(419,255)
Additional paid-in capital	2,966,842	2,860,890
Accumulated other comprehensive loss	(1,059)	(1,967)
Accumulated deficit	(784,135)	(976,458)
Total shareholders’ equity	1,733,432	1,464,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,329,512	$2,055,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$317,423	$272,999	$869,151	$775,808
Manufacturing and royalty revenues	76,762	105,144	222,201	351,835
Research and development revenue	—	—	—	3
Total revenues	394,185	378,143	1,091,352	1,127,646
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	51,591	63,099	150,248	183,215
Research and development	81,739	59,892	230,926	187,152
Selling, general and administrative	171,773	150,382	514,326	498,244
Amortization of acquired intangible assets	—	14	—	1,087
Total expenses	305,103	273,387	895,500	869,698
OPERATING INCOME FROM CONTINUING OPERATIONS	89,082	104,756	195,852	257,948
OTHER INCOME, NET:
Interest income	11,943	10,916	33,174	31,050
Interest expense	—	(6,000)	—	(17,930)
Other (expense) income, net	(280)	558	2,047	2,793
Total other income, net	11,663	5,474	35,221	15,913
INCOME BEFORE INCOME TAXES	100,745	110,230	231,073	273,861
INCOME TAX PROVISION	17,984	17,435	38,750	47,460
NET INCOME FROM CONTINUING OPERATIONS	82,761	92,795	192,323	226,401
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(414)	—	(5,834)
NET INCOME	$82,761	$92,381	$192,323	$220,567

EARNINGS PER ORDINARY SHARE:
Earnings per ordinary share from continuing operations - basic	$0.50	$0.57	$1.17	$1.36
Loss per ordinary share from discontinued operations - basic	$—	$—	$—	$(0.04)
Earnings per ordinary share - basic	$0.50	$0.57	$1.17	$1.32

Earnings per ordinary share from continuing operations - diluted	$0.49	$0.56	$1.14	$1.33
Loss per ordinary share from discontinued operations - diluted	$—	$—	$—	$(0.03)
Earnings per ordinary share - diluted	$0.49	$0.55	$1.14	$1.30
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	165,086	163,368	164,490	166,546
Diluted	168,510	167,025	168,445	170,196
COMPREHENSIVE INCOME:
Net income	$82,761	$92,381	$192,323	$220,567
Holding gain, net of a tax provision of $108, $376, $293 and $293, respectively	341	4,015	908	3,535
COMPREHENSIVE INCOME	$83,102	$96,396	$193,231	$224,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,323	$220,567
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	23,319	21,686
Share-based compensation expense	72,441	75,889
Deferred income taxes	30,494	32,313
Gain on sale of the Athlone Facility	—	(1,462)
Other non-cash charges	4,396	4,794
Changes in assets and liabilities:
Receivables	30,134	(34,734)
Contract assets	4,273	(2,263)
Inventory	(9,198)	(6,051)
Prepaid expenses and other assets	(2,984)	1,892
Right-of-use assets	5,628	5,384
Accounts payable and accrued expenses	27,864	(82,978)
Accrued sales discounts, allowances and reserves	(19,709)	18,377
Contract liabilities	(1,249)	(2,435)
Operating lease liabilities	(7,733)	(7,594)
Other long-term liabilities	686	5,342
Cash flows provided by operating activities	350,685	248,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(40,440)	(23,711)
Proceeds from the sale of property, plant and equipment	34	454
Proceeds from the sale of the Athlone Facility	1,708	97,933
Purchases of investments	(308,534)	(396,895)
Sales and maturities of investments	320,383	224,786
Cash flows used in investing activities	(26,849)	(97,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	32,233	19,354
Employee taxes paid related to net share settlement of equity awards	(30,766)	(29,293)
Payment for the repurchase of ordinary shares	—	(200,281)
Principal payments of long-term debt	—	(2,250)
Cash flows provided by (used in) financing activities	1,467	(212,470)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	325,303	(61,176)
CASH AND CASH EQUIVALENTS—Beginning of period	291,146	457,469
CASH AND CASH EQUIVALENTS—End of period	$616,449	$396,293
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for taxes	$3,108	$1,930
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$5,263	$3,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	3,510,611	35	29,493	—	—	—	—	29,528
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(834,590)	(28,781)	(28,781)
Share-based compensation	—	—	22,883	—	—	—	—	22,883
Unrealized gain on marketable securities, net of tax provision of $168	—	—	—	512	—	—	—	512
Net income	—	—	—	—	22,464	—	—	22,464
BALANCE — March 31, 2025	180,181,396	$1,802	$2,913,266	$(1,455)	$(953,994)	(15,328,381)	$(448,036)	$1,511,583
Issuance of ordinary shares under employee stock plans	258,354	3	2,080	—	—	—	—	2,083
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(56,457)	(1,678)	(1,678)
Share-based compensation	—	—	25,443	—	—	—	—	25,443
Unrealized gain on marketable securities, net of tax provision of $16	—	—	—	55	—	—	—	55
Net income	—	—	—	—	87,098	—	—	87,098
BALANCE — June 30, 2025	180,439,750	$1,805	$2,940,789	$(1,400)	$(866,896)	(15,384,838)	$(449,714)	$1,624,584
Issuance of ordinary shares under employee stock plans	59,720	—	622	—	—	—	—	622
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(10,741)	(307)	(307)
Share-based compensation	—	—	25,431	—	—	—	—	25,431
Unrealized gain on marketable securities, net of tax provision of $108	—	—	—	341	—	—	—	341
Net income	—	—	—	—	82,761	—	—	82,761
BALANCE — September 30, 2025	180,499,470	$1,805	$2,966,842	$(1,059)	$(784,135)	(15,395,579)	$(450,021)	$1,733,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	3,165,169	31	11,195	—	—	—	—	11,226
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(960,486)	(28,349)	(28,349)
Share-based compensation	—	—	32,863	—	—	—	—	32,863
Unrealized loss on marketable securities, net of tax benefit of $75	—	—	—	(491)	—	—	—	(491)
Net income	—	—	—	—	36,828	—	—	36,828
BALANCE — March 31, 2024	175,734,220	$1,757	$2,780,992	$(3,601)	$(1,306,700)	(6,549,704)	$(217,685)	$1,254,763
Issuance of ordinary shares under employee stock plans	225,052	3	2,604	—	—	—	—	2,607
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(26,692)	(651)	(651)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(3,496,187)	(84,689)	(84,689)
Share-based compensation	—	—	20,606	—	—	—	—	20,606
Unrealized gain on marketable securities, net of tax benefit of $8	—	—	—	11	—	—	—	11
Net income	—	—	—	—	91,358	—	—	91,358
BALANCE — June 30, 2024	175,959,272	$1,760	$2,804,202	$(3,590)	$(1,215,342)	(10,072,583)	$(303,025)	$1,284,005
Issuance of ordinary shares under employee stock plans	298,898	3	5,518	—	—	—	—	5,521
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(11,152)	(293)	(293)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(4,398,230)	(115,593)	(115,593)
Share-based compensation	—	—	22,070	—	—	—	—	22,070
Unrealized gain on marketable securities, net of tax provision of $376	—	—	—	4,015	—	—	—	4,015
Net income	—	—	—	—	92,381	—	—	92,381
BALANCE — September 30, 2024	176,258,170	$1,763	$2,831,790	$425	$(1,122,961)	(14,481,965)	$(418,911)	$1,292,106

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

In May 2024, the Company completed the sale of its research and development business and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) to Novo Nordisk (“Novo”). The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which activities may continue through the end of 2025. In connection with the sale of the Athlone Facility, the Company received approximately $97.9 million from Novo, which included a payment of approximately $91.0 million for the facility and certain related assets, and recorded a gain of approximately $1.5 million within “Other (expense) income, net” in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2024.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2024. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Discontinued Operations

The Company determined that the separation of its former oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”), completed in November 2023, met the criteria for classification of the oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations (“Topic 205”).

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the requirements for capitalization of internal-use software, removing all reference to prescriptive and sequential software development stages (referred to as “project stages”). This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those fiscal years. The Company is currently assessing the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Discontinued Operations

The Company determined that the Separation met the criteria for classification of its former oncology business as discontinued operations in accordance with Topic 205. During the three and nine months ended September 30, 2025, the Company recorded no losses from discontinued operations. The following summarizes the losses from discontinued operations for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2024
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$—
Research and development	481	6,910
Selling, general and administrative	—	—
Total operating expenses from discontinued operations	481	6,910
Operating loss from discontinued operations	(481)	(6,910)
Income tax benefit from discontinued operations	(67)	(1,076)
Net loss and comprehensive loss from discontinued operations	$(414)	$(5,834)

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

During the three and nine months ended September 30, 2025 and 2024, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
VIVITROL	$121,125	$113,650	$343,781	$323,182
ARISTADA and ARISTADA INITIO	98,050	84,652	272,820	249,571
LYBALVI	98,248	74,697	252,550	203,055
Total product sales, net	$317,423	$272,999	$869,151	$775,808

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

Actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO during the nine months ended September 30, 2025 were lower than original estimates, and as a result the Company reduced its rebate reserve for each product by approximately $25.3 million and $12.1 million, respectively, during the period.

A rollforward of the Company’s provisions for sales discounts and allowances is as follows:

	Nine Months Ended September 30, 2025
(In thousands)	Contractual Adjustments(1)	Discounts(2)	Product Returns	Other	Total
Beginning balance — December 31, 2024	$228,978	$43,645	$50,507	$13,297	$336,427
Current provisions relating to sales in current year	404,353	312,419	19,841	67,803	804,416
Adjustments relating to prior years	(34,939)	156	(7,302)	(373)	(42,458)
Payments relating to sales in current year	(260,213)	(293,195)	—	(55,560)	(608,968)
Payments relating to sales in prior years	(127,928)	(23,940)	(9,569)	(12,512)	(173,949)
Ending balance — September 30, 2025	$210,251	$39,085	$53,477	$12,655	$315,468

1.
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals.
2.
“Discounts” include “Chargebacks” and “Product Discounts.”

Total revenue-related reserves as of September 30, 2025 and December 31, 2024 included in the accompanying consolidated balance sheets are summarized as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Reduction of accounts receivable	$19,249	$22,031
Components of accrued sales discounts, allowances and reserves	252,743	272,452
Components of other long-term liabilities	43,476	41,944
Total revenue-related reserves	$315,468	$336,427

Manufacturing and Royalty Revenues

During the three and nine months ended September 30, 2025 and 2024, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$30,180	$30,180	$—	$78,240	$78,240
VUMERITY	3,494	32,122	35,616	16,852	85,996	102,848
RISPERDAL CONSTA	3,732	19	3,751	16,659	41	16,700
Other	1,562	5,653	7,215	9,171	15,242	24,413
	$8,788	$67,974	$76,762	$42,682	$179,519	$222,201

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$58,448	$58,448	$—	$199,860	$199,860
VUMERITY	8,753	23,821	32,574	30,740	68,322	99,062
RISPERDAL CONSTA	2,417	11	2,428	8,440	264	8,704
Other	4,777	6,917	11,694	27,077	17,132	44,209
	$15,947	$89,197	$105,144	$66,257	$285,578	$351,835

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate).

In August 2024, the Company’s royalty on U.S. net sales of INVEGA SUSTENNA expired. Accordingly, royalty revenues from net sales of the long-acting INVEGA products have been, and the Company expects will continue to be, lower in 2025, as the royalty revenues related to U.S. net sales of INVEGA SUSTENNA comprised a significant portion of the overall royalty revenues from the long-acting INVEGA products.

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

Total contract assets at September 30, 2025 were as follows:

(In thousands)	Contract Assets
Contract assets at December 31, 2024	$4,990
Additions	4,483
Transferred to receivables, net	(8,756)
Contract assets at September 30, 2025	$717

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At September 30, 2025 and December 31, 2024, none and $1.2 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying condensed consolidated balance sheets and none of the contract liabilities in either period were classified as “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Total contract liabilities at September 30, 2025 were as follows:

(In thousands)	Contract Liabilities
Contract liabilities at December 31, 2024	$1,249
Additions	1,313
Amounts recognized into revenue	(2,562)
Contract liabilities at September 30, 2025	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consist of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
September 30, 2025	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$273,690	$1,032	$(3)	$(6)	$274,713
Corporate debt securities	218,685	1,268	—	(1)	219,952
Total short-term investments	492,375	2,300	(3)	(7)	494,665
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	10,062	—	(4)	(6)	10,052
Corporate debt securities	17,690	—	(5)	(13)	17,672
	27,752	—	(9)	(19)	27,724
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	27,897	—	(9)	(19)	27,869
Total investments	$520,272	$2,300	$(12)	$(26)	$522,534

December 31, 2024
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$266,506	$763	$(58)	$(6)	$267,205
Corporate debt securities	192,617	762	(58)	(4)	193,317
Total short-term investments	459,123	1,525	(116)	(10)	460,522
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	48,856	—	—	(179)	48,677
Corporate debt securities	24,484	—	—	(158)	24,326
	73,340	—	—	(337)	73,003
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	73,485	—	—	(337)	73,148
Total investments	$532,608	$1,525	$(116)	$(347)	$533,670

At September 30, 2025, the Company’s investments in corporate debt securities had a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and 26 of the Company’s 322 investment securities were in an unrealized loss position with an aggregate estimated fair value of $45.0 million. The primary reason these securities were in an unrealized loss position is that they are fixed-rate securities that were acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Proceeds from the sales and maturities of investments	$320,383	$224,786
Realized gains	$4	$—
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at September 30, 2025 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$247,712	$248,291	$145	$145
After 1 year through 5 years	272,415	274,098	—	—
Total	$520,127	$522,389	$145	$145

In February 2025, the Company entered into an agreement whereby it is committed to provide up to €10.0 million to a partnership, Fountain Healthcare Partners Fund IV, L.P. (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 9.2% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method. During each of the three and nine months ended September 30, 2025, the Company recorded a decrease in its investment in Fountain of approximately $0.1 million. The changes recorded represent the Company’s proportional share of Fountain’s net losses for these periods. As of September 30, 2025, the Company had made payments of, and its investment is equal to, $0.5 million (€0.4 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets.

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	September 30,
(In thousands)	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$186,317	$186,317	$—	$—
U.S. government and agency debt securities	284,765	250,937	33,828	—
Corporate debt securities	237,624	—	237,124	500
Total	$708,706	$437,254	$270,952	$500

	December 31,
	2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,388	$8,388	$—	$—
U.S. government and agency debt securities	315,882	265,090	50,792	—
Corporate debt securities	217,643	—	217,643	—
Total	$541,913	$273,478	$268,435	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between levels during the nine months ended September 30, 2025.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The following table is a rollforward of the fair value of the Company’s assets with fair values that were determined using Level 3 inputs at September 30, 2025:

(In thousands)	Fair Value
Balance, January 1, 2025	$—
Purchase of a corporate debt security	500
Balance, September 30, 2025	$500

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

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Raw materials	$66,225	$72,139
Work in process	89,413	79,871
Finished goods(1)	35,359	30,877
Total inventory	$190,997	$182,887

(1)
At September 30, 2025 and December 31, 2024, the Company had $29.3 million and $22.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Land	$957	$957
Building and improvements	150,324	134,699
Furniture, fixtures and equipment	267,641	244,113
Leasehold improvements	42,535	42,416
Construction in progress	49,119	58,391
Subtotal	510,576	480,576
Less: accumulated depreciation	(263,594)	(253,012)
Total property, plant and equipment, net	$246,982	$227,564

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

9. LEASES

Future lease payments under non-cancelable leases at September 30, 2025 consist of the following:

September 30,
(In thousands)	2025
2025	2,585
2026	10,479
2027	9,613
2028	9,677
2029	9,611
Thereafter	50,371
Total operating lease payments	$92,336
Less: imputed interest	(20,738)
Total operating lease liabilities	$71,598

At September 30, 2025, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 3.7% and 6.1 years, respectively. Cash paid for lease liabilities was $2.6 million and $7.7 million during the three and nine months ended September 30, 2025, respectively, as compared to $2.5 million and $7.6 million during the three and nine months ended September 30, 2024, respectively. The Company recorded operating lease expense from continuing operations of $1.9 million and $5.6 million during the three and nine months ended September 30, 2025, respectively, as compared to $1.8 million and $5.4 million during the three and nine months ended September 30, 2024, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Accounts payable	$67,998	$45,630
Accrued compensation	67,197	70,960
Accrued other	79,790	68,742
Total accounts payable and accrued expenses	$214,985	$185,332

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Medicaid rebates	$191,430	$202,044
Product discounts	17,711	19,351
Medicare Part D	18,821	26,933
Other	24,781	24,124
Total accrued sales discounts, allowances and reserves	$252,743	$272,452

Included in accounts payable was approximately $31.3 million and $11.4 million of amounts payable related to state U.S. Medicaid rebates as of September 30, 2025 and December 31, 2024, respectively.

11. SHAREHOLDERS’ EQUITY

In February 2024, the Company announced approval by its board of directors of a share repurchase program authorizing the Company to repurchase its ordinary shares in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time (the “Repurchase Program”), with the specific timing and amounts of repurchases under the Repurchase Program dependent on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of its ordinary shares and general market conditions. The Repurchase Program has no set expiration date

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

and may be suspended or discontinued at any time. During the nine months ended September 30, 2025, the Company did not repurchase any of its ordinary shares under the Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased approximately $7.9 million of its ordinary shares under the Repurchase Program at an average purchase price of $25.33 per share, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchase, of $200.0 million. As of September 30, 2025, the remaining amount authorized under the Repurchase Program was $200.0 million.

On May 21, 2025, the Company’s shareholders approved an amended version of the Alkermes plc 2018 Stock Option and Incentive Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 4,250,000.

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Cost of goods manufactured and sold	$1,621	$1,653	$4,882	$4,280
Research and development	6,435	6,148	18,836	22,447
Selling, general and administrative	16,608	14,732	48,723	49,162
Total share-based compensation expense	$24,664	$22,533	$72,441	$75,889

At September 30, 2025 and December 31, 2024, $3.3 million and $3.1 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory”, and $1.2 million and none, respectively, of share-based compensation expense was capitalized and recorded as “Property, plant and equipment, net” in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Numerator:
Net income from continuing operations	$82,761	$92,795	$192,323	$226,401
Net loss from discontinued operations	—	(414)	—	(5,834)
Net income	$82,761	$92,381	$192,323	$220,567
Denominator:
Weighted average number of ordinary shares outstanding	165,086	163,368	164,490	166,546
Effect of dilutive securities:
Stock options	1,457	1,310	1,822	1,293
Restricted stock unit awards	1,967	2,347	2,133	2,357
Dilutive ordinary share equivalents	3,424	3,657	3,955	3,650
Shares used in calculating diluted earnings per ordinary share	168,510	167,025	168,445	170,196

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The following potential ordinary share equivalents were not included in the net earnings per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Stock options	9,668	11,047	9,711	12,311
Restricted stock unit awards	2,020	1,276	2,575	2,401
Total	11,688	12,323	12,286	14,712

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

The Company recorded income tax provisions on income from continuing operations of $18.0 million and $38.8 million during the three and nine months ended September 30, 2025, respectively, and of $17.4 million and $47.5 million during the three and nine months ended September 30, 2024, respectively. The income tax provisions during each of the three and nine months ended September 30, 2025 and 2024 were primarily attributable to taxes on income earned in Ireland.

The Company’s effective tax rate during the nine months ended September 30, 2025 and 2024 was 16.8% and 17.3%, respectively. The decrease in the effective tax rate was primarily due to an increase in windfall benefits from employee equity activity and an expense recorded in 2024 related to the sale of the Athlone Facility. The effective tax rates during the nine months ended September 30, 2025 and 2024 exceeded the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. This legislation permanently extends, with modifications, several individual, business, and international tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017. As of September 30, 2025, the Company analyzed the impact of this legislation and determined that the OBBBA did not have a material impact on its effective tax rate for the current year.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s significant segment expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
REVENUES:
Total revenue	$394,185	$378,143	$1,091,352	$1,127,646
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	51,591	63,099	150,248	183,215
External R&D expenses:
Development programs:
Alixorexton	25,812	11,873	67,461	34,918
LYBALVI	4,759	5,549	13,661	14,296
Other external R&D expenses	12,648	8,552	34,210	27,358
Total external R&D expenses	43,219	25,974	115,332	76,572
Internal R&D expenses:
Employee-related	30,862	26,844	92,867	87,624
Occupancy	3,241	2,768	9,696	8,538
Depreciation	1,405	1,440	4,346	4,243
Other internal R&D expenses	3,012	2,866	8,685	10,175
Total internal R&D expenses	38,520	33,918	115,594	110,580
R&D expenses	81,739	59,892	230,926	187,152
Selling, general and administrative expenses:
Selling and marketing expense	115,630	102,043	359,740	347,327
General and administrative expense	56,143	48,339	154,586	150,917
Total selling, general and administrative expense	171,773	150,382	514,326	498,244
Other segment income (expenses)(1)	(6,321)	(11,975)	(3,529)	(32,634)
NET INCOME FROM CONTINUING OPERATIONS	82,761	92,795	192,323	226,401
LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	(414)	—	(5,834)
NET INCOME	$82,761	$92,381	$192,323	$220,567

1.
“Other segment income (expenses)” during the three and nine months ended September 30, 2025 and 2024, includes “Amortization of acquired intangible assets”, “Other income, net” and “Income tax provision”.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2025, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring. For claims that are reasonably possible, no estimable loss or range of loss can be made.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey (the “NJ District Court”) against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities following the filing by Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to market a generic version of INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693 (the “’693 Patent”). Requested judicial remedies include recovery of litigation costs and injunctive relief. In May 2023, the NJ District Court issued an opinion in favor of the Janssen entities on the issues of infringement and validity of the ’693 Patent and the Mylan entities filed a notice of appeal of the decision. In March 2025, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) issued a decision affirming the NJ District Court opinion and in May 2025, Mylan Labs filed a petition for panel rehearing or rehearing en banc, which was denied on July 1, 2025. The Company is not a party to this proceeding.

VUMERITY ANDA Litigation

In July 2023, Biogen Inc., Biogen Swiss Manufacturing GmbH and Alkermes Pharma Ireland Limited (“APIL”), a wholly-owned subsidiary of the Company, filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the “DE District Court”) against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) following the filing by Zydus of an ANDA seeking approval from the FDA to engage in the commercial manufacture, use or sale of a generic version of VUMERITY (diroximel fumarate) delayed-release capsules for oral use, 231 mg, before expiration of the Company’s U.S. Patent Nos. 8,669,281; 9,090,558; and 10,080,733 (the “VUMERITY patents”). The filing of the lawsuit triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). On July 21, 2025, the parties entered into a confidential settlement agreement, pursuant to which Zydus was granted a license under the VUMERITY patents to engage in the commercial manufacture, use or sale of a generic version of VUMERITY in the United States beginning on an agreed date immediately prior to expiration of the latest to expire of the VUMERITY patents, or earlier under certain customary circumstances. In connection with the settlement agreement, the DE District Court dismissed the litigation pursuant to the parties’ stipulation of dismissal.

LYBALVI ANDA Litigation

On August 15, 2025, August 27, 2025 and September 5, 2025, APIL and Alkermes, Inc., two wholly-owned subsidiaries of the Company, filed a patent infringement lawsuit in the NJ District Court against each of Teva, Apotex, and MSN (each as defined herein), respectively, and on August 28, 2025, APIL and Alkermes, Inc. filed a patent infringement lawsuit in the DE District Court against Apotex. As used herein, Teva refers to Teva Pharmaceuticals, Inc., Apotex refers to Apotex Inc. and Apotex Corp., and MSN refers to MSN Laboratories Private Limited (“MSN Labs”), MSN Pharmaceuticals, Inc. and Novadoz Pharmaceuticals LLC. These lawsuits were filed following receipt of a “paragraph IV certification” notice from each of Teva, Apotex and MSN Labs regarding their respective filings of an ANDA with the FDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of LYBALVI (olanzapine and samidorphan tablets, 5mg/10mg, 10mg/10mg, 15mg/10mg and 20mg/10mg) in the U.S. prior to the expiration of certain of the Company’s U.S. patents. The notices alleged that certain of the Company’s patents related to LYBALVI, with expiration dates between 2032 and 2041, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed generic products. The Company intends to vigorously defend its intellectual property. The filing of each lawsuit within 45 days of receipt of each of the respective notices triggered stays of FDA approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act. On August 20, 2025, APIL and Alkermes, Inc. amended the complaint in the lawsuit against Teva to include an additional patent.

Antitrust Class Action Litigation

On October 2, 2025, Value Drug Company filed a complaint asserting antitrust claims against Alkermes, Inc. and APIL in the U.S. District Court for the District of Massachusetts. The complaint was filed on behalf of a putative class of direct purchasers of VIVITROL and alleges that the Company’s U.S. Patent No. 7,919,499 related to VIVITROL was fraudulently obtained, improperly listed in the Orange Book, and wrongfully enforced, resulting in delayed market entry for generic forms of VIVITROL. The lawsuit seeks, among other things, unspecified money damages plus interest, reasonable attorneys’ fees and other costs. The Company intends to vigorously defend itself in this matter.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Government Matters

The Company has received a subpoena and civil investigative demands from U.S. state and federal governmental authorities. The Company is cooperating with the investigations.

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

Guarantees

In connection with the Separation, the Company entered into an assignment and assumption of lease agreement (the “Assignment”) pursuant to which Alkermes, Inc., a wholly owned subsidiary of the Company, assigned to Mural Oncology, Inc. (“Mural US”), a subsidiary of Mural, an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located at 852 Winter Street in Waltham, Massachusetts (the “852 Winter Street Lease”), as described in more detail in Note 10, Leases in the “Notes to Consolidated Financial Statements” in the Annual Report. Although all of the rights, title and interest in, to and under the 852 Winter Street Lease were transferred to Mural US as of November 15, 2023 pursuant to the Assignment, the Company ratified and reaffirmed for the remainder of the lease term its guarantor obligations in respect of the lease under that certain Guaranty dated as of May 16, 2014. This lease expires in 2026 and we do not expect its term to be extended. Upon completion of the Separation, the Assignment was accounted for as a termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 852 Winter Street Lease. At September 30, 2025, the fair value of the guarantee was not material to the Company.

17. SUBSEQUENT EVENT

On October 22, 2025 (the “Agreement Date”), the Company and Avadel Pharmaceuticals plc (“Avadel”) entered into a definitive transaction agreement (the “Transaction Agreement”), pursuant to which the Company has agreed to acquire the entire issued and to be issued ordinary share capital of Avadel (such proposed offer, the “Proposed Acquisition”), for $18.50 per ordinary share, nominal value $0.01 per share, of Avadel (each, an “Avadel Share”), payable in cash at closing (the “Cash Consideration”). In addition, the Company agreed to provide Avadel shareholders with a non-transferable contingent value right entitling holders to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of certain specified milestones, for a total potential consideration of $20.00 per Avadel Share. The Proposed Acquisition was recommended by the boards of directors of both Alkermes and Avadel and is expected to be effected by means of a court-sanctioned scheme of arrangement (the “Scheme”) under Irish law. The completion of the Proposed Acquisition is subject to customary conditions, including, among other things, approval by Avadel’s shareholders, the sanction of the Scheme by the Irish High Court, and the receipt of required antitrust clearances in the United States. The conditions to the completion of the Proposed Acquisition are set out in full in Appendix III to the announcement related to the Proposed Acquisition issued by the Company and Avadel pursuant to Rule 2.7 of the Irish Takeover Panel Act 1997, Takeover Rules, 2022 (the “Conditions Appendix”).

The Transaction Agreement contains customary representations and warranties and customary covenants with respect to Alkermes and Avadel. The Transaction Agreement contains customary termination rights and may be abandoned at any time prior to the Effective Time (as defined in the Transaction Agreement) by mutual written consent of Alkermes and Avadel, subject to the consent of the Irish Takeover Panel. Avadel also has the right, prior to the receipt

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

of the requisite Avadel shareholder approvals, to terminate the Transaction Agreement to accept a Company Superior Proposal (as defined in the Transaction Agreement) in certain circumstances, and Alkermes also has the right, prior to receipt of the requisite Avadel shareholder approvals, to terminate the Transaction Agreement if a Company Board Change of Recommendation (as defined in the Transaction Agreement) occurs. Subject to the satisfaction or waiver of all applicable closing conditions, the Company currently expects the Proposed Acquisition to be completed in the first quarter of 2026.

In connection with the Proposed Acquisition, on the Agreement Date, the Company, as the TopCo Borrower, together with Alkermes, Inc., as the U.S. Borrower, entered into a bridge term loan credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the lenders party thereto (the “Bridge Credit Agreement”), which provides for a senior secured bridge term loan facility (the “Bridge Credit Facility”) in an aggregate principal amount of up to approximately $1.2 billion that is available to finance the payment of the Cash Consideration and fees and expenses related to the Proposed Acquisition. In addition, the Company placed approximately $700.0 million of its cash into an escrow account to finance the remainder of the consideration for the Proposed Acquisition. Loans under the Bridge Credit Facility will be available after the Agreement Date, subject to the satisfaction of certain conditions set forth in the Bridge Credit Agreement, and will mature on the date that is 364 days after the date on which the loans are funded under the Bridge Credit Facility. The commitments under the Bridge Credit Facility, unless previously terminated, terminate on the earlier of (i) the date on which all of the consideration payable in respect of the Proposed Acquisition has been paid in full without the making of any loans under the Bridge Credit Facility and (ii) the date on which a Mandatory Cancellation Event (as defined in the Bridge Credit Agreement) occurs or exists.

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

Executive Summary

Net income from continuing operations was $82.8 million and $192.3 million or $0.50 and $1.17 per ordinary share—basic and $0.49 and $1.14 per ordinary share—diluted, for the three and nine months ended September 30, 2025, respectively, compared to net income from continuing operations of $92.8 million and $226.4 million or $0.57 per and $1.36 ordinary share—basic and $0.56 and $1.33 per ordinary share—diluted, for the three and nine months ended September 30, 2024, respectively.

The decrease in net income from continuing operations of $10.0 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase of $31.7 million in total expenses, primarily due to increases in research and development expenses and selling, general and administrative expenses, partially offset by a decrease in cost of goods manufactured and sold. During the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, total revenues increased by $16.0 million, primarily due to an increase in product sales, net, partially offset by a decrease in manufacturing and royalty revenue.

The decrease in net income from continuing operations of $34.1 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a decrease of $36.3 million, in revenues, primarily related to lower manufacturing and royalty revenues, partially offset by an increase in product sales, net. During the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, total expenses increased by $25.8 million and income tax provision decreased by $8.7 million.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Business Update

On October 22, 2025, we announced our entry into the Transaction Agreement, pursuant to which we agreed to acquire the entire issued and to be issued ordinary share capital of Avadel for a total potential consideration of up to $20.00 per Avadel Share, as described above. The completion of the Proposed Acquisition is subject to customary conditions, including, among other things, approval by Avadel’s shareholders, the sanction of the Scheme by the Irish High Court, and the receipt of required antitrust clearances in the United States, and may be terminated by either party under certain circumstances. Subject to the satisfaction or waiver of all applicable closing conditions, we currently expect the Proposed Acquisition to be completed in the first quarter of 2026. We expect to incur costs of approximately $15.0 million to $20.0 million in connection with the Proposed Acquisition during the fourth quarter of 2025.

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

In August 2025, U.S. Patent No. 12,390,474 relating to LYBALVI was granted. This patent has claims to a formulation of a fixed dose of olanzapine and samidorphan and expires in 2041.

For a discussion of legal proceedings related to LYBALVI, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

For a discussion of legal proceedings related to VIVITROL, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the sections entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers” and “Litigation or arbitration filed against Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

Alixorexton (formerly referred to as ALKS 2680)

Alixorexton is a novel, investigational, oral, selective orexin 2 receptor agonist in development as a once-daily treatment for narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and idiopathic hypersomnia (“IH”). Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of alixorexton was previously evaluated in a phase 1 study in healthy volunteers and patients with NT1, NT2 and IH and is currently being evaluated in phase 2 studies, including the recently completed Vibrance-1 study in patients with NT1, and the ongoing Vibrance-2 and Vibrance-3 studies in patients with NT2 and IH, respectively. In September 2025, we announced detailed safety and efficacy results from Vibrance-1 and that we are proceeding with plans for initiation of a phase 3 program in narcolepsy.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of VIVITROL, ARISTADA and ARISTADA INITIO, and LYBALVI during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for % of Sales)	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Product sales, gross	$593.5	100.0%	$543.5	100.0%	$1,631.1	100.0%	$1,543.8	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(113.3)	(19.1)%	(116.3)	(21.4)%	(312.8)	(19.2)%	(343.9)	(22.3)%
Chargebacks	(71.9)	(12.1)%	(61.8)	(11.4)%	(190.2)	(11.7)%	(168.8)	(10.9)%
Product discounts	(43.8)	(7.4)%	(39.9)	(7.3)%	(122.4)	(7.5)%	(112.6)	(7.3)%
Medicare Part D	(18.4)	(3.1)%	(21.1)	(3.9)%	(56.6)	(3.4)%	(60.0)	(3.9)%
Other	(28.7)	(4.8)%	(31.4)	(5.8)%	(79.9)	(4.9)%	(82.7)	(5.4)%
Total adjustments	(276.1)	(46.5)%	(270.5)	(49.8)%	(761.9)	(46.7)%	(768.0)	(49.8)%
Product sales, net	$317.4	53.5%	$273.0	50.2%	$869.2	53.3%	$775.8	50.2%

The increase in product sales, gross during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was due to increases of 23%, 3% and 2% in the number of units sold for LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, respectively, and a 3% price increase for each of these products that went into effect on January 1, 2025.

The increase in product sales, gross during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a 19% increase in the number of LYBALVI units sold and the 3% price increase for each of our proprietary products that went into effect on January 1, 2025. These increases were partially offset by 1% decreases in the number of units sold for each of VIVITROL and ARISTADA/ARISTADA INITIO.

The decreases in Medicaid rebates, as a percentage of sales, during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to gross-to-net favorability as actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO, were lower than original estimates by approximately $7.6 million and $25.3 million for VIVITROL during the three and nine months ended September 30, 2025, respectively, and by approximately $4.9 million and $12.1 million for ARISTADA/ARISTADA INITIO during the three and nine months ended September 30, 2025, respectively.

The following table compares product sales, net earned during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
VIVITROL	$121.1	$113.7	$7.4	$343.8	$323.2	$20.6
ARISTADA and ARISTADA INITIO	98.1	84.7	13.4	272.8	249.6	23.2
LYBALVI	98.2	74.7	23.5	252.6	203.1	49.5
Product sales, net	$317.4	$273.0	$44.3	$869.2	$775.8	$93.3

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$30.2	$58.5	$(28.3)	$78.3	$199.9	$(121.6)
VUMERITY	35.6	32.6	3.0	102.8	99.1	3.7
RISPERDAL CONSTA	3.8	2.4	1.4	16.7	8.7	8.0
Other	7.2	11.6	(4.4)	24.4	44.1	(19.7)
Manufacturing and royalty revenues	$76.8	$105.1	$(28.3)	$222.2	$351.8	$(129.6)

The decreases in royalty revenues related to the long-acting INVEGA products during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to the expiration of our royalty on net sales of INVEGA SUSTENNA in the U.S. in August 2024. Accordingly, royalty revenues from net sales of the long-acting INVEGA products have been, and we expect will continue to be, lower in 2025, as the royalty revenues related to U.S. net sales of INVEGA SUSTENNA comprised a significant portion of the overall royalty revenues from the long-acting INVEGA products. In addition, each of INVEGA SUSTENNA and INVEGA TRINZA is currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such product. Increased competition from new products or generic versions of any one or more of the long-acting INVEGA products may lead to reduced unit sales of the long-acting INVEGA products, including those not yet genericized, and increased pricing pressure. For a discussion of the legal proceedings related to INVEGA TRINZA, see Note 16, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to these legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report, and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we or our licensees may face claims against IP rights covering our products and competition from generic drug manufacturers.”

The increases in VUMERITY revenue during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were due to increases of $8.3 million and $17.7 million, respectively, in royalty revenue, offset by decreases of $5.3 million and $14.0 million, respectively, in manufacturing revenue. The increases in VUMERITY royalty revenue were primarily due to increases in end-market sales of the product. The decreases in VUMERITY manufacturing revenue were primarily due to reductions in the number of batches manufactured for sale to Biogen.

The increase in RISPERDAL CONSTA revenue during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due to an $8.2 million increase in manufacturing revenue, primarily due to an increase in the number of batches made available to Janssen for sale in the U.S., which has a higher selling price than product sold outside of the U.S. The decrease in Other manufacturing and royalty revenue during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to decreases in revenues related to certain of our legacy products. The decrease in Other manufacturing and royalty revenue during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $13.6 million decrease in revenue from FAMPYRA, as our manufacturing obligations for FAMPYRA concluded on December 31, 2024.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Cost of goods manufactured and sold	$51.6	$63.1	$(11.5)	$150.2	$183.2	$(33.0)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The decreases in the cost of goods manufactured and sold during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily related to decreases of $7.9 million and $28.7 million, respectively, in the cost of goods manufactured for certain legacy products following the sale of the Athlone Facility in May 2024 and decreases in the cost of goods sold for certain of our proprietary products during each period primarily due to decreases in costs related to out-of-specification batches and investigation costs. These decreases were partially offset by increases in the cost of goods sold for LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and an increase in the cost of goods sold for LYBALVI during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to increases in the number of units sold in each period, as discussed above.

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

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2025 and 2024 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
External R&D expenses:
Development programs:
Alixorexton	$25.8	$11.9	$13.9	$67.5	$34.9	$32.6
LYBALVI	4.8	5.5	(0.7)	13.7	14.3	(0.6)
Other external R&D expenses	12.6	8.6	4.0	34.2	27.4	6.8
Total external R&D expenses	43.2	26.0	17.2	115.4	76.6	38.8
Internal R&D expenses:
Employee-related	30.9	26.8	4.1	92.9	87.6	5.3
Occupancy	3.2	2.7	0.5	9.7	8.5	1.2
Depreciation	1.4	1.4	—	4.3	4.2	0.1
Other	3.0	2.9	0.1	8.6	10.2	(1.6)
Total internal R&D expenses	38.5	33.8	4.7	115.5	110.5	5.0
Research and development expenses	$81.7	$59.8	$21.9	$230.9	$187.1	$43.8

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

The increases in expenses related to alixorexton during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to increased spend related to the advancement of the development program for the product, including initiation of our Vibrance-3 phase 2 clinical study and costs related to our long-term extension study for the product. The increases in other external R&D expenses during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to activities associated with our preclinical development programs.

The increases in employee-related expenses during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were primarily due to increases in labor and benefits expense related to a 9% increase in R&D-related headcount.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Selling and marketing expense	$115.6	$102.1	$13.5	$359.7	$347.4	$12.3
General and administrative expense	56.2	48.2	8.0	154.6	150.8	3.8
Selling, general and administrative expense	$171.8	$150.3	$21.5	$514.3	$498.2	$16.1

The increase in selling and marketing expense during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to increases of $11.4 million and $2.2 million in employee-related expenses and marketing expense, respectively. The increase in employee-related expenses was primarily due to a 14% increase in sales and marketing-related headcount. The increase in marketing expense was primarily due to support services related to field expansion during the period. The increase in selling and marketing expense during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase of $23.5 million in employee-related expenses, primarily due to the increase in sales and marketing-related headcount, as previously noted, partially offset by a decrease of $11.1 million in marketing spend, primarily related to decreases in media spend for our proprietary products.

The increase in general and administrative expense during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a $3.4 million increase in employee-related expenses, primarily due to a 7% increase in general and administrative-related headcount, a $2.3 million increase in professional service fees and a $1.5 million increase in branded prescription drug fees. The increase in general and administrative expense during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $3.3 million increase in employee-related expenses, primarily due to the increase in general and administrative-related headcount, discussed above, and a $1.1 million increase in professional services fees.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Interest income	$11.9	$10.9	$1.0	$33.1	$31.0	$2.1
Interest expense	—	(6.0)	6.0	—	(17.9)	17.9
Other (expense) income, net	(0.2)	0.6	(0.8)	2.1	2.8	(0.7)
Total other income, net	$11.7	$5.5	$6.2	$35.2	$15.9	$19.3

Interest income consists of interest earned on our cash and available-for-sale investments. Interest expense consisted of interest incurred on our previously outstanding term loans (the “Former Term Loans”) that were scheduled to become due in 2026 under our former amended and restated credit agreement, which we prepaid in full and terminated in December 2024. See Note 12, Long-Term Debt in the “Notes to Consolidated Financial Statements” accompanying our Annual Report for additional information regarding our Former Term Loans.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Income tax provision	18.0	17.4	$0.6	$38.8	$47.5	$(8.7)

The income tax provisions in each of the three and nine months ended September 30, 2025, and 2024 were primarily attributable to taxes on income earned in Ireland.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

On July 4, 2025, the OBBBA was signed into law. This legislation permanently extends, with modifications, several individual, business, and international tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017. As of September 30, 2025, we analyzed the impact of this legislation and determined that the OBBBA did not have a material impact on its effective tax rate for the current year. We expect that the provisions in the OBBBA will result in a material increase in cash flows provided by operating activities and a material decrease in net U.S. deferred tax assets over the next number of years.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2025			December 31, 2024
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$155.2	$461.2	$616.4	$70.3	$220.8	$291.1
Investments—short-term	203.2	291.5	494.7	203.6	256.9	460.5
Investments—long-term	4.8	23.1	27.9	24.6	48.5	73.1
Total cash and investments	$363.2	$775.8	$1,139.0	$298.5	$526.2	$824.7

At September 30, 2025 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$492.4	$2.3	$—	$—	$494.7
Investments—long-term available-for-sale	27.8	—	—	—	27.8
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$520.3	$2.3	$—	$—	$522.6

Sources and Uses of Cash

We generated $350.6 million and $248.7 million of cash from operating activities during the nine months ended September 30, 2025 and 2024, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, including capital expenditures, for not less than twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

In connection with the Proposed Acquisition, Alkermes plc, as the TopCo Borrower, together with Alkermes, Inc., as the U.S. Borrower, entered into the Bridge Credit Agreement, which provides for the Bridge Credit Facility in an aggregate principal amount of up to approximately $1.2 billion that is available to finance the payment of Cash Consideration and fees and expenses related to the Proposed Acquisition. In addition, we placed approximately $700.0 million of our cash into an escrow account to finance the remainder of the consideration for the Proposed Acquisition.

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources in the next 12 months.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Information about our cash flows, by category, is presented in the accompanying condensed consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Cash and cash equivalents, beginning of period	$291.1	$457.5
Cash flows provided by operating activities	350.6	248.7
Cash flows used in investing activities	(26.8)	(97.4)
Cash flows provided by (used in) financing activities	1.5	(212.5)
Cash and cash equivalents, end of period	$616.4	$396.3

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

Cash flows provided by operating activities for the nine months ended September 30, 2025 primarily consisted of $192.3 million of net income, adjusted for non-cash items, including $72.4 million of share-based compensation, $30.5 million in deferred income taxes, $23.3 million of depreciation and amortization and $27.7 million of changes in working capital.

Cash flows provided by operating activities for the nine months ended September 30, 2024 primarily consisted of $220.6 million of net income, adjusted for non-cash items including $75.9 million of share-based compensation, $21.7 million of depreciation and amortization and $32.3 million of deferred income taxes, partially offset by changes in working capital of $105.1 million.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2025 were primarily due to the purchase of $40.4 million of property, plant and equipment, partially offset by $11.8 million in net sales of investments. Cash flows used in investing activities for the nine months ended September 30, 2024 were primarily due to $172.1 million in net purchases of investments and $23.7 million in the purchase of property, plant and equipment, partially offset by proceeds related to the sale of the Athlone Facility of approximately $97.9 million, which included a payment of approximately $91.0 million for the facility and certain related assets.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2025 were due to $32.2 million of cash that we received upon exercises of employee stock options, offset by $30.8 million of employee taxes paid related to the net share settlement of equity awards. Cash flows used in financing activities for the nine months ended September 30, 2024 primarily related to $200.0 million (exclusive of any fees, commissions or other related expenses) used to repurchase our ordinary shares under the Repurchase Program and $29.3 million of employee taxes paid related to the net share settlement of equity awards, partially offset by $19.4 million of cash that we received upon exercises of employee stock options.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The below risk factors should be read in conjunction with the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report.

We may not be able to complete the proposed strategic acquisition of Avadel on the timelines currently contemplated or at all, which could adversely affect our business and financial condition and the price of our ordinary shares.

On October 22, 2025, we announced our entry into a definitive transaction agreement with Avadel pursuant to which we agreed to acquire the entire issued and to be issued ordinary share capital of Avadel for total potential cash consideration of up to $20.00 per Avadel Share, as described in this Form 10-Q. The completion of the Proposed Acquisition is subject to customary conditions, including, among other things, approval by Avadel’s shareholders, the sanction of the Scheme by the Irish High Court, and the receipt of required antitrust clearances in the United States, and may be terminated by either party under certain circumstances. Subject to the satisfaction or waiver of all applicable closing conditions, we currently expect the Proposed Acquisition to be completed in the first quarter of 2026; however, we may not be able to satisfy or waive the conditions to the closing of the Proposed Acquisition on the expected timelines or at all, or the agreement may be terminated under certain circumstances.

The Proposed Acquisition may be difficult to complete for a number of reasons, including that we and Avadel may not be able to satisfy the conditions to closing. For example, we and/or Avadel, as applicable, may face difficulty and/or delays in obtaining the requisite shareholder approval, Irish High Court sanction or regulatory clearances in respect of the Proposed Acquisition on the anticipated timelines or at all. In addition, there may be unanticipated significant changes in transaction costs related to the Proposed Acquisition and/or unknown or inestimable liabilities and potential litigation that may arise in connection with the Proposed Acquisition. Further, competing offers may be made for Avadel, or the board of directors of Avadel may, in certain circumstances, change its recommendation regarding consummation of the Proposed Acquisition. The announcement of the Proposed Acquisition and the time and effort taken to consummate the Proposed Acquisition could result in disruption to the Company’s or Avadel’s respective businesses, including potential disruptions to certain third-party business and operational relationships that are important to Avadel’s business, or impacts on the ability of each of Alkermes and Avadel to attract and retain highly qualified management and key personnel. In addition, the Transaction Agreement in respect of the Proposed Acquisition contains customary termination rights that may be invoked in advance of completion of the Proposed Acquisition under certain circumstances. For any of these reasons, we may face difficulty in completing the Proposed Acquisition, and no assurance can be given as to whether we will complete the Proposed Acquisition on our anticipated timeline or at all, which could adversely affect our business strategy and financial planning and condition. Further, any potential negative reactions from the financial markets, whether as a result of the announcement of the Proposed Acquisition or any delay or failure in completing the Proposed Acquisition, could have a negative impact on our business and financial condition or the market price for our ordinary shares.

Even if the proposed acquisition of Avadel is completed, we may fail to realize some or all of the anticipated benefits and synergies of the proposed acquisition or successfully integrate Avadel’s business, which could adversely affect our business and financial condition and the price of our ordinary shares.

Even if the Proposed Acquisition is completed, the businesses of Alkermes and Avadel may not be effectively integrated and the anticipated operational, financial, strategic and other benefits and synergies of the Proposed Acquisition may not be achieved. These anticipated benefits and synergies are based on a number of assumptions and uncertainties, which may prove to be incorrect or incomplete. We may not be able to successfully integrate our and Avadel’s operations, and difficulties may arise relating to employee morale, such as the potential loss of key employees that may be difficult to replace, diversion of management’s attention from operation of the business, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our or Avadel’s ability to maintain third-party

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

relationships. In addition, there may be general economic, political, market and business conditions, or future exchange and interest rates, changes in tax laws, regulations, rates and policies, that could have a negative impact on Alkermes, Avadel or the combined organization following consummation of the Proposed Acquisition. In addition, Avadel’s product could be shown to be ineffective or unsafe, may prove difficult to manufacture be precluded from commercialization by the proprietary rights of third parties, or have unintended side effects, adverse reactions or incidents of misuse and we may not be able to continue to successfully commercialize Avadel’s product or support revenue growth from such product. Any of the foregoing may result in our not achieving the operational, financial, strategic and other benefits and synergies we anticipate realizing as a result of the Proposed Acquisition within the expected timeframe or at all, or they may take longer to realize or cost more than expected, and in each case, our business, results of operations and financial condition and/or the market price for our ordinary shares could be adversely affected.

Our debt obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In connection with the Proposed Acquisition, Alkermes plc and Alkermes, Inc. entered into the Bridge Credit Agreement, which provides for the Bridge Credit Facility in an aggregate principal amount of up to approximately $1.2 billion that is available to finance the payment of Cash Consideration and fees and expenses related to the Proposed Acquisition. While we expect to obtain permanent financing in lieu of utilizing funds available under the Bridge Credit Agreement, we cannot guarantee that we will obtain such permanent financing on terms that are acceptable to us or at all. If we are not successful in obtaining permanent financing due to market conditions or other factors and are required to utilize funds under the Bridge Credit Agreement, we will incur significantly higher borrowing costs than currently contemplated. In addition, the Bridge Credit Agreement requires the maintenance of certain leverage and coverage ratios, in each case, with the levels set forth in the Bridge Credit Agreement, as of the last day of any fiscal quarter ending after the date on which the loans under the Bridge Credit Facility are funded. In addition, the Bridge Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, consolidations, sales of assets, investments, transactions with affiliates, restricted payments and sales and leasebacks. The Bridge Credit Agreement is guaranteed by certain of the Company’s subsidiaries and secured by a lien on substantially all of the assets of Alkermes plc, Alkermes, Inc. and their subsidiary guarantors. Our failure to comply with these restrictions or to make payments could lead to an event of default that could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to ensure our ability to make our debt payments or to remedy any such default.

Changes in global trade or other policies, including tariffs or other restrictions imposed by the U.S. government or governments of other nations, could have an adverse effect on our business, results of operations, or financial condition.

As a global biopharmaceutical company, changes in and uncertainties from global trade or other policies, including tariffs or other restrictions imposed by the U.S. government or governments of other nations, may have an adverse effect on us. For example, since April 2025, the U.S. government and certain other countries have imposed tariffs or negotiated trade agreements for tariffs on certain imports. Although some of these tariffs are temporarily paused, their impact has already been seen, and we expect will continue to be seen, in global markets. Our proprietary products are manufactured at our manufacturing facility in the U.S. and are sold exclusively in the U.S.; however, certain materials in our supply chain are sourced internationally and certain third-party products from which we derive revenue are manufactured outside the U.S. Our related costs, revenues and/or profits may be impacted to varying degrees by recent or future changes in global trade or other policies. In addition, the recent changes, tensions and uncertainties related to global trade policies have caused, and may continue to cause, significant volatility in global markets, including the market for our ordinary shares. The price of our ordinary shares has fluctuated significantly, and may continue to fluctuate, as a result of these and similar developments. The U.S. government has also indicated that it may impose a supplemental tariff on all pharmaceutical imports or take additional actions in respect of pharmaceutical companies incorporated outside of the U.S., which has caused, and may continue to cause, uncertainty as to the extent of the impacts of changes in global trade on the pharmaceutical industry as a whole and on our business. Additional changes to the policies of the U.S. or other nations that affect the geopolitical landscape or global trade, economic or market conditions, and other direct or indirect impacts of such policies, are uncertain and unpredictable, and could, in the future, have a material adverse effect on our business, results of operations, or financial condition and the market price of our ordinary shares.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2025:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
July 1, 2025 – July 31, 2025	1,835	$28.90	—	$200.0
August 1, 2025 – August 31, 2025	3,254	26.62	—	200.0
September 1, 2025 – September 30, 2025	5,652	29.68	—	200.0
Totals	10,741	$28.62	—

(1)
Consists of ordinary shares acquired during the three months ended September 30, 2025 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended September 30, 2025, no officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that is or was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Actor any trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 §

Transaction Agreement, dated as of October 22, 2025 by and among Alkermes plc and Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on October 22, 2025).

2.2

Appendix III to the Rule 2.7 Announcement, dated as of October 22, 2025 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on October 22, 2025).

10.1 #*§	Authorized Generic Product Supply Agreement, dated September 9, 2025, by and between Alkermes Pharma Ireland Limited and Amneal Pharmaceuticals LLC.
10.2 †

Form of Employment Agreement entered into by and between Alkermes, Inc. and Joshua Reed, (incorporated herein by reference to Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299), filed with the SEC on November 2, 2016).

10.3 #†	Offer Letter, dated August 27, 2025, by and between Alkermes, Inc. and Joshua Reed.
10.4 §

Bridge Credit Agreement, dated as of October 22, 2025 by and among Alkermes plc, Alkermes, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on October 22, 2025).

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

# Filed herewith.

‡ Furnished herewith.

* Portions of this exhibit (indicated by “[**]”) have been omitted pursuant to Item 601(b) of Regulation S-K. The Company undertakes to furnish an unredacted copy of this exhibit upon request by the SEC.

§ Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish copies of any omitted schedules and similar attachments upon request by the SEC.

† Indicates a management contract or any compensatory plan, contract or arrangement.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES PLC

(Registrant)

	By:	/s/ Richard F. Pops
Richard F. Pops
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joshua Reed
Joshua Reed
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: October 28, 2025