Form 10-K
period 2025-12-31
Alkermes plc.
filed 2026-02-25
CIK 1520262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,657,775,005.

As of February 20, 2026, 166,649,934 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ALKERMES PLC AND

SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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
•
our expectations regarding our products, including expectations related to product development; regulatory exclusivities, filings, approvals and timelines; therapeutic and commercial value, scope and potential; and the costs and expenses related to such activities and expectations;
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
•
our expectations regarding the Avadel Acquisition (as defined below), including any anticipated benefits and synergies of the transaction;
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
•
we may fail to realize some or all of the anticipated benefits and synergies of the Avadel Acquisition or to successfully integrate Avadel’s business, which could adversely affect our business and financial condition and the price of our ordinary shares;
•
if there are changes in, or we fail to comply with, the extensive legal and regulatory requirements affecting the healthcare industry, we could be subject to investigations, litigation, costs, penalties and business losses;
•
we rely on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected;
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
•
we rely on third parties to provide goods and services in connection with the manufacture and distribution of our products;
•
LUMRYZ is a controlled substance subject to U.S. federal and state-controlled substance laws and regulations, and any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially adversely affect our business, financial condition, cash flows and results of operations;
•
our success largely depends upon our ability to attract, recognize and retain key personnel, and the loss of key personnel may materially and adversely impact our business;
•
patent and other IP protection for our products is key to our business and our competitive position but is uncertain;
•
uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers;

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
•
information security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer; and
•
changes in global trade or other policies, including tariffs or other restrictions imposed by the U.S. government or governments of other nations, could have an adverse effect on our business, results of operations, or financial condition.

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

NOTE REGARDING TRADEMARKS

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LUMRYZ®, LYBALVI®, MICROPUMP®, NanoCrystal®, and VIVITROL®.

The following are trademarks of the respective companies listed: ABILIFY®, ABILIFY ASIMTUFII®and ABILIFY MAINTENA®—Otsuka Pharmaceutical Co., Ltd. (“Otsuka Pharm. Co.”); ANTABUSE®—Teva Women’s Health, Inc.; AUBAGIO®and LEMTRADA®—Sanofi Societe Anonyme France; AVONEX®, PLEGRIDY®, TECFIDERA®, TYSABRI® and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”); BETASERON®—Bayer Pharma AG; BRIXADI®—Braeburn Inc.; BRIUMVI®—TG Therapeutics, Inc.; BUNAVAILTM—BioDelivery Sciences; CAMPRAL®—Merck Sante;COPAXONE® and UZEDY®—Teva Pharmaceutical Industries Ltd. (together with its affiliates, “Teva”) ; EXTAVIA®, GILENYA®, and MAYZENT®—Novartis AG; BYANNLI®, CABENUVA®, CAPLYTA®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, PONVORY®, RISPERDAL CONSTA®, TREVICTA® and XEPLION®—Johnson & Johnson or its affiliated companies; FAMPYRATM—Merz Pharmaceuticals, LLC; MAVENCLAD®—Merck KGaA, REBIF®—Ares Trading S.A.; OCREVUS®—Genentech, Inc. (“Genentech”); REXULTI®—H. Lundbeck A/S plc; SUBOXONE®, SUBUTEX®and SUBLOCADE®—Indivior plc (or its affiliates); RYKINDO®—Luye Pharma Group; SUNOSI®—Axsome Therapeutics, Inc.; VRAYLAR®— Forest Laboratories, LLC; COBENFY® and ZEPOSIA®—Bristol-Myers Squibb Company; and WAKIX®—Harmony Biosciences Holdings, Inc.; XYWAV® and XYREM®—Jazz Pharmaceuticals plc; ZUBSOLV®—Orexo US, Inc.; and ZYPREXA®and ZYPREXA RELPREVV®—Eli Lilly and Company (“Lilly”). Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ®or ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder and narcolepsy, and a pipeline of clinical and preclinical candidates in development for neurological disorders. Headquartered in Ireland, we also have a corporate office and R&D center in Massachusetts and a manufacturing facility in Ohio.

In October 2025, we and Avadel Pharmaceuticals plc (“Avadel”) entered into a definitive transaction agreement, subsequently amended in November 2025 (the “Transaction Agreement”), pursuant to which we agreed to acquire the entire issued and to be issued ordinary share capital of Avadel for consideration of (i) $21.00 per ordinary share, nominal value $0.01 per share, of Avadel (each, an “Avadel Share”), payable in cash at closing and (ii) a non-transferable contingent value right (the “CVR”) entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone (the “Avadel Acquisition”). On February 12, 2026, we successfully completed the Avadel Acquisition, adding both LUMRYZ to our portfolio of proprietary commercial products and a commercial organization with experience in narcolepsy.

Marketed Products

The key marketed products discussed below have generated, or are expected to generate, significant revenues for us. See the section entitled “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to the IP protection for these marketed products.

The following provides summary information regarding our proprietary products that we commercialize:

Proprietary Products

Product	Indicated Disease State	Territory

ARISTADA INITIO®

aripiprazole lauroxil

extended-release injectable suspension

675 mg

+

ARISTADA®

aripiprazole lauroxil

extended-release injectable suspension

441 mg	662 mg	882 mg	1064 mg

	Initiation or re-initiation of ARISTADA for the treatment of Schizophrenia	U.S.
	Schizophrenia	U.S.

	Narcolepsy	U.S.

	Schizophrenia; Bipolar I disorder	U.S.

	Alcohol dependence; Opioid dependence	U.S.

The following provides summary information regarding certain key third-party products using our proprietary technologies under license and our key licensed product, that are commercialized by our licensees:

Key Third-Party Products Using Our Proprietary Technologies

Product	Indicated Disease State	Licensee	Licensed Territory

RISPERDAL CONSTA	Schizophrenia; Bipolar I disorder	Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen International”)	Worldwide
INVEGA SUSTENNA / XEPLION	INVEGA SUSTENNA: Schizophrenia; Schizoaffective disorder XEPLION: Schizophrenia	Janssen Pharmaceutica N.V. (together with Janssen Pharmaceuticals, Inc., Janssen International and their affiliates “Janssen”)	Worldwide
INVEGA TRINZA / TREVICTA	Schizophrenia	Janssen	Worldwide
INVEGA HAFYERA / BYANNLI	Schizophrenia	Janssen	Worldwide

Our Key Licensed Product

Product	Indicated Disease State	Licensee	Licensed Territory

VUMERITY	Multiple sclerosis	Biogen	Worldwide

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

LUMRYZ

LUMRYZ (sodium oxybate) is an extended-release oral suspension product approved by the FDA in May 2023 as the first and only once-at-bedtime treatment for cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy, and subsequently approved by the FDA in October 2024 as a once-at-bedtime treatment for cataplexy or EDS in pediatric patients seven years of age and older with narcolepsy. The FDA has granted seven years of orphan drug exclusivity (“ODE”) to LUMRYZ for the adult and pediatric narcolepsy patient populations through May 1, 2030 and October 16, 2031, respectively. We exclusively commercialize LUMRYZ in the U.S. Pursuant to the settlement and license agreement entered into between Jazz and Avadel in October 2025 (the “Avadel Settlement Agreement”), from October 1, 2025, Jazz receives a royalty of 3.85% (subject to certain adjustments set forth in the agreement) on net sales of LUMRYZ sold for narcolepsy and additional royalties on net sales of LUMRYZ sold for any other future FDA-approved non-narcolepsy indications. For more information about the agreement and underlying royalty obligations, see “Patents and Proprietary Rights – LUMRYZ” in “Item 1— Business” of this Annual Report.

LUMRYZ employs a version of our MICROPUMP technology. LUMRYZ is manufactured by third parties. The FDA has required implementation of a REMS for LUMRYZ to help ensure the benefits of the drug outweigh any risks of serious adverse outcomes that may result from inappropriate prescribing, misuse, abuse or diversion of the product. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

What is narcolepsy?

Narcolepsy is a chronic, neurological disorder that affects the brain’s ability to regulate the sleep-wake cycle. The hallmark symptom of narcolepsy is excessive daytime sleepiness; additional symptoms can include sleep paralysis, disturbed nighttime sleep and sleep-related hallucinations. There are two types of narcolepsy: narcolepsy type 1 (“NT1”) is characterized by the loss of orexin-producing neurons and is also associated with cataplexy, a sudden loss of muscle control. Narcolepsy type 2 (“NT2”) shares symptoms with NT1, but is not associated with cataplexy. An estimated 100,000 people in the U.S. are diagnosed with narcolepsy.

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

For a discussion of legal proceedings related to LYBALVI, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in this Annual Report, and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

For a discussion of legal proceedings related to VIVITROL, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in this Annual Report, and specifically the sections entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers” and “Litigation or arbitration filed against Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

What are opioid dependence and alcohol dependence?

Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2024 U.S. National Survey on Drug Use and Health, an estimated 4.6 million people aged 18 or older in the U.S. had an opioid use disorder* in the prior year. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the 2024 U.S. National Survey on Drug Use and Health, an estimated 27.1 million people aged 18 or older in the U.S. had an alcohol use disorder* in the prior year. Adherence to medication is particularly challenging with these disease states.

*

In 2013, with the publication of the Diagnostic Statistical Manual (“DSM”) 5, the DSM-IV diagnoses of substance use disorders as either dependence or abuse (i.e., opioid dependence or alcohol dependence), which reflects the approved indications of VIVITROL, were subsumed under a new diagnostic category of “substance use disorders” (i.e., opioid use disorder or alcohol use disorder) with three categories of disorder severity—mild, moderate or severe. In determining the applicability of treatments for DSM-IV conditions to persons diagnosed according to DSM-5, one study found agreement between the DSM-IV diagnoses of alcohol dependence and opioid dependence and moderate to severe alcohol use disorder and opioid use disorder, respectively, under DSM-5. It was noted in the opioid use disorder table of the 2024 U.S. National Survey on Drug Use and Health that certain estimates for 2024 may differ from previously published estimates due to changes in how opioids were defined beginning in 2024.

Products Using Our Proprietary Technologies and Licensed Product

We have licensed products to third parties for commercialization and have licensed our proprietary technologies to third parties to enable them to develop, commercialize and/or manufacture products. See the sections entitled “Proprietary Technology Platforms” and “Patents and Proprietary Rights” in “Item 1—Business” in this Annual Report for information with respect to our proprietary technologies and the IP protection for these products. We receive royalties and/or manufacturing and other revenues from the commercialization of these products under our collaborative arrangements with these third parties. Such arrangements include, among others, the following:

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

Under our license and collaboration agreement with Biogen, Biogen holds the exclusive, worldwide license to develop and commercialize VUMERITY. For more information about the license and collaboration agreement with Biogen, see the “Collaborative Arrangements—Biogen” section in “Part I, Item 1—Business” in this Annual Report.

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

Alixorexton (formerly referred to as ALKS 2680)

Alixorexton is a novel, investigational, oral, selective orexin 2 receptor agonist in development for the treatment of NT1, NT2 and idiopathic hypersomnia (“IH”). Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of alixorexton was previously evaluated in a phase 1 study in healthy volunteers and patients with NT1, NT2 and IH. In 2025, we completed, and announced positive topline data from, two phase 2 studies, Vibrance-1 and Vibrance-2, in patients with NT1 and NT2, respectively. We plan to initiate a phase 3 program in narcolepsy in the first quarter of 2026. Alixorexton is also currently being evaluated in Vibrance-3, a phase 2 study in patients with IH. In December 2025, the FDA granted Breakthrough Therapy designation to alixorexton for the treatment of NT1.

LUMRYZ (sodium oxybate)

LUMRYZ (sodium oxybate) extended-release oral suspension is currently being evaluated in REVITALYZ, a double-blind, placebo-controlled, randomized withdrawal, multicenter phase 3 study designed to evaluate efficacy and safety in adult patients with IH. In December 2025, patient enrollment in REVITALYZ was completed.

Collaborative Arrangements

We have entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access or provide access to, technological, financial, marketing, manufacturing and other resources, including the arrangements described below.

Janssen

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

Under an exclusive license agreement with Janssen, we provided Janssen with rights to, and know-how, training and technical assistance in respect of, our small particle pharmaceutical compound technology, known as NANOCRYSTAL technology, which was used to develop the long-acting INVEGA products, and we received milestone payments from Janssen upon the achievement of certain development goals. There are no further milestones to be earned under this agreement. The agreement also provides for royalty payments, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. As of August 30, 2024, all patent royalties had expired. The know-how royalty is a tiered royalty of 3.5% on calendar year net sales up to $250 million; 5.5% on calendar year net sales of between $250 million and $500 million; and 7.5% on calendar year net sales exceeding $500 million. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from the first commercial sale of a product in each individual country, subject to expiry of the agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement, unless earlier terminated, terminates upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non-exclusive, royalty free license to develop, manufacture and commercialize the products subject to certain surviving obligations.

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

Revenues from our collaborative arrangements with Janssen accounted for approximately 9%, 17% and 31% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Following FDA approval of VUMERITY in 2019, Biogen is responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed us as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer. In October 2019, we entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the license and collaboration agreement with Biogen, pursuant to which Biogen has, following a completed technology transfer and an agreed manufacturing transition period, assumed all responsibility for the manufacture (itself or through a designee) of clinical and commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to us on net sales of product that is manufactured by Biogen or its designee. In May 2024, we completed the sale of our research and development business and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) where VUMERITY was manufactured. In connection with the sale of the Athlone Facility, we entered into a subcontracting arrangement with the purchaser of the Athlone Facility for the manufacture of VUMERITY through the manufacturing transition period, which concluded in August 2025.

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

Revenues from Biogen related to this license and collaboration agreement accounted for approximately 9%, 9% and 8% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

MICROPUMP Technology

Our MICROPUMP technology allows for the development of modified release solid, oral dosage drug formulations.

Manufacturing and Product Supply

We own and occupy a manufacturing facility in Wilmington, Ohio. For products that we manufacture, we either purchase active pharmaceutical ingredient (“API”) from third parties or receive it from our third-party licensees. Our manufacturing and development capabilities include formulation through process development, scale-up and full-scale commercial manufacturing and specialized capabilities for the development and manufacture of controlled substances. We also contract with third party suppliers and contract manufacturers for the purchase of certain API or other raw materials or components of our products and for the manufacture of certain drug product. The manufacture of our products for clinical trials and commercial use, whether by us or third parties, is subject to Current Good Manufacturing Practices (“cGMP”) regulations and other regulations.

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

In May 2024, we completed the sale of our Athlone Facility and related business to Novo Nordisk (“Novo”) and entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which concluded by the end of 2025. For information about risks relating to the manufacture of our marketed products and product candidates, see “Item 1A—Risk Factors” in this Annual Report and specifically those sections entitled “We rely on third parties to provide goods and services in connection with the manufacture and distribution of our products” and “We are subject to risks related to the manufacture of our products.”

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

We purchase LUMRYZ API and outsource the manufacturing of LUMRYZ drug product to several contract manufacturers in the U.S. and outside of the U.S. The manufacture and distribution of LUMRYZ is highly restricted, as its API (sodium oxybate) and finished product are Schedule I and Schedule III controlled substances in the U.S., respectively, subject to regulation by the U.S. Drug Enforcement Administration of the U.S. Department of Justice (the “DEA”) under the Controlled Substances Act (the “CSA”). Quotas from the DEA are required in order to manufacture both sodium oxybate and LUMRYZ in the U.S. and the contract manufacturer facilities are, like ours, subject to inspection and audit by the FDA and the DEA for cGMP compliance.

We were previously party, through various end dates in 2025, to subcontracting arrangements for the manufacture of several products in the Athlone Facility that are marketed by third parties, including VUMERITY. All of our subcontract manufacturing arrangements at the Athlone Facility concluded by the end of 2025.

Clinical Products

We manufacture clinical supplies of injectable extended-release products and solid dosage form products at our Wilmington, Ohio facility. We have also contracted with third-party manufacturers to formulate and manufacture certain products for clinical use. We require that our contract manufacturers adhere to cGMP in the manufacture of our products or components of our products for clinical use.

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

Permits and Regulatory Approvals

We hold various permits, registrations, approvals and/or licenses in respect of our manufacturing and related activities. The primary licenses that we hold in this regard are FDA Registrations of Drug Establishment, and licenses from the DEA. We also hold various authorizations, licenses and certificates from the Health Products Regulatory Authority in Ireland, including an Investigational Medicinal Products Manufacturers Authorization (No. IMP074/00002) and a Manufacturers Authorization (No. M13297/00001) in respect of our offices located in Dublin, Ireland. We also hold current GMP certificates associated with each of these authorizations. Due to certain U.S. state law requirements, we also hold state licenses to cover distribution activities conducted in certain states where required. Additional Manufacturer Authorizations that we previously held in respect of the Athlone Facility were transferred to Novo with the sale of the facility and related business in May 2024.

We do not generally act as the marketing authorization holder for products incorporating our technologies that have been developed on behalf of a licensee of such technologies. In such cases, our licensee usually holds the relevant marketing authorization from the FDA or other relevant regulatory authority, and we support this authorization as needed, including by furnishing a copy of the product’s Drug Master File, or chemistry, manufacturing and controls data, to the relevant regulator. We generally update this information annually with the relevant regulator. For our proprietary products, such as ARISTADA, ARISTADA INITIO, LUMRYZ, LYBALVI and VIVITROL, we hold the marketing authorization and related regulatory documentation ourselves.

Marketing, Sales and Distribution

We are responsible for the marketing of ARISTADA, ARISTADA INITIO, LYBALVI, LUMRYZ and VIVITROL in the U.S. We focus our sales and marketing efforts on physicians in private practice and in public treatment systems. We believe that we use customary pharmaceutical company practices to market our products, including through advertisements, professional symposia, selling initiatives and other methods, and to educate individual physicians, nurses, social workers, counselors and other stakeholders involved in the treatment of opioid dependence, alcohol dependence, schizophrenia, bipolar I disorder and narcolepsy. We provide, and contract with third-party vendors to provide, customer services and other related programs for our products, such as product-specific websites, insurance research services and order, delivery and fulfillment services.

Our sales force for VIVITROL in the U.S. consisted of approximately 105 individuals as of December 31, 2025. VIVITROL is primarily sold to pharmaceutical wholesalers, pharmacies, specialty distributors and treatment providers. Product sales of VIVITROL during the year ended December 31, 2025 to McKesson Corporation, Cardinal Health and Cencora, Inc. (formerly known as Amerisource Bergen, “Cencora”) represented approximately 38%, 15% and 18%, respectively, of total VIVITROL gross sales.

Our sales force for ARISTADA, ARISTADA INITIO and LYBALVI in the U.S. consisted of approximately 435 individuals as of December 31, 2025. ARISTADA, ARISTADA INITIO and LYBALVI are primarily sold to pharmaceutical wholesalers. Product sales of ARISTADA and ARISTADA INITIO during the year ended December 31, 2025 to McKesson Corporation, Cardinal Health and Cencora represented approximately 48%, 22% and 24%, respectively, of total ARISTADA and ARISTADA INITIO gross sales. Product sales of LYBALVI during the year ended December 31, 2025 to McKesson Corporation, Cardinal Health and Cencora represented approximately 32%, 29% and 35%, respectively, of total LYBALVI gross sales.

Our sales force for LUMRYZ in the U.S. became a part of the Company in February 2026 when we completed the Avadel Acquisition. As of the completion of the Avadel Acquisition, this sales force consisted of approximately 60 individuals. LUMRYZ is distributed through a closed network of three commercial specialty pharmacies: CVS, Accredo, and Optum, and one non-commercial specialty pharmacy: Assist Rx.

ICS, a division of Cencora, provides warehousing, shipping and administrative services for ARISTADA, ARISTADA INITIO, LYBALVI and VIVITROL. Eversana provides warehousing, shipping and administrative services for LUMRYZ.

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

The biopharmaceutical industry is characterized by intensive research, development and commercialization efforts and rapid and significant technological change. In many cases, there are already products on the market that may be in direct competition with our commercial products or products in development. In addition, there are many companies developing products for use in similar indications or with similar technologies to ours with whom we and our licensees compete, many of whom are larger and have significantly greater financial, operational and other resources than we do. Other smaller or earlier stage companies may also prove to be significant competitors, whether through focused or more abbreviated development programs, or collaborative arrangements with large, established companies. Some of the products being developed by our competitors are being designed to work differently than our products and may prove to be safer or more effective than our products or achieve regulatory approval and be commercialized earlier than our products, which may render our products or technology platforms obsolete or noncompetitive or make it more challenging for us to commercialize our products. With respect to our products, we believe that our ability to successfully compete will depend on, among other things, the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products; the efficacy, safety and reliability of our products compared to competing or alternative products; product acceptance by, and preferences of, physicians, other healthcare providers and patients; our ability to comply with applicable laws, regulations and regulatory requirements with respect to the manufacture and/or commercialization of our products, including any imposed REMS program or any other changes or increases to regulatory restrictions; protection of our proprietary rights relating to our products; our ability to obtain reimbursement for our products; our ability to complete clinical development and obtain regulatory approvals for our products, and the timing and scope of any such regulatory approvals; our, or our contract manufacturers’, ability to successfully manufacture and provide a reliable supply of commercial quantities of a product to the market; and our ability to recruit, retain and develop skilled employees.

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products, including but not limited to technology from Pharmathen S.A., which underpins aripiprazole formulations in development, and technology underpinning Teva’s once every two weeks injectable microsphere formulation, each for the treatment of schizophrenia. In the treatment of schizophrenia, ARISTADA, the long-acting INVEGA products and RISPERDAL CONSTA compete with each other and a number of other injectable products, including ZYPREXA RELPREVV ((olanzapine) For Extended Release Injectable Suspension), which is marketed and sold by Lilly; ABILIFY MAINTENA (aripiprazole for extended release injectable suspension), a once-monthly injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; ABILIFY ASIMTUFII (aripiprazole), a once-every-two-months injectable formulation of ABILIFY (aripiprazole) developed by Otsuka Pharm. Co.; RYKINDO (risperidone), a once-every-two-weeks injectable formulation of risperidone developed by Luye Pharma Group; UZEDY (risperidone) extended-release injectable suspension, for subcutaneous use, developed and marketed by MedinCell S.A. and Teva; and generic versions of branded injectable products, such as risperidone for extended-release injectable suspension marketed by Lupin Limited and by Amneal Pharmaceuticals, Inc, both of which reference RISPERDAL CONSTA.

In the treatment of schizophrenia, LYBALVI competes with other oral antipsychotic products, including CAPLYTA (lumateperone) marketed by Johnson & Johnson or its affiliated companies.; REXULTI (brexpiprazole), which is co-marketed by Otsuka Pharm Co. and H. Lundbeck A/S plc; VRAYLAR (cariprazine), which is marketed and sold by Abbvie Inc.; COBENFY (xanomeline and trospium chloride), which is marketed and sold by Bristol-Myers Squibb Company; UZEDY; other oral compounds currently on the market; and generic versions of branded oral products. Other pharmaceutical companies are developing products for the treatment of schizophrenia that, if approved by the FDA, would compete with LYBALVI.

In the treatment of bipolar I disorder, LYBALVI and RISPERDAL CONSTA compete with antipsychotics such as oral aripiprazole; VRAYLAR; ABILIFY MAINTENA; ABILIFY ASIMTUFII; CAPLYTA; RYKINDO; UZEDY; risperidone; quetiapine; olanzapine; and ziprasidone. Other pharmaceutical companies are developing products for the treatment of bipolar I disorder that, if approved by the FDA, would compete with LYBALVI.

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

In the treatment of narcolepsy, LUMRYZ competes with twice-nightly oxybate formulations, such as XYWAV (sodium oxybate) and XYREM (sodium oxybate), as well as a number of daytime wake promoting agents, including VYVANSE (lisdexamfetamine), dextroamphetamine, methylphenidate, amphetamine, modafinil, and armodafinil, which are widely prescribed, as well as SUNOSI (solriamfetol) from Axsome Therapeutics, Inc. and WAKIX (pitolisant) from Harmony Biosciences Holdings, Inc. LUMRYZ also competes with generic versions of XYREM. We and other pharmaceutical companies are developing products, including orexin 2 receptor agonists such as alixorexton and other formulations of sodium oxybate, that have shown or may show potential in treating narcolepsy that, if approved by the FDA, would compete with LUMRYZ.

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

ARISTADA and ARISTADA INITIO

We have several U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover ARISTADA and/or ARISTADA INITIO. Our principal U.S. patents for ARISTADA and/or ARISTADA INITIO and their expiration dates are as follows:

U.S. Patent No.	Product(s) Covered	Expiration Date
8,431,576	ARISTADA; ARISTADA INITIO	2030
8,796,276	ARISTADA; ARISTADA INITIO	2030
10,112,903	ARISTADA; ARISTADA INITIO	2030
10,023,537	ARISTADA	2030
10,351,529	ARISTADA; ARISTADA INITIO	2030
11,518,745	ARISTADA; ARISTADA INITIO	2030
12,180,164	ARISTADA; ARISTADA INITIO	2030
11,273,158	ARISTADA; ARISTADA INITIO	2039
12,251,381	ARISTADA; ARISTADA INITIO	2039
9,034,867	ARISTADA	2032
10,226,458	ARISTADA	2032
9,193,685	ARISTADA	2033
9,861,699	ARISTADA	2033
10,342,877	ARISTADA	2033
10,639,376	ARISTADA	2033
11,097,006	ARISTADA	2033
11,969,469	ARISTADA	2033
12,311,027	ARISTADA	2033
9,452,131	ARISTADA	2035
9,526,726	ARISTADA	2035
10,064,859	ARISTADA	2035
10,238,651	ARISTADA	2035
10,478,434	ARISTADA	2035
10,813,928	ARISTADA	2035
10,973,816	ARISTADA	2035
11,406,632	ARISTADA	2035
11,883,394	ARISTADA	2035
10,016,415	ARISTADA INITIO	2035
10,688,091	ARISTADA INITIO	2035
10,849,894	ARISTADA INITIO	2035
11,115,552	ARISTADA INITIO	2035

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

Pursuant to the terms of a confidential settlement and license agreement entered into in August 2023 with Teva, we granted Teva a non-exclusive, royalty-free, non-transferable, non-sublicensable limited license under the remaining patent covering VIVITROL to market and sell a generic version of VIVITROL in the U.S. beginning on January 15, 2027 (the “First Entry Date”), or earlier under certain circumstances. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal Pharmaceuticals LLC (“Amneal”), we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the remaining patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning on the earlier of the First Entry Date, sometime in 2028 or earlier under certain circumstances. In September 2025, we entered into an authorized generic product supply agreement (the “AG Agreement”) with Amneal, pursuant to which we granted Amneal certain rights to distribute and sell in the U.S. an authorized generic version of VIVITROL (the “Amneal AG Product”) for a one-year term beginning on the date of a Third Party ANDA Product Launch (as defined in the AG Agreement); provided, however, that if a Third Party ANDA Product Launch does not occur within ninety (90) days after the First Entry Date (or an earlier launch date under certain circumstances) (a “Third Party ANDA Product Launch Failure”), Amneal shall no longer have the right to distribute and sell the Amneal AG Product; provided further, that, in such event, upon written request from Amneal, we agreed to consider, for a period of thirty (30) days from the date of the Third Party ANDA Product Launch Failure, whether to allow Amneal a second opportunity to launch the Amneal AG Product. In the event that Amneal launches its own generic version of VIVITROL (other than the Amneal AG Product) pursuant to the July 2019 license grant described above, we would have a right to terminate the AG Agreement.

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

VUMERITY

We own U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover VUMERITY. U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733, each expiring in 2033, cover compositions of, or methods of treatment for, VUMERITY.

LYBALVI

We own or have a license to U.S. and worldwide patents and patent applications that cover a class of compounds that includes the opioid modulators in LYBALVI. In addition, we own U.S. and worldwide patents and patent applications that claim formulations and methods of treatment that cover LYBALVI. The principal owned or licensed U.S. patents for LYBALVI and their expiration dates are as follows:

U.S. Patent No.	Product Covered	Expiration Date
8,680,112	LYBALVI	2030
9,119,848	LYBALVI	2031
10,005,790	LYBALVI	2031
9,126,977	LYBALVI	2031
9,517,235	LYBALVI	2031
9,943,514	LYBALVI	2031
10,716,785	LYBALVI	2031
11,185,541	LYBALVI	2031
11,241,425	LYBALVI	2031
11,351,166	LYBALVI	2031
11,793,805	LYBALVI	2031
12,194,035	LYBALVI	2031
8,778,960	LYBALVI	2032
10,300,054	LYBALVI	2033
11,707,466	LYBALVI	2041
11,951,111	LYBALVI	2041
12,390,474	LYBALVI	2041

For a discussion of legal proceedings related to patents covering LYBALVI, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report.

LUMRYZ

We own numerous U.S. patents and patent applications, and a number of corresponding non-U.S. counterparts, that cover LUMRYZ with expiration dates spanning from mid-2037 to early-2042. LUMRYZ was also granted seven years of FDA ODE for its approved adult and pediatric narcolepsy patient populations through May 2030 and October 2031, respectively.

Our principal U.S. patents for LUMRYZ and their expiration dates are as follows:

U.S. Patent No.	Product Covered	Expiration Date
10,272,062	LUMRYZ	2037
10,736,866	LUMRYZ	2037
10,925,844	LUMRYZ	2040
10,952,986	LUMRYZ	2037
10,973,795	LUMRYZ	2037
11,000,498	LUMRYZ	2037
11,052,061	LUMRYZ	2037
11,065,224	LUMRYZ	2037
11,400,065	LUMRYZ	2037
11,504,347	LUMRYZ	2037
11,583,510	LUMRYZ	2042
11,602,512	LUMRYZ	2037
11,602,513	LUMRYZ	2037
11,766,418	LUMRYZ	2037
11,779,557	LUMRYZ	2042
11,826,335	LUMRYZ	2037
11,839,597	LUMRYZ	2037
11,896,572	LUMRYZ	2037
11,986,451	LUMRYZ	2037
12,097,175	LUMRYZ	2037
12,097,176	LUMRYZ	2037
12,109,186	LUMRYZ	2037
12,115,142	LUMRYZ	2037
12,115,143	LUMRYZ	2037
12,115,144	LUMRYZ	2037
12,115,145	LUMRYZ	2037
12,128,021	LUMRYZ	2037
12,138,239	LUMRYZ	2037
12,144,793	LUMRYZ	2037
12,226,377	LUMRYZ	2037
12,303,478	LUMRYZ	2037

Pursuant to the Avadel Settlement Agreement, we have a worldwide, non-exclusive, royalty-bearing license under any past, present, or future Jazz patents that could be asserted against LUMRYZ, to market and sell LUMRYZ for narcolepsy and, beginning March 1, 2028, for any non-narcolepsy indications, including idiopathic hypersomnia. In exchange, from October 1, 2025, Jazz will receive a royalty of 3.85% (subject to potential reduction as set forth in the agreement) on net sales of LUMRYZ sold for narcolepsy and, beginning no earlier than March 1, 2028, an additional royalty of 10% (subject to potential reduction as set forth in the agreement) on net sales of LUMRYZ sold for any future FDA-approved indications (other than narcolepsy), in each case through February 18, 2036. Avadel also agreed not to market, sell or provide services for LUMRYZ for any non-narcolepsy indications prior to March 1, 2028, and that any unpermitted sales during such timeframe would be subject to a royalty of 80% of such net sales for any quarter in which such net sales exceed $2.25 million. Among other things, Jazz also agreed not to challenge the approvability of LUMRYZ for any present or future indications and Avadel granted Jazz a covenant not to sue under the patents covering LUMRYZ in connection with Jazz’s marketing and sale of XYWAV and XYREM for any present and future indications.

Alixorexton

We have U.S. patent protection that extends to 2041, several U.S. patent applications, and a number of corresponding non-U.S. counterparts that cover alixorexton.

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

Our trademarks, including ARISTADA, ARISTADA INITIO, LUMRYZ, LYBALVI and VIVITROL, are important to us and are generally covered by trademark applications or registrations with the U.S. Patent and Trademark Office (the “USPTO”) and the patent or trademark offices of other countries. Our licensed products and products using our proprietary technologies also use trademarks that are owned by our licensees, such as the trademarks for INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI and RISPERDAL CONSTA, which are registered trademarks of Johnson & Johnson or its affiliated companies and VUMERITY, which is a registered trademark of Biogen (and used by us under license). Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

Controlled Substances Act: The DEA regulates pharmaceutical products that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the CSA. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. If a product is classified as a controlled substance, it must undergo the process of scheduling by the DEA into one of these five schedules, which is a process that is separate from FDA approval of the NDA for such product and may delay the commercial launch of such product even after FDA approval. The CSA also governs, among other things, the inventory, distribution, recordkeeping, handling, security and disposal of controlled substances. Schedule I and II drugs are subject to the strictest controls, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is subject to additional requirements. Further, companies with a scheduled pharmaceutical product are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations.

Any person or firm that manufactures, distributes, dispenses, imports, or exports any controlled substance, or proposes to do so, must register with the DEA for a specific business activity related to controlled substances, including manufacturing or distributing, and may engage in only the activity or activities for which it is registered. The DEA conducts periodic inspections of registered establishments for compliance with its rules and regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registration and injunctions, or civil or criminal penalties. In addition to these U.S. federal statutory obligations, there may be additional U.S. state and local laws and regulations relevant to the handling of controlled substances.

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

In addition to this centralized procedure, Europe also has: (i) a nationalized procedure, which requires a separate application to, and approval determination by, each country; (ii) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, other relevant regulatory authorities and the marketing authorization holder.

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

Orphan Drug Act

Under the Orphan Drug Act, the FDA may designate drugs or biologics for relatively small patient populations as orphan drugs. FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with the FDA. If a product is approved for its orphan designated use, it may be entitled to orphan drug exclusivity (“ODE”), which blocks the FDA from approving for seven years any other application to market a product that is the same drug for the same indication, except in certain limited circumstances. ODE does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us, are required to provide ASP information to CMS on a quarterly basis. This information is used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage. These rates are adjusted periodically. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties for each misrepresentation and for each day in which the misrepresentation was applied. In October 2025, CMS finalized the CY 2026 Medicare Physician Fee Schedule rule, which, among other provisions, increases documentation requirements for bona fide service fees, establishes a methodology for allocating discounts in bundled arrangements, and requires that sales of Part B units at the Maximum Fair Price be included in ASP calculations. These changes impose additional, complex reporting and documentation obligations, may lower ASP of our products and reimbursement under Medicare Part B and may increase our engagement with CMS in respect of price concessions.

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

U.S. federal and state governments regularly consider reforming healthcare coverage and lessening healthcare costs. Such reforms may include price controls, value-based pricing and changes to the coverage and reimbursement of our products, which may have a significant impact on our business. In August 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes several provisions that will impact our business to varying degrees, including those that imposed new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part D beginning in 2026 and Medicare Part B beginning in 2028, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Additionally, the One Big Beautiful Bill Act (the “OBBBA”), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program, which are expected to decrease the number of individuals enrolled in Medicaid and reduce the services covered by Medicaid. The OBBBA also modified the Inflation Reduction Act’s exclusion protecting orphan drugs designated for a single rare disease indication from required Medicare pricing negotiations by expanding it to apply to drugs designated for multiple rare diseases and by prohibiting Medicare price negotiations until seven years after an orphan drug is approved for a non-orphan indication.

Throughout 2025, the U.S. federal government pursued multiple initiatives aimed at tying U.S. drug prices to those paid in certain other developed countries through a “Most‑Favored‑Nation” (“MFN”) pricing framework. These actions included a 2025 Executive Order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” in which CMS was instructed to create plans to impose MFN pricing on drug manufacturers. Following the Executive Order, CMS advanced three MFN-based payment models through the Center for Medicare and Medicaid Innovation (“CMMI”): the “Global Benchmark for Efficient Drug Pricing” (“GLOBE”), which would implement a new, mandatory drug rebate program tied to MFN pricing for select drugs in Medicare Part B and is proposed to go into effect on October 1, 2026; “Guarding U.S. Medicare Against Rising Drug Costs” (“GUARD”), which would implement a similar mandatory drug rebate program for select drugs in Medicare Part D and is proposed to go into effect on January 1, 2027; and “GENErating cost Reductions fOr U.S. Medicaid” (“GENEROUS”), launched in January 2026, under which manufacturers who choose to participate in the model would pay MFN-based supplemental rebates under the Medicaid program in exchange for standardized coverage criteria in participating states. These models are likely to face legal and operational challenges, and the implementation of these models remains uncertain. In parallel to these CMS initiatives, several major pharmaceutical manufacturers have entered into voluntary agreements with the U.S. federal government to provide discounted prices aligned to MFN prices on certain of the manufacturers’ drugs to the Medicaid program and direct to patients.

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

Human Capital Resources

As a global biopharmaceutical company focused on developing innovative medicines in the field of neuroscience, we have built, and continue to devote significant resources to further develop and enhance, a comprehensive cross-functional infrastructure designed to support product development from discovery through commercialization and lifecycle management. We seek to attract, hire, develop, retain and motivate qualified and highly-skilled employees with experience in areas such as R&D, including early discovery, medicinal chemistry, translational medicine, formulation development, and clinical trials operations capabilities; IP prosecution, enforcement and defense; medical affairs; manufacturing operations; U.S. federal and state government affairs; sales and marketing; and market access, among others. Competition for such personnel in our industry and the geographic regions in which we operate is intense, with numerous companies also developing, manufacturing or marketing products, including products against which our products directly compete. We are committed to supporting our employees’ well-being in a transparent, inclusive and collaborative environment and to providing our employees with access to training, support and resources intended to help them succeed professionally while appropriately balancing their professional and personal lives.

As of February 20, 2026, we had approximately 2,050 full time employees, of which approximately 1,950 were based in the U.S. and approximately 100 were based in Ireland. Our 2025 global voluntary attrition rate of 7.0% was below industry benchmarks. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

In support of our business, we seek to cultivate a work environment that reflects collaboration, respect for each voice, and unwavering commitment, and strengthens the sense of belonging among our employees. Reflecting the needs of our employees, we have established a global steering committee, comprised of representatives from all of our locations (including field-based employees), focused on employee engagement, creating connections, fostering conversations, promoting a culture of understanding and inclusion, and helping to support alignment of our efforts across the range of perspectives within our organization. In recent years, we have collaborated with our employees to create five employee resource groups, or ERGs: Limitless, a network to support people impacted by disability or illness; MOSAIC, a multicultural network; Operation Salute, a network to support active duty military members, veterans and their families; Pride@Work, an LGBTQ+ and allies network; and Women Inspired Network (WIN), a women’s network. These ERGs,which are employee-led, voluntary and open to all employees, share a common purpose of building community, providing opportunities for professional development and networking, and having a positive impact on our culture and our business.

We encourage active employee engagement to help ensure that employees feel part of our mission and that they have a voice in the Alkermes community. We conduct periodic employee engagement surveys to understand employee sentiment regarding, and satisfaction with, their work and experience at Alkermes, and have used, and plan to continue to use, the data collected to help inform and evolve our human capital management strategy and initiatives. We survey employees at least annually, which allows our employees to share their insights on a regular basis and provides us with opportunities to regularly assess and address employee feedback. As many of our office-based employees have adapted to a hybrid work model, we have continued to utilize expanded employee communications strategies to keep our employees connected and informed.

We are committed to the professional growth and development of our employees. We conduct a comprehensive on-boarding experience that connects newly hired employees to our business, values, culture, and people. We encourage and support our employees in their adoption of Individual Development Plans designed to identify professional development and growth opportunities to help support their career aspirations. We encourage our employees to seek out professional learning opportunities both within Alkermes and externally, through part-time education and tuition reimbursement programs, and frequent offerings of voluntary Company-hosted trainings that cover topics including performance management, problem-solving, leadership development, diversity education and awareness, communication and mentorship, and as appropriate, more specialized skills-based programs. We also provide all employees access to our LinkedIn Learning platform, which provides on-demand learning opportunities.

We ask our employees to help us promote and sustain workplace environments that are safe, productive and protective of the health and well-being of our people and in compliance with applicable laws, rules and regulations. We maintain extensive corporate environmental, health, safety and security policies, adhere to all health and safety standards set by regulators in the locations in which we operate, and routinely assess workplace risks, conduct employee trainings and monitor our sites to reduce the risk of workplace accidents. In 2025, employee health, safety and wellness continued to be of particular focus and importance for the Company.

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

Sales of our proprietary products comprise a significant portion of our revenues. We developed and exclusively manufacture VIVITROL for the treatment of adults with alcohol dependence and opioid dependence, ARISTADA for the treatment of adults with schizophrenia, ARISTADA INITIO for initiation onto ARISTADA for the treatment of adults with schizophrenia, and LYBALVI for the treatment of adults with schizophrenia and for the treatment of adults with bipolar I disorder. We exclusively commercialize these products, and LUMRYZ for the treatment of cataplexy or EDS in patients seven years and older with narcolepsy, in the U.S. Our success depends in large part on our ability to continue to successfully manufacture and/or commercialize such products in the complex markets into which they are sold. Any significant negative developments relating to these products could have a material adverse effect on our revenues from these products and, in turn, on our business, financial condition, cash flows and results of operations and the market price of our ordinary shares.

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

We cannot be assured that our products will be, or will continue to be, accepted in the U.S. or markets outside the U.S. or that we will be able to maintain or increase sales of our products. Factors that may cause revenues from our products to grow at a slower than expected rate, decrease or cease all together, include, among others:

•
the perception of physicians and other members of the healthcare community as to our products’ safety and efficacy relative to that of current or future competing products and the willingness or ability of physicians and other members of the healthcare community to prescribe, dispense and/or administer, and patients to use, our products, including those that are scheduled by the DEA;

•
unfavorable publicity concerning us, our licensees, our products, similar classes of drugs or our industry generally;
•
the cost-effectiveness of our products and reimbursement policies of government and third-party payers that may impact use of our products;
•
our ability to obtain and/or maintain regulatory exclusivities, including orphan drug exclusivity for LUMRYZ;
•
with respect to LUMRYZ, our ability and the ability of our certified pharmacies, physicians and patients to meet the requirements under the REMS, and physician and patient perception and assessment of the burdens associated with obtaining LUMRYZ in compliance with the REMS;
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
•
regulatory developments and actions related to the manufacture, commercialization or continued use of our products, including FDA actions such as the issuance or modification of a REMS or issuance of an untitled or warning letter, or conduct of an audit by the FDA, the DEA, or another regulatory authority in which a manufacturing or quality deficiency is identified;
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
•
issuance and/or implementation of rules by CMS or other federal agencies that lessen the net revenue we receive on the sale of our products or that serve to alter the prices of competitors’ products with which we compete;
•
the impact of participation in the MDRP and 340B programs on the sales of our products, including the net revenue received from such sales;
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

The availability of government and private reimbursement for our products and coverage restrictions that may be imposed for our products are uncertain, as is the amount for which our products will be reimbursed. Pricing and reimbursement for our products may be adversely affected by a number of factors, including: changes in, and implementation of, federal or state government regulations, legislation or private third-party payors’ reimbursement policies; pressure by employers on private health insurance plans to reduce costs; and consolidation and increasing assertiveness of payors and pharmacy benefit managers (“PBMs”) seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value. We cannot predict the availability, amount, or consistency of reimbursement for, or the prevalence and extent of other access barriers to, our products.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of healthcare. The Inflation Reduction Act includes several provisions that will impact our business to varying degrees, including the Drug Price Negotiation Program applicable to Medicare Parts D and B and those provisions that imposed new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. The negotiated prices for the first ten Part D drugs took effect January 1, 2026. CMS has also identified an additional fifteen Part D drugs for negotiation for 2027, including VRAYLAR, an oral antipsychotic that competes with LYBALVI and ARISTADA. We cannot predict how the negotiated price for products in Medicare Part D, including VRAYLAR, may ultimately affect our products. In addition, the Drug Price Negotiation Program is subject to ongoing litigation, the outcome of which is difficult to predict.

Additionally, the OBBBA, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program and the enhanced PPACA subsidies expired as of December 31, 2025. Such reductions and loss of subsidies are expected to decrease the number of individuals enrolled in Medicaid over time and reduce the services covered by Medicaid, which could adversely affect our business, financial condition, cash flows and results of operations. We also face uncertainties related to the government’s MFN pricing initiatives, including the GLOBE, GUARD, and GENEROUS models described above, which are intended to reduce Medicare and Medicaid drug expenditures by tying U.S. prices to those paid in certain other developed countries. Given the complexity of these models and the likelihood of legal or operational challenges, the potential impact on our business is difficult to predict.

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

Furthermore, we may face uncertainties as a result of efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA, the Inflation Reduction Act and other legislation that impacts us, whether by legislative means or through litigation, and further potential reforms to government negotiation or regulation of drug pricing. The PPACA significantly expanded coverage of mental health and substance use disorders and provided federal parity protections to such coverage benefits. If efforts to reform or repeal PPACA, or to implement differently certain of its provisions, are successful, such efforts and proposed legislation or other future federal or state legislative or administrative changes relating to healthcare reform and drug pricing could adversely affect our business and financial results. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products. Any failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue, results of operations, financial condition and cash flows.

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

In the U.S., to help patients afford our approved products, we may utilize programs to assist them, including patient assistance programs and co-pay programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Our patient support programs could become the target of similar actions. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the PPACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General of the U.S. Department of Health and Human Services issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay programs. It is possible that changes in insurer policies regarding co-pay programs and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

We may fail to realize some or all of the anticipated benefits and synergies of the Avadel Acquisition or to successfully integrate Avadel’s business, which could adversely affect our business and financial condition and the price of our ordinary shares.

We completed the Avadel Acquisition successfully in February 2026. We are in the process of integrating Avadel’s business into ours, including integration of a number of complex operational and administrative systems, to form a unified combined company, including with respect to human resources, intellectual property management, research and development activities, finance, accounting and internal control processes and systems, sales operations, product distribution, commercialization efforts, government price reporting, information and information security systems, compliance programs and policies and supply chain systems and third party relationships (including vendors and third party manufacturers). While our teams are working to ensure an effective and efficient integration, our and Avadel’s businesses may not be effectively integrated and the anticipated operational, financial, strategic and other benefits and synergies of the acquisition may not be achieved. These anticipated benefits and synergies are based on a number of assumptions and uncertainties, which may prove to be incorrect or incomplete. If we are not able to successfully integrate our and Avadel’s operations, difficulties may arise relating to employee morale, such as the potential loss of key employees that may be difficult to replace, diversion of management’s attention from operation of the business, failure to harmonize both companies’ corporate cultures, any disruption to each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that may adversely affect our ability to maintain third-party relationships. In addition, we may identify, or regulatory authorities may assert, instances of non-compliance that occurred prior to the acquisition or that arise following the acquisition as a result of integration challenges, differences in compliance policies or procedures, or changes in operational requirements or controls, which may have a negative impact on our business, our interactions with regulatory authorities and our reputation. There may also be general economic, political, market and business conditions, or future exchange and interest rate changes, or changes in tax laws, regulations, rates and policies, that could have a negative impact on the combined organization. In addition, LUMRYZ, the marketed product acquired in the Avadel Acquisition, could be shown to be ineffective or unsafe, may prove difficult to have manufactured, be precluded from commercialization by the proprietary rights of third parties, or have unintended side effects, adverse reactions or incidents of misuse and we may not be able to continue to successfully commercialize LUMRYZ or support its revenue growth. Any of the foregoing or other unanticipated events may result in our not achieving the operational, financial, strategic and other benefits and synergies we anticipate realizing as a result of the acquisition within the expected timeframe or at all, or they may take longer to realize or cost more than expected, and in each case, our business, results of operations and financial condition and/or the market price for our ordinary shares could be adversely affected.

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

Biopharmaceutical companies have also been the target of government lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible promotion of pharmaceutical products, improper payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations, violations related to anti-corruption and anti-bribery laws, and violations related to environmental matters. We have been, and may continue to be, the subject of certain government inquiries or requests for documentation. For example, we have received civil investigative demands from U.S. federal and state authorities and have cooperated, or are cooperating, with the government in each instance. If, as a result of government requests, proceedings are initiated, including under the U.S. federal Anti-Kickback Statute or False Claims Act, or under state False Claims Acts or other laws, and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from U.S. federal funded healthcare programs such as Medicare and Medicaid, any of which could materially affect our reputation, business, financial condition, cash flows and results of operations. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct. Additionally, regardless of whether or not there is merit to claims underlying any investigation or legal proceedings to which we are subject, or whether or not we are found as a result of such investigations or lawsuits to have violated any applicable laws, such lawsuits and inquiries can be expensive to defend or respond to, may divert the attention of our management and other resources that would otherwise be engaged in managing our business, and may further cause significant and potentially irreparable harm to our public reputation. While we have implemented numerous risk mitigation measures, we cannot guarantee that we, our employees, our licensees, our consultants or our contractors are, or will be, in compliance with all applicable laws or regulations. If we or our agents fail to comply with any of those laws or regulations, a range of actions could result, including the suspension or termination of clinical trials, the failure to approve a product, restrictions on sales of our products or our manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

Changes affecting the healthcare industry, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to patent protection and enforcement, access to healthcare, environmental issues or product pricing and marketing, could also adversely affect our revenues, our public reputation or our potential to be profitable. For example, and as discussed above, the Inflation Reduction Act includes several provisions that will impact our business to varying degrees, including those that imposed new manufacturer financial liability on all drugs in Medicare Part D beginning in 2025, allow the U.S. government to negotiate prices for some drugs covered under Medicare Part B and Part D, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law was ambiguous. This U.S. Supreme Court decision may lead to challenges of longstanding decisions and policies of the FDA, and other federal agencies, which could lead to uncertainties in the industry and disrupt or alter such federal agencies’ operations. Any further changes in laws, regulations or decisions or in the interpretation of existing laws, regulations and decisions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We rely on our licensees in the commercialization and continued development of products from which we receive revenue and, if our licensees are not effective, or if disputes arise in respect of our contractual arrangements, our revenues could be materially adversely affected.

Our arrangements with licensees are critical to successfully commercializing and/or bringing to market products using our proprietary technologies and from which we receive manufacturing and/or royalty revenue. We rely on these licensees in various respects, including commercializing such products, conducting development activities with respect to new formulations or new indications for such products, and/or managing the regulatory approval process for such products.

We earn significant royalty revenue from sales by our licensees of our licensed products and third-party products incorporating our proprietary technologies. We also earn manufacturing revenues for the manufacture of RISPERDAL CONSTA on behalf of Janssen. The revenues we receive from such products depend primarily upon the success of our licensees in commercializing such products. For example, we receive substantial revenue from Janssen’s sales of XEPLION, INVEGA TRINZA/TREVICTA, INVEGA HAFYERA/BYANNLI, and from Biogen’s sales of VUMERITY. We have no involvement in the commercialization efforts for these and other products sold by third parties from which we receive revenue and cannot control the extent or effectiveness of such commercialization efforts. In addition, generic versions of certain of these products have been launched, and others could be launched in the future, and there has been, and may in the future be, adverse impacts on the commercialization of these products and therefore on the revenue that we receive from sales of these products.

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
•
an inability to manufacture or obtain sufficient quantities of materials used for clinical trials; and
•
unforeseen governmental or regulatory issues or concerns, including those of the FDA, the DEA and other regulatory agencies, that may impact the strategies for, and design, timelines or feasibility of, our clinical development programs.

In addition, we are currently conducting and enrolling patients in clinical studies in a number of countries where our experience is more limited and in disease areas which are newer to us. In these instances, we must depend on third parties, including independent clinical investigators, CROs and other third-party service providers, to successfully conduct our clinical trials and to audit, verify and accurately report results from such trials. Though we do not have much control over many aspects of such third-party activities, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete planned activities on schedule or conduct our trials in accordance with regulatory requirements or our stated protocols.

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

We must obtain government approvals before marketing or selling our products. The FDA and DEA (to the extent a product is a controlled substance) in the U.S., and comparable regulatory agencies in other jurisdictions, impose substantial and rigorous requirements for the development, manufacture and commercialization of medicines, the satisfaction of which can take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

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
•
regulatory agencies might not approve our or our licensees’ manufacturing processes or facilities, or those of the CROs and third-party contract manufacturers who conduct research or manufacturing work on our or our licensees’ behalf;
•
failure by our clinical investigational sites and the records kept at such sites, including any clinical trial data, to be in compliance with the FDA’s GCP, or EU legislation governing GCP, or to pass FDA, EMA or EU member state inspections of clinical trials;
•
regulatory agencies may change their requirements for approval or post-approval marketing, including potential imposition or modification of a REMS; and
•
adverse medical events during our clinical trials or during clinical trials of other product candidates in the same class could lead to requirements that trials be repeated or extended, or that a development program be terminated or placed on clinical hold, even if other studies or trials relating to the program are successful.

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products, including those relating to a prolonged U.S. government shutdown, such as the one that occurred in the fall of 2025, significant changes in FDA leadership or personnel, or other global, political or economic conditions or circumstances, could cause delays to the regulatory approval process for our products.

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

Even if regulatory approval to market a product is granted by the FDA or other regulatory agencies, the approved label for the product may not be consistent with our initial expectations or commercial plans. For example, the FDA or other regulatory agencies may impose limitations on the clinical data that may be included in the label for the product or the indicated uses for which, or the manner in which, the product may be marketed, or may impose additional post-approval requirements, such as a REMS, with which we would need to comply in order to maintain the approval of such product. Our business could be seriously harmed if we do not complete these post-approval requirements or if the FDA or other regulatory agencies require us to change the label for any product, or if such post-approval requirements significantly restrict the marketing, sale or use of any product. For example, we are required to maintain a REMS for LUMRYZ because its API consists of sodium oxybate, a central nervous system depressant known to be associated with serious potential side effects. The REMS imposes, among other requirements, controls and restrictions on the distribution of the product in the U.S. Any failure to demonstrate our substantial compliance with such REMS obligations, including as a result of business or other interruptions, or a determination by the FDA that the REMS is not meeting its goals, could result in enforcement action by the FDA , including potential withdrawal of the product from the market or required changes to our REMS obligations, any of which could negatively affect sales of LUMRYZ, result in additional costs and expenses for us or require us to invest a significant amount of resources, any of which could significantly affect our business, financial condition, cash flows and results of operations.

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

Disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products, including due to changes in government or significant changes in leadership or personnel, could increase the time required for new drugs to be reviewed and approved, or otherwise cause delays to the regulatory approval or post-approval processes for our products, which could adversely affect our business. The ability of the FDA or other regulatory agencies to review and approve new products or manage post-approval requirements for marketed products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, political and policy changes. Average review times for product submissions have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

For example, over the last several years, the U.S. government has shut down several times, including in the fall of 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if other global, political or economic conditions impact the regulatory agencies with which we interact, it could significantly impact the ability of the FDA and the SEC or other agencies to timely review and process our submissions, which could have a material adverse effect on our business.

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

In addition to our internal development programs, our strategy for pipeline and commercial portfolio expansion includes identifying and evaluating potential transactional opportunities, including mergers and acquisitions, licenses and collaborations, and development and supply, commercialization or co-promotion arrangements, among others, to acquire or license additional products, product candidates, or technologies that could be additive to our business and to our strategy to create value for our shareholders. For example, we recently completed the Avadel Acquisition, which added LUMRYZ to our commercial portfolio and added valiloxybate to our portfolio of development candidates. However, we may not be able to successfully complete any additional transactions in the future, as such transactions are often highly competitive, and many other companies may pursue the same or similar assets to those that we may consider attractive. In particular, larger companies with greater financial resources or development or commercialization capabilities may have a competitive advantage over us. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to enter into transactions on acceptable terms that would allow us to realize an appropriate return on our investment. Even if we succeed in our efforts to obtain rights to suitable products, product candidates, or technologies, the competitive business environment may result in high transaction costs, and our investment in these potential assets remain, or would remain, subject to the inherent risks associated with the development and commercialization of new medicines and may not yield the growth or success that we anticipate, which could have a material adverse effect on our business and financial results and the market price of our ordinary shares.

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

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of ARISTADA, ARISTADA INITIO, LYBALVI, RISPERDAL CONSTA and VIVITROL. Due to regulatory and technical requirements, we have limited ability to shift production within our facility or to outsource any portions of our manufacturing to third parties in the event of an interruption in manufacturing or demand for manufacturing that exceeds our capacity. Any need to transition our manufacturing processes, or portions thereof, to a third party, whether due to an interruption in our manufacturing or due to demand for a product that exceeds our manufacturing capacity or otherwise, could take a significant amount of time and resources, may not be successful, and could cause significant interruption or delay in our ability to supply products.

Manufacturing facilities also require specialized personnel and are expensive to operate and maintain. Any interruption in manufacturing, delay in a regulatory approval or commercial launch, or recall or suspension of sales of products manufactured in our facilities, may cause operating losses as we continue to operate our facilities and retain the required specialized personnel. In addition, any significant personnel shortages at our manufacturing facility, whether temporary or prolonged, including shortages related to the labor market, may cause significant interruptions to our supply of products.

We are also dependent in certain cases on third parties who manufacture or distribute certain products that we commercialize or from which we receive revenue. Supply or manufacturing issues related to products using our proprietary technologies or licensed products could materially adversely affect sales of such products, and in turn our revenue from such products. For example, LUMRYZ is manufactured by a number of third-party contract manufacturers on which we rely and, due to regulatory and technical requirements, we have limited ability to shift production to alternative contract manufacturers in the event of an interruption in manufacturing or demand for manufacturing that exceeds such contract manufacturers’ capacity. Any need to transition manufacturing could take a significant amount of time and resources, may not be successful, and could cause significant interruption or delay in our ability to supply LUMRYZ. In addition, VUMERITY, a licensed product for which we receive royalties, was previously manufactured by us and is now manufactured exclusively by Biogen and its designees, and we no longer have any control over its manufacturing. Supply or manufacturing issues related to our proprietary products, products using our proprietary technologies, or our licensed products could materially and adversely affect sales of such products, and in turn our revenue from such products.

We rely on third parties to provide goods and services in connection with the manufacture and distribution of our products.

We rely on third parties for the timely supply of goods and services that play a role in the manufacture and distribution of our products, including, among others, specified raw materials, equipment, contract manufacturing, formulation and packaging services, operation of the LUMRYZ REMS, storage and product distribution services, customer service activities and product returns processing, and some of these goods and services for our products are currently only available from a single source or a limited number of qualified sources. These third parties must comply with U.S. federal, state and local regulations applicable to their business, including FDA and, as applicable, DEA regulations. Although we actively manage these third-party relationships to support continuity, quality and compliance with applicable regulations, events beyond our control, including natural disasters and other severe weather events, including those that may occur as a result of climate change, or global disruptions such as the COVID-19 pandemic and ongoing conflicts in various regions in the world, could negatively impact the continuity of supply of such materials and/or services, their quality and their compliance with applicable standards. Any such failure could materially adversely affect our business, financial condition, cash flows and results of operations.

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

In addition, we rely heavily on the three largest pharmaceutical wholesalers in the U.S. market—Cardinal Health Inc., Cencora, and McKesson Corp—in the distribution of ARISTADA and ARISTADA INITIO, LYBALVI and VIVITROL. If we are unable to maintain our business relationships with these wholesalers on commercially acceptable terms, if these wholesalers experience prolonged business disruptions, if the buying patterns of these wholesalers fluctuate due to seasonality or any other reason or if wholesaler buying decisions or other factors outside of our control change, our business, financial condition, cash flows and results of operations could be materially adversely affected.

If we or our third-party providers fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and experience a reduction in sales and/or revenues.

We and the third-party providers involved in our manufacturing activities are generally required to comply with cGMP regulations and other applicable non-U.S. standards in the manufacture of our products or components of our products. Additionally, in the U.S., the DEA and state-level agencies heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of substances, including controlled substances. Our products that are scheduled by the DEA as controlled substances make us subject to the DEA’s regulations. We and our third-party providers are subject to unannounced inspections by the FDA, the DEA and other governmental agencies to confirm compliance with all applicable laws. Any changes to our suppliers or modifications of methods of manufacturing require submission of amendments to our marketing applications to the FDA or other applicable regulatory agencies, and ultimate acceptance by such agencies of such amendments, prior to release of product to the applicable marketplace. Our inability, or the inability of our third-party providers, to demonstrate ongoing compliance with cGMP or other regulatory requirements could require us to withdraw or recall products and interrupt clinical and commercial supply of our products. Any delay, interruption or other issues that may arise in the manufacture, formulation, packaging or storage of our products as a result of a failure of our facilities or operations or the facilities or operations of third-party providers to pass any regulatory agency inspection could significantly impair our ability to develop, obtain and maintain regulatory approval of, and commercialize or supply, products. This interruption could increase our costs, cause us to lose revenue or market share and damage our reputation with our collaboration partners or in the market generally.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S., and served to increase the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, for each facility where marketed products for certain serious diseases or conditions are manufactured, or where components of such products are manufactured, we are required to have a risk management plan in place that identifies and evaluates risks to the supply of such products or product components, which plans may be subject to review during any FDA inspection. Each of our facilities operates in accordance with a comprehensive quality management system, which includes risk assessment, preventive actions and regular review of inventory levels for each of the marketed products that we manufacture; however, the FDA may not consider our risk management program to be sufficient upon inspection and we may still experience shortages in the supply of marketed products that we manufacture or that are manufactured on our behalf by third parties, which could materially adversely affect the patients who rely on such marketed products and our business, financial condition, cash flows and results of operations. The FDA and various regulatory agencies outside the U.S. have inspected and approved our commercial manufacturing facility. However, the FDA and any other regulatory agencies may not approve any other facility that we or our third-party providers may operate and, once approved, any of these facilities may not remain in compliance with cGMP and other regulations. Any third party we use to manufacture bulk drug product for use in the U.S. must be licensed by the FDA. Failure by us or our third-party providers to gain or maintain regulatory compliance with and approvals from the FDA or other regulatory agencies could materially adversely affect our business, financial condition, cash flows and results of operations.

LUMRYZ is a controlled substance subject to U.S. federal and state-controlled substance laws and regulations, and any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially adversely affect our business, financial condition, cash flows and results of operations.

Controlled substances as defined in the CSA are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export, prescription, distribution and other requirements administered by the DEA. Individual states have also established controlled substance laws and regulations. FDA-approved products such as LUMRYZ, which contain sodium oxybate (a Schedule I controlled substance) as their API, are deemed to be Schedule III controlled substances under the CSA. Although state-controlled substances laws often mirror federal law, various states may also separately schedule LUMRYZ. We or the third-parties with which we work to develop, manufacture and/or commercialize controlled substances such as LUMRYZ may be required to obtain separate state registrations, permits or licenses in order to be able to manufacture, research, distribute, import, export, administer or prescribe such controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

U.S. facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing of controlled substances such as LUMRYZ must be registered and/or licensed to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining necessary registrations and quotas and complying with the regulatory obligations may result in delays in the development, manufacture and commercialization of LUMRYZ and future product candidates or products that may contain controlled substances. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of contractors, distributors or pharmacies with which we work can result in regulatory action that could materially adversely effect our business, financial condition, cash flows and results of operations. In addition, if we change any third-party upon whom we rely to conduct our research, manufacturing, distributing, importing, exporting, or dispensing activities, doing so will result in additional costs and expenses and may take a significant amount of time, and we may be unsuccessful in identifying a new, satisfactory third-party, any of which could materially and adversely affect our business, financial condition, and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations or licenses, or initiate proceedings to restrict, suspend or revoke those registrations or licenses. In certain circumstances, violations could lead to criminal penalties.

We and the third parties that manufacture LUMRYZ in the U.S. are subject to the DEA’s annual manufacturing and procurement quota requirements. The annual quota allocated to us or our U.S. manufacturing partners for sodium oxybate may not be sufficient to meet commercial demand of LUMRYZ. Consequently, any delay or refusal by the DEA in establishing our, or U.S. manufacturing partners’, procurement and/or production quotas for controlled substances could delay or stop our commercial activities and future development/clinical activities, which could materially adversely effect our business, financial condition, cash flows and results of operations.

Our success largely depends upon our ability to attract, recognize and retain key personnel.

Our ability to compete and succeed in the highly competitive biopharmaceutical industry and in the disease states in which we market and sell products depends largely upon our ability to attract, recognize and retain highly skilled technical, scientific, manufacturing, management, regulatory, legal, compliance and selling and marketing personnel. Each of our executive officers and all of our employees are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. We face intense competition for employees due to, among many factors, the geographic locations in which we operate and the competitive benefits and compensation practices in our industry, and in recent years, new competition as employees are increasingly able to work remotely. The loss of key personnel due to any of these or other factors or our inability to hire and retain personnel who have technical, scientific, manufacturing, management, regulatory, legal, compliance or commercial backgrounds could materially adversely impact our business, including the achievement of our manufacturing, research and development, commercial, financial and other operational and strategic business objectives.

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

Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers.

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

Patents, if issued, may be challenged, invalidated or circumvented. As our products achieve greater commercial sales, potential competitors are more likely to seek to challenge our patents. In the biopharmaceutical industry, there has been, and we expect that there may continue to be, significant litigation, inter partes reviews (“IPRs”), post-grant reviews (“PGRs”) and administrative proceedings regarding patents and other IP rights. A third party may file an IPR, PGR, interference and/or infringement action against us, including in response to patent certifications required under the Hatch-Waxman Act, claiming that certain claims of one or more of our issued patents are invalid or that the manufacture, use, offer for sale, sale or import of our products infringed one or more of such party’s patents. For example, in December 2024, Argentum Pharmaceuticals LLC filed a request with the USPTO for ex parte reexamination (“EPR”) of the validity of certain claims of our U.S. Patent No. 7,919,499 that covers VIVITROL, and in January 2025, Apotex Inc. filed with the USPTO a petition for IPR of certain claims of the same patent. In July 2025, the USPTO discretionarily denied institution of the IPR and in October 2025, confirmed the validity of the claims challenged under the EPR and found that several additional claims we filed were patentable. While both of these challenges were ultimately resolved in our favor, they required expenditure of time, effort and resources and there can be no assurance that we would achieve similar outcomes if our patents continue to be challenged in the future.

In addition, we may need to enforce our IP rights against third parties who infringe on our patents and other IP or challenge our patents, patent applications or trademark applications. In the U.S., generic manufacturers of innovator drug products may file ANDAs and, in connection with such filings, certify that their products do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant, commonly known in the U.S. as “Paragraph IV” litigation, which can be expensive, protracted and distracting to management, with no certainty of success. For example, Teva entities filed an ANDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of VIVITROL and alleged that one of our Orange-Book patents related to VIVITROL was invalid, unenforceable and/or would not be infringed by Teva’s proposed product. In response, we initiated a Paragraph IV lawsuit against Teva in September 2020 to dispute such claims.

We may have to expend considerable time, effort and resources to defend such actions, and litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. In order to avoid or resolve timely and costly IP litigation or IPR, PGR or other administrative proceedings, we may enter into settlement agreements in which we grant an adverse party certain rights with respect to our IP. For example, in August 2023, following a trial in the Teva patent infringement lawsuit discussed above, we entered into a confidential settlement and license agreement (the “Settlement Agreement”) with Teva to resolve the proceedings between the parties. Pursuant to the terms of the Settlement Agreement, we granted Teva a non-exclusive, royalty-free, non-transferable, non-sublicensable limited license to market and sell a generic version of VIVITROL in the U.S. beginning on January 15, 2027, or earlier under certain circumstances. And in July 2019, in order to resolve an IPR instituted by Amneal with the PTAB, we entered into a settlement and license agreement with Amneal, pursuant to which we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the latest to expire patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning sometime in 2028 or earlier under certain circumstances, and later entered into the AG Agreement with Amneal, pursuant to which we granted Amneal certain rights to distribute and sell in the U.S. an authorized generic version of VIVITROL for a one-year term beginning on the date of a Third Party ANDA Product Launch (as defined in the AG Agreement), subject to certain conditions set forth in the AG Agreement.

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

We are, and may in the future become, involved in various legal proceedings, including those asserting violations of securities and/or fraud and abuse laws and those asserting claims related to product liability, class actions or antitrust claims, IP and/or contractual arrangements. Such proceedings may include claims for, or the possibility of, damages or fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties. Such legal proceedings and the preparation therefor may result in substantial costs to us and diversion of management’s attention and resources, which in turn could harm our business. Moreover, if any of such legal proceedings were to result in an adverse outcome, such outcome could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

At December 31, 2025, our accumulated deficit was $0.7 billion, which was primarily the result of net losses incurred from continuing operations from 1987, the year Alkermes, Inc. was founded, through December 31, 2022, partially offset by net income from continuing operations over certain fiscal periods, including net income earned during the years ended December 31, 2025, 2024 and 2023.

Our ability to maintain profitability on a sustained basis will depend on our ability to continue to grow and diversify our revenue and to effectively and efficiently manage our costs. Factors that may impact our future revenue, and in turn our future profitability, include, among others, our, our third-party contract manufacturers or our licensees’ (as applicable) ability to:

•
successfully commercialize VIVITROL, the ARISTADA product family, LYBALVI, LUMRYZ, VUMERITY, XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI and any other marketed products from which we earn revenue in the countries in which such products are approved;
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
•
maintain regulatory exclusivities or the benefits of such exclusivities;
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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was signed into law. This legislation significantly changed U.S. tax law by, among other things, changing the rules which determine whether a foreign corporation is treated for U.S. tax purposes as a controlled foreign corporation (“CFC”) for taxable years ended December 31, 2017 and onwards. The impact of this change on certain holders of our ordinary shares is uncertain and could be adverse, including potential income inclusions and reporting requirements for U.S. persons (as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”)) who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our shares. The determination of CFC status is complex and includes attribution rules, the application of which are not entirely certain. These changes to the attribution rules relating to the determination of CFC status make it possible that one or more of our non-U.S. subsidiaries will be classified as a CFC. The OBBBA reinstated the prohibition on downward attribution of stock from a foreign person to a U.S. person and therefore we do not expect any of our non-U.S. subsidiaries to be classified as CFCs in 2026. Existing and prospective investors should consult their tax advisers regarding the potential application of these rules to their investments in our securities.

See “Certain Irish and United States Federal Income Tax Considerations – United States Federal Income Tax Considerations” in our Form S-1/A, filed with the SEC on February 29, 2012, for additional discussion with respect to other potential U.S. federal income tax consequences of investments in us.

If goodwill becomes impaired, we may have to take significant charges against earnings.

At December 31, 2025, we had $83.0 million of goodwill. Under accounting principles generally accepted in the U.S. (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Any reduction or impairment of the value of goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

In December 2022, the EU implemented a new corporate minimum tax rate of 15% on companies with combined annual revenue of at least €750.0 million, which was transposed into Irish law effective as of January 1, 2024. We do not expect such rules to have a material effect on our business in 2026; however, such minimum tax rate rules or other similar rules could have a material adverse effect on our business, financial condition, cash flows and results of operations in future years.

Our deferred tax assets may not be realized.

As of December 31, 2025, we had $121.4 million of net deferred tax assets in the U.S. It is possible that some or all of the deferred tax assets will not be realized, especially if we incur losses in the U.S. in the future. Losses may arise from operating events (including clinical program progression), or the occurrence of significant excess tax benefits arising from the exercise of stock options and/or the vesting of restricted stock unit awards. Unless we are able to generate sufficient taxable income in the future, a substantial valuation allowance to reduce the carrying value of our U.S. deferred tax assets may be required, which would materially increase our expenses in the period the valuation allowance is recognized and materially adversely affect our financial condition and results of operations.

Furthermore, we have included within our U.S. net deferred tax assets of $121.4 million an amount of $29.3 million relating to employee share-based compensation expense. It is possible that a significant portion of this deferred tax asset will not be realized, especially if the price of our ordinary shares remains at its current level (see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of the price of our ordinary shares). Unless the price of our ordinary shares increases, we will incur a deferred tax expense as our U.S.-based employees exercise or forfeit their stock options and their restricted stock unit awards vest. This could significantly increase our tax expense and may adversely affect our financial condition and results of operations.

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

In connection with the separation of our oncology business into Mural Oncology plc (“Mural”) completed in November 2023, we sought and received a private letter ruling from the IRS (the “IRS Ruling”) and an opinion from our U.S. tax advisor (the “U.S. Tax Opinion”) regarding U.S. federal income tax consequences of the separation, including that, among other things, the separation would be expected to generally qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The IRS Ruling and/or the U.S. Tax Opinion were based on and relied on, among other things, certain facts, assumptions, representations, and undertakings from us and Mural, including those relating to past and future conduct of the companies’ respective business operations and other matters. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Mural breach any of our respective covenants in the separation documents, the IRS Ruling and/or the U.S. Tax Opinion may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the U.S. Tax Opinion or IRS Ruling, the IRS could determine that a distribution or any related transaction is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the U.S. Tax Opinion. The U.S. Tax Opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the U.S. Tax Opinion and such challenge could prevail. If the separation transaction is ultimately determined to be taxable, we and/or our shareholders that are subject to U.S. federal income tax could incur significant tax liabilities.

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

In April 2025, Mural announced its intent to discontinue all clinical development of nemvaleukin alfa following a review of clinical trial data, reduce its workforce by approximately 90% and commence the exploration of strategic alternatives focused on maximizing shareholder value. In August 2025, Mural and XOMA Royalty Corporation announced a definitive agreement for XOMA Royalty’s wholly owned subsidiary to acquire all issued and to be issued share capital of Mural, which was completed in December 2025. We do not believe that these events will adversely affect the tax treatment of the separation; however, the IRS or the courts may challenge this position and should any such challenge prevail, we and/or our shareholders that are subject to U.S. federal income tax could incur significant tax liabilities.

Our debt obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In connection with the Avadel Acquisition, we entered into the Credit Agreement (as defined below) pursuant to which we incurred indebtedness of approximately $1.525 billion. The degree of our indebtedness could have important consequences, including:

•
increasing our vulnerability to adverse economic, industry or competitive developments;
•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and other business opportunities;
•
limiting our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;
•
exposing us to variability in interest rates;
•
limiting our ability to return capital to our shareholders, including through share repurchases; and
•
placing us at a competitive disadvantage compared to our less leveraged competitors.

In addition, the Credit Agreement requires the maintenance of certain leverage and coverage ratios, in each case with the levels set forth in the Credit Agreement, as of the last day of any fiscal quarter. In addition, the Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, consolidations, sales of assets, investments, transactions with affiliates, restricted payments and sales and leasebacks. The Credit Agreement is guaranteed by certain of the

Company’s subsidiaries and secured by a lien on substantially all of the assets of Alkermes plc, Alkermes, Inc. and the subsidiary guarantors. Any failure to comply with these restrictions or to make payments could lead to an event of default that could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to ensure our ability to make our debt payments or to remedy any such default. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for additional information relating to our indebtedness.

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

In order to finance such transactions, we may require additional funds, and we may seek such funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, monetization of royalty streams or other financing methods or structures. For example, as described above, we entered into the Credit Agreement in connection with the Avadel Acquisition. The source, timing and availability of any future additional financing will depend on global economic conditions, credit and financial market conditions, interest rates and other factors. If we issue additional equity securities or securities convertible into equity securities, our shareholders would suffer dilution of their investment, and it may adversely affect the market price of our ordinary shares. In addition, under Irish law, the directors of an Irish public limited company must have specific authority, as approved by the company’s shareholders, to allot and issue any ordinary shares (other than pursuant to employee equity plans) and, if such directors desire to allot and issue ordinary shares for cash, such shares must first be offered on the same or more favorable terms to the Company’s existing shareholders on a pro-rata basis, unless this statutory pre-emption right is disapplied by approval of the company’s shareholders. In May 2025, our shareholders renewed our board of directors’ general authority to allot and issue ordinary shares in an amount equal to approximately 20% of our issued ordinary share capital (as of April 1, 2025), and to issue ordinary shares for cash on a non-pre-emptive basis in an amount equal to approximately 20% of our issued share capital (as of April 1, 2025); however, these share issuance authorities were granted for eighteen months only, at which point they will lapse unless renewed by our shareholders. If we are unable to obtain renewal of share issuance authorities from our shareholders, or are otherwise limited by the terms of new share issuance authorities approved by our shareholders, our ability to use our authorized but unissued share capital to effect or to fund acquisition or other transaction opportunities, or to otherwise raise capital, could be adversely affected.

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

The market price of our ordinary shares has fluctuated significantly from time to time. During the year ended December 31, 2025, the closing price of our ordinary shares on the Nasdaq Global Select Market ranged from $26.13 to $36.00 per share. The market price of our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and industry factors, our results of operations, our ability to maintain and increase sales of our products, the success of our key development programs and expansion of our development pipeline and commercial portfolio, our ability to achieve and sustain profitability, the outcomes of business development transactions in which we may participate, our capital allocation decisions, and other factors, including the risk factors described in this Annual Report. We have also experienced significant volatility in the market price of our ordinary shares based on our business performance, including in relation to our commercial sales and the financial guidance that we issue for such sales, results from our clinical development programs, and events relating to regulatory actions and interactions related to our product candidates and commercial products.

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

As our dependency on, and the complexity of, our IT systems increases, the confidentiality, integrity and availability of our IT systems and the data that they store is critical to managing our business. While we take prudent measures to secure our IT systems, the risk still exists that such systems may become compromised by successful breaches, malfeasance, human error or technological fault. Moreover, the prevalent use of mobile devices to access confidential information, remote working practices, and the increased use of artificial intelligence present new and increased risk of security breaches. Cyber-attacks have increased in frequency, persistence, sophistication and intensity, often conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, hacktivists and organized crime). In addition to the extraction of important information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information. Certain types of attacks or breaches on our IT systems or infrastructure, or those of our licensees and third-party providers, may go undetected for a prolonged period. Although to our knowledge we have not experienced any material incident or interruption to date, any breakdown, invasion, corruption, destruction or breach of our, our partners’ or our third-party providers’ technology systems could compromise such IT systems, and the information stored there could be accessed, modified, publicly disclosed, lost or stolen. This could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, demands for ransom or other forms of blackmail, disruptions to our development programs or commercial operations, damage to our reputation and adverse effects on our business. We retain cybersecurity insurance to cover costs and expenses related to a breach or similar event; however, there is no guarantee that such costs and expenses would not exceed the insurance that we retain. See “Item 1C—Cybersecurity” in this Annual Report for additional information relating to our cybersecurity risk management strategy, governance and oversight.

We may be subject to numerous and varying privacy and security laws, and any failure to comply could result in penalties and reputational damage.

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

As a global biopharmaceutical company, changes in and uncertainties from global trade or other policies, including tariffs or other restrictions imposed by the U.S. government or governments of other nations, may have an adverse effect on us. For example, since April 2025, the U.S. government and certain other countries have imposed tariffs or negotiated trade agreements for tariffs on certain imports. Although some of these tariffs are temporarily paused, their impact has already been seen, and we expect will continue to be seen, in global markets. The majority of our proprietary products are manufactured at our manufacturing facility in the U.S. and are sold exclusively in the U.S.; however, certain materials in our supply chain are sourced internationally, certain elements of manufacturing for LUMRYZ are manufactured outside of the U.S., and certain third-party products from which we derive revenue are manufactured outside the U.S. Our related costs, revenues and/or profits may be impacted to varying degrees by recent or future changes in global trade or other policies. In addition, the recent changes, tensions and uncertainties related to global trade policies have caused, and may continue to cause, significant volatility in global markets, including the market for our ordinary shares. The price of our ordinary shares has fluctuated significantly, and may continue to fluctuate, as a result of these and similar developments. The U.S. government has also indicated that it may impose a supplemental tariff on all pharmaceutical imports or take additional actions in respect of pharmaceutical companies incorporated outside of the U.S., which has caused, and may continue to cause, uncertainty as to the extent of the impacts of changes in global trade on the pharmaceutical industry as a whole and on our business. Additional changes to the policies of the U.S. or other nations that affect the geopolitical landscape or global trade, economic or market conditions, and other direct or indirect impacts of such policies, are uncertain and unpredictable, and could, in the future, have a material adverse effect on our business, results of operations, or financial condition and the market price of our ordinary shares.

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

Social media is increasingly being used as a means of corporate communications and for purposes of social networking and commentary. We use social media tools to communicate certain information about our business, our employees, our company values and initiatives, to support disease state education in our areas of focus, and to provide information about our products or development programs. Additionally, the use of artificial intelligence (“AI”) tools is increasing in the biopharmaceutical industry and, as with many developing technologies, presents risks and challenges that could affect its further development, adoption and use. Despite our efforts to monitor evolving guidance regarding use of social media and AI and to comply with applicable rules, regulations and regulatory guidance, such practices are evolving and can be unclear. There is a risk that we or our employees may use social media and AI to communicate about our products or business or for other business purposes that may cause us to be found in violation of applicable requirements and could result in regulatory actions or legal claims against us, including claims related to off-label marketing or other prohibited activities. In addition, our employees may knowingly or inadvertently engage on social media and with AI in ways that may not comply with our social media or AI policies or guidelines with respect to AI or other legal, contractual or regulatory requirements. Any misuse of social media or AI may give rise to liability, lead to the loss of trade secrets and other IP, result in public disclosure of personal information of our employees, clinical trial participants, customers, patients using our products, or others, result in reputational harm or lead to other consequences. Negative or inaccurate posts or comments about us or our products on any social media or other public platforms could also damage our reputation, brand image and goodwill. Any of these events, if they were to occur, could cause us to incur liability, face overly restrictive regulatory actions or suffer reputational or other harm to our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In the ordinary course of our business, we collect and store sensitive data, including IP, proprietary business information of ours and that of our suppliers and licensees, and personally identifiable information of persons who use our medicines, clinical trial participants and employees. Our licensees and third-party providers also possess certain of our sensitive data. The secure maintenance of such information and the secure performance of our IT systems are critical to our operations and business strategy. As our dependency on, and the complexity of, our IT systems increases, the confidentiality, integrity and availability of our IT systems and the data that they store is critical to managing our business.

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

Our information security team is responsible for developing, implementing and overseeing our Company-wide information security strategy and related policies and practices. This team works cross-functionally throughout our organization to assess and prepare the Company for identification and mitigation of, and if necessary respond to, information security risks. The information security team is led by our Chief Information Officer, who has over 35 years of experience in various information technology roles, including 19 years at the Company serving in roles with increasing levels of responsibility. Our Vice President of Information Security and Technology, a Certified Information Systems Security Professional, with over 20 years of global experience in various information security roles, including 15 years of experience at the Company, is responsible for day-to-day management of information security team initiatives. The other members of the information security team have extensive IT, IT security and cloud industry experience, as well as certifications pertaining to information security and privacy (such as Certified Information Security Manager, Certified Information Privacy Technologist, GIAC Security Essentials and GIAC Information Security Professional certifications).

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

Information Systems Acquired in the Avadel Acquisition

In February 2026, we completed the Avadel Acquisition. The information technology and operational systems utilized by Avadel prior to the acquisition currently remain separate from those of Alkermes. In advance of integration with our own systems, we are conducting a comprehensive assessment of the design and effectiveness of Avadel’s systems, processes, and related risks, including cybersecurity, data protection, and operational resilience considerations. Upon completion of this assessment, we expect to begin a phased operational and systems integration to align the acquired operations with our enterprise standards and infrastructure. We plan to address any security events that may arise involving Avadel’s systems in a manner that is consistent with our enterprise incident response expectations.

Item 2. Properties

We lease an approximately 14,600 square foot corporate office space in Dublin, Ireland, which is our corporate headquarters. This lease expires in January 2027 and does not include an additional tenant option to further extend the term.

In December 2025, we entered into a lease agreement for an approximately 6,675 square foot corporate office space in Athlone, Ireland. The initial term of the lease commenced on January 1, 2026, expires on December 31, 2030 and includes an option to extend for an additional five-year period.

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

We lease an approximately 17,065 square foot corporate office and administrative space in Chesterfield, Missouri. This lease expires in 2029 and includes a tenant option to extend the term for an additional three-year period.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and shareholder information

Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “ALKS.” There were 79 shareholders of record of our ordinary shares on February 20, 2026.

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

Repurchase of equity securities

In February 2024, our board of directors authorized a share repurchase program to repurchase ordinary shares of the Company in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time on the open market (the “Repurchase Program”). The timing and amount of any share repurchases under the Repurchase Program will be based on a variety of factors, including but not limited to ongoing assessments of our capital needs, alternative investment opportunities, the market price of our ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2025, we did not repurchase any ordinary shares under the Repurchase Program. During the year ended December 31, 2024, we repurchased approximately 7.9 million of our ordinary shares under the Repurchase Program at an average price of $25.33, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchase, of $200.0 million. All ordinary shares repurchased were returned to treasury. As of December 31, 2025, the remaining amount authorized under the Repurchase Program was $200.0 million, exclusive of any fees, commissions or other related expenses.

The following table sets forth our share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
October 1, 2025 – October 31, 2025	3,902	31.11	—	$200.0
November 1, 2025 – November 30, 2025	3,046	31.60	—	$200.0
December 1, 2025 – December 31, 2025	1,611	29.43	—	$200.0
Totals	8,559	$30.97	—

(1)
Consists of ordinary shares acquired during the three months ended December 31, 2025 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on January 15, 2026, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

Income tax on dividends

Irish income tax, if any, may arise in respect of dividends paid by us. However, a shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT, generally has no liability for Irish income tax or to the universal social charge on a dividend from us, unless they hold their ordinary shares through a branch or agency in Ireland which carries out a trade on their behalf.

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

The following graph compares the cumulative total shareholder return on our ordinary shares from December 31, 2020 through December 31, 2025 with the cumulative returns of the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on December 31, 2020 in our ordinary shares and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our ordinary shares during the comparison period.

Comparison of Cumulative Total Returns
200
180
160
140
120
100
80
60
40
20
-
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
Alkermes plc
Nasdaq Biotechnology Index
Nasdaq Composite Total Return

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Alkermes	100	117	131	141	147	143
Nasdaq Composite Total Return	100	122	82	119	154	187
Nasdaq Biotechnology Index	100	100	90	94	93	125

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Annual Report. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” on page 3 of this Annual Report. Factors that might cause future results to differ materially from those projected in the forward-looking statements also include, but are not limited to, those discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report. A detailed discussion of our 2023 financial condition and results of operations, and of 2024 year-over-year changes as compared to 2023, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 12, 2025.

Overview

We have a portfolio of proprietary products that we manufacture, market and/or sell in the U.S., which in 2025 was comprised of ARISTADA, ARISTADA INITIO, LYBALVI and VIVITROL. We also earned manufacturing and/or royalty revenues on net sales of products commercialized by our licensees, the most significant of which in 2025 were the long-acting INVEGA products and VUMERITY. We expect ARISTADA, ARISTADA INITIO, LYBALVI, VIVITROL and VUMERITY, and our new product, LUMRYZ, which we acquired and began to market and sell in the U.S. in February 2026, to generate significant revenues for us in the near- and medium-term as we believe these products are singular or competitively advantaged products in their classes.

In 2025, our net income from continuing operations was $241.7 million, as compared to $372.1 million in 2024. The decrease in net income from continuing operations of $130.5 million was primarily due to an increase in total expenses of $84.9 million and a decrease of $182.8 million in manufacturing and royalty revenues. These items were partially offset by an increase in product sales, net of $101.1 million and a decrease in our income tax provision of $21.8 million. These items are discussed in further detail within the “Results of Operations” section below.

Business Update

In October 2025, we entered into the Transaction Agreement with Avadel, which was subsequently amended in November 2025, pursuant to which we agreed to acquire the entire issued and to be issued ordinary share capital of Avadel for consideration of (i) $21.00 per Avadel Share, payable in cash at closing and (ii) a non-transferable CVR entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone. On February 12, 2026, we successfully completed the Avadel Acquisition, adding both LUMRYZ to our portfolio of proprietary commercial products and a commercial organization with experience in narcolepsy. During the three months ended December 31, 2025, we incurred costs of approximately $10.0 million in connection with the Avadel Acquisition.

In May 2024, we completed the sale of the Athlone Facility to Novo and entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility, which concluded by the end of 2025.

Results of Operations

Product Sales, Net

Our product sales, net, consisted of sales of ARISTADA, ARISTADA INITIO, LYBALVI and VIVITROL, primarily to wholesalers, specialty distributors and pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of these products during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In millions, except for % of Sales)	2025	% of Sales	2024	% of Sales
Product sales, gross	$2,212.5	100.0%	$2,119.5	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(421.8)	(19.1)%	(454.0)	(21.4)%
Chargebacks	(254.3)	(11.5)%	(231.5)	(10.9)%
Product discounts	(166.2)	(7.5)%	(155.1)	(7.3)%
Medicare Part D	(79.5)	(3.5)%	(83.0)	(3.9)%
Other	(106.1)	(4.8)%	(112.4)	(5.4)%
Total adjustments	(1,027.9)	(46.4)%	(1,036.0)	(48.9)%
Product sales, net	$1,184.6	53.6%	$1,083.5	51.1%

The increase in product sales, gross was due to a 19% increase in the number of units sold for LYBALVI and a 3% price increase for each of LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL that went into effect in January 2025, partially offset by decreases of 3% and 2% in the number of units sold for VIVITROL and ARISTADA/ARISTADA INITIO, respectively.

The decrease in Medicaid rebates as a percentage of sales was primarily due to gross-to-net favorability, as actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO were lower than original estimates by approximately $26.7 million and $13.6 million, respectively.

The following table compares product sales, net earned during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In millions)	2025	2024	Change
VIVITROL	$467.9	$457.3	$10.6
ARISTADA and ARISTADA INITIO	370.0	346.2	23.8
LYBALVI	346.7	280.0	66.7
Product sales, net	$1,184.6	$1,083.5	$101.1

A number of companies currently market and/or are developing products to treat addiction, including alcohol and opioid dependence, that may compete with, and negatively impact, future sales of VIVITROL. In addition, the latest to expire of our patents covering VIVITROL will expire in 2029 in the U.S. and we expect generic versions of VIVITROL to enter the market in 2027. Pursuant to the terms of a confidential settlement and license agreement entered into in August 2023 with Teva, we granted Teva a non-exclusive, royalty-free, non-transferable, non-sublicensable limited license under the remaining patent covering VIVITROL to market and sell a generic version of VIVITROL in the U.S. beginning on the First Entry Date, or earlier under certain circumstances. Under the terms of a settlement and license agreement entered into in July 2019 with Amneal, we granted Amneal a non-exclusive license under certain patents covering VIVITROL, including the remaining patent covering VIVITROL in the U.S., to market and sell a generic formulation of VIVITROL in the U.S. beginning on the earlier of the First Entry Date, sometime in 2028 or earlier under certain circumstances, and in September 2025, entered into an authorized generic product supply agreement (the “AG Agreement”) with Amneal, pursuant to which we granted Amneal certain rights to distribute and sell in the U.S. an authorized generic version of VIVITROL for a one-year term beginning on the date of a Third Party ANDA Product Launch (as defined in the AG Agreement), subject to certain conditions set forth in the AG Agreement. Increased competition may lead to reduced unit sales of VIVITROL and increased pricing pressure.

A number of companies currently market and/or are developing products to treat schizophrenia and/or bipolar I disorder that may compete with and negatively impact future sales of ARISTADA, ARISTADA INITIO and LYBALVI. Increased competition may lead to reduced unit sales of ARISTADA, ARISTADA INITIO and LYBALVI and increased pricing pressure. The latest to expire of our patents covering ARISTADA and ARISTADA INITIO in the U.S. will expire in 2039; and, as such, we do not anticipate any generic versions of these products to enter the market in the near term. The latest to expire of our patents covering LYBALVI in the U.S. will expire in 2041. We are currently engaged in Paragraph IV litigation with certain entities in respect of certain of the Company’s patents related to LYBALVI with expiration dates between 2032 and 2041. For a discussion of these legal proceedings, see Note 19, Commitments and Contingent Liabilities in the “Notes to Consolidated Financial Statements” in this Annual Report and for information regarding the risks relating to these legal proceedings, see “Risks Related to our Intellectual Property—Uncertainty

over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers”.

Manufacturing and Royalty Revenues

Substantially all of our manufacturing revenue was recognized at the point in time that the product has been fully manufactured. Royalties earned on our licensees’ net sales of products using our proprietary technologies and our licensed product were recognized in the period such products were sold by our licensees. The following table compares manufacturing and royalty revenues earned in the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In millions)	2025	2024	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$109.6	$236.5	$(126.9)
VUMERITY	130.5	134.0	(3.5)
RISPERDAL CONSTA	19.6	23.5	(3.9)
Other	31.6	80.1	(48.5)
Manufacturing and royalty revenues	$291.3	$474.1	$(182.8)

The decrease in royalty revenues related to the long-acting INVEGA products was primarily due to the expiration of our royalty on net sales of INVEGA SUSTENNA in the U.S. in August 2024. Although we expect royalty revenues related to U.S. net sales of INVEGA TRINZA and INVEGA HAFYERA through certain specified dates in 2030, total royalty revenues from net sales of the long-acting INVEGA products have been, and we expect will continue to be lower as the royalty revenues related to U.S. net sales of INVEGA SUSTENNA comprised a significant portion of the overall royalty revenues from the long-acting INVEGA products. In addition, INVEGA SUSTENNA is currently subject to Paragraph IV litigation in response to companies seeking to market generic versions of such product. Though we no longer receive royalties from INVEGA SUSTENNA in the U.S., increased competition from new products or generic versions of any one or more of the long-acting INVEGA products may lead to reduced unit sales of all of the long-acting INVEGA products, including those not yet genericized, and increased pricing pressure.

For additional discussion of our agreements with Janssen related to the long-acting INVEGA products, including the royalty provisions set forth therein and the related completed arbitration proceedings and outcome, see the section entitled “Collaborative Arrangements—Janssen” in “Item 1—Business” in this Annual Report.

The decrease in VUMERITY revenue was due to a $22.8 million decrease in manufacturing revenue, primarily due to a reduction in the number of batches manufactured for sale to Biogen, partially offset by a $19.2 million increase in royalty revenue, due to an increase in end-market sales of the product. For a discussion of our agreements with Biogen related to VUMERITY, including the manufacturing and royalty revenue provisions set forth therein, see the section entitled “Collaborative Arrangements—Biogen” in “Item 1—Business” in this Annual Report.

The decrease in revenue related to RISPERDAL CONSTA was primarily due to a $3.6 million decrease in manufacturing revenue, primarily due to a decrease in the number of batches made available to Janssen for sale in the U.S., which has a higher selling price than product sold outside of the U.S. We expect revenues from RISPERDAL CONSTA to continue to decrease as patents covering RISPERDAL CONSTA continue to expire in markets where end-market net sales of RISPERDAL CONSTA occur. We are aware of generic and other competition to RISPERDAL CONSTA that may lead to reduced unit sales and increased pricing pressure. For a discussion of our agreements with Janssen related to RISPERDAL CONSTA, including the manufacturing provisions set forth therein, see the section entitled “Collaborative Arrangements—Janssen” in “Item 1—Business” in this Annual Report.

The decrease in Other manufacturing and royalty revenue was primarily due to a $36.6 million decrease in revenue from FAMPYRA, as our manufacturing obligations for FAMPYRA concluded on December 31, 2024, and a $10.5 million decrease in manufacturing revenue from certain of our other legacy products.

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

Costs and Expenses

Cost of Goods Manufactured and Sold

	Year Ended December 31,
(In millions)	2025	2024	Change
Cost of goods manufactured and sold	$196.5	$245.3	$(48.8)

The decrease in the cost of goods manufactured and sold was primarily related to a $43.7 million decrease in the cost of goods manufactured for certain legacy products following the sale of the Athlone Facility in May 2024. We also had decreases in the cost of goods sold for certain of our proprietary products, primarily due to decreases in costs related to out-of-specification batches and investigation costs. These decreases were partially offset by an increase in the cost of goods sold for LYBALVI due to an increase in the number of units sold, as discussed above.

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

The following table sets forth our external R&D expenses for the years ended December 31, 2025 and 2024 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Year Ended December 31,
(In millions)	2025	2024	Change
External R&D expenses:
Development programs:
Alixorexton	$95.8	$46.0	$49.8
LYBALVI	18.8	18.7	0.1
Other external R&D expenses	52.7	36.6	16.1
Total external R&D expenses	167.3	101.3	66.0
Internal R&D expenses:
Employee-related	126.0	114.5	11.5
Occupancy	13.0	11.2	1.8
Depreciation	5.6	5.7	(0.1)
Other	12.1	12.6	(0.5)
Total internal R&D expenses	156.7	144.0	12.7
Research and development expenses	$324.0	$245.3	$78.7

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

The increase in expenses related to alixorexton was primarily due to increased spend related to the advancement of the development program for the product, including initiation of our Vibrance-3 phase 2 clinical study, costs related to the completion of our Vibrance-1 and Vibrance-2 phase 2 studies, startup costs related to planning for our phase 3 clinical program and costs related to our long-term extension study for the product. The increase in other external R&D expenses was primarily due to activities associated with our preclinical development programs. We expect R&D expense to increase in 2026, as we plan to initiate the phase 3 program for alixorexton and as ALKS 4510 and ALKS 7290, two internal early-stage development candidates which entered the clinic in 2025, advance.

The increase in employee-related expenses was primarily due to increases in labor and benefits expense related to a 7% increase in R&D-related headcount during 2025.

Selling, General and Administrative Expenses

	Year Ended December 31,
(In millions)	2025	2024	Change
Selling and marketing expense	$480.0	$446.2	$33.8
General and administrative expense	221.5	199.0	22.5
Selling, general and administrative expense	$701.5	$645.2	$56.3

The increase in selling and marketing expense was primarily due to increases of $33.3 million and $9.4 million in employee-related expenses and certain sales and marketing-related training programs and materials, respectively, due to a 10% increase in sales and marketing-related headcount, partially offset by a $9.5 million decrease in marketing spend, primarily related to decreases in media spend for our proprietary products.

The increase in general and administrative expense was primarily due to a $12.5 million increase in employee-related expenses, primarily due to a 9% increase in general and administrative-related headcount and a $10.7 million increase in professional service fees, primarily related to the Avadel Acquisition.

Other Income, Net

	Year Ended December 31,
(In millions)	2025	2024	Change
Interest income	$45.3	$42.5	$2.8
Interest expense	(12.3)	(22.6)	10.3
Other income, net	4.5	3.2	1.3
Total other income, net	$37.5	$23.1	$14.4

Interest income consists of interest earned on our cash and available-for-sale investments. Interest expense consisted, in 2025, of financing costs related to the amended and restated bridge term loan credit agreement that we entered into on November 18, 2025, which provided for a senior secured bridge term loan facility in an aggregate amount of up to approximately $1.5 billion to fund the Avadel Acquisition (the “Bridge Credit Agreement”) and, in 2024, of previously outstanding term loans (the “Former Term Loans”) that were scheduled to become due in 2026 under our former amended and restated credit agreement, which we prepaid in full and terminated in December 2024. See Note 11, Long-Term Debt in the “Notes to Consolidated Financial Statements” in this Annual Report for additional information regarding the Bridge Credit Agreement and Former Term Loans.

Income Tax Provision

	Year Ended December 31,
(In millions)	2025	2024	Change
Income tax provision	$49.8	$71.6	$(21.8)

The income tax provisions in 2025 and 2024 were primarily due to taxes on income earned in Ireland. Our effective tax rate during the year ended December 31, 2025 was 17.1%, which exceeds the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate. Our effective tax rate during the year ended December 31, 2024 was 16.1%. The increase in the effective tax rate was primarily due to an increase in income taxable at rates higher than the Irish statutory tax rate. The new corporate minimum tax rate of 15% did not have a material impact on our business in 2025 and 2024.

Cumulative unremitted earnings of U.S. subsidiaries totaled approximately $965.7 million as of December 31, 2025. In the event of a repatriation of those earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. We estimate that approximately $70.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

As of December 31, 2025, we had $210.2 million of Irish NOL carryforwards, $13.6 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards and $35.2 million of state tax credits which will either expire on various dates through 2040 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities, and may be subject to limitations based upon changes in the ownership of our ordinary shares. Included within these loss and credit carryforwards are $13.6 million of U.S. federal NOL carryforwards and $5.3 million of state NOL carryforwards, acquired as part of the acquisition of Rodin Therapeutics, Inc. in November 2019, each of which are subject to a $0.5 million annual limitation.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$129.1	$259.5	$388.6	$70.3	$220.8	$291.1
Restricted cash	—	731.2	731.2	—	—	—
Investments—short-term	199.1	0.5	199.6	203.6	256.9	460.5
Investments—long-term	0.1	—	0.1	24.6	48.5	73.1
Total cash, restricted cash and investments	$328.3	$991.2	$1,319.5	$298.5	$526.2	$824.7

At December 31, 2025, our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$198.7	$0.9	$—	$—	$199.6
Investments—long-term available-for-sale	—	—	—	—	—
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$198.8	$0.9	$—	$—	$199.7

Sources and Uses of Cash

We generated $520.8 million and $439.1 million of cash from operating activities during the years ended December 31, 2025 and 2024, respectively. In connection with the Avadel Acquisition, we placed $731.2 million in escrow to finance the portion of the consideration in excess of the commitments secured under the Bridge Credit Agreement. In December 2024, we prepaid our previously outstanding long-term debt without penalty in the amount of $289.5 million and, during the course of 2024, repurchased approximately $200.0 million of our ordinary shares. We expect that our existing cash, cash equivalents, restricted cash and investments will be sufficient to finance our anticipated working capital and other cash requirements, including debt services and capital expenditures, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

Information about our cash flows, by category, is presented in the accompanying consolidated statements of cash flows. The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations and is stated on a total company consolidated basis. The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In millions)	2025	2024
Cash, cash equivalents and restricted cash, beginning of period	$291.1	$457.5
Cash flows provided by operating activities	520.8	439.1
Cash flows provided by (used in) investing activities	295.5	(111.3)
Cash flows provided by (used in) financing activities	12.4	(494.1)
Cash, cash equivalents and restricted cash, end of period	$1,119.8	$291.2

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

Cash flows provided by operating activities during 2025 primarily consisted of net income of $241.7 million, adjusted for non-cash items, including share-based compensation of $98.7 million, depreciation and amortization of $27.2 million, deferred income taxes of $28.8 million and $119.1 million of changes in working capital.

Cash flows provided by operating activities during 2024 primarily consisted of net income of $367.1 million, adjusted for non-cash items, including share-based compensation of $96.6 million, depreciation and amortization of $28.5 million and deferred income taxes of $40.5 million, partially offset by changes in working capital of $97.4 million.

Investing Activities

Cash flows provided by investing activities during 2025 primarily consisted of $333.1 million of net proceeds from the sale and maturities of investments, partially offset by the purchase of $40.4 million of property, plant and equipment. Cash flows used in investing activities during 2024 primarily consisted of $176.2 million in net purchases of investments and the purchase of $33.5 million of property, plant and equipment. These outflows were partially offset by proceeds from the sale of the Athlone Facility and related business of $97.9 million.

We expect to spend approximately $40.0 million to $50.0 million during the year ending December 31, 2026 for capital expenditures. We continue to evaluate our manufacturing capacity based on expectations of demand for the products that we manufacture and will continue to record such amounts within construction in progress until such time as the underlying assets are placed into service, or we determine we have sufficient existing capacity and the assets are no longer required, at which time we would recognize an impairment charge. We continue to periodically evaluate whether facts and circumstances indicate that the carrying value of these long-lived assets to be held and used may not be recoverable.

Financing Activities

Cash flows provided by financing activities during 2025 were due to $43.4 million of cash that we received upon exercises of employee stock options, partially offset by $31.0 million of employee taxes paid related to the net share settlement of equity awards. Cash flows used in financing activities during 2024 primarily related to the prepayment of our previously outstanding long-term debt in the full amount of $289.5 million, payment for the repurchase of our ordinary shares and related expenses in the amount of $200.3 million, and $29.6 million of employee taxes paid related to net share settlements of equity awards, partially offset by $27.6 million of cash that we received upon exercises of employee stock options.

Debt

On February 12, 2026, in connection with the Avadel Acquisition, we entered into a credit agreement (the “Credit Agreement”), by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger and Joint Bookrunner, and the lenders party thereto. The Credit Agreement provides for (i) a senior secured term loan A facility in an aggregate principal amount of up to $750.0 million (the “TLA Facility”) and (ii) a senior secured term loan B facility in an aggregate principal amount of up to $775.0 million (the “TLB Facility” and together with the TLA Facility, the “Facilities”). The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031. On the closing date of the Facilities (the “Closing Date”), we borrowed the full $1.525 billion available under the Facilities.

Borrowings under the TLA Facility will bear interest at an annual rate of, at our option, either (i) the Term SOFR Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio (as defined in the Credit Agreement)-based margin, which will initially be 2.75% per annum or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-based margin, which will initially be 1.75% per annum. Borrowings under the TLB Facility will bear interest at an annual rate of, at our option, either (i) the Term SOFR Rate plus a margin of 2.75% per annum or (ii) the Alternate Base Rate plus a margin of 1.75% per annum. We have agreed to pay certain fees and expenses in connection with the Facilities, as set forth in the Credit Agreement and certain related fee letters.

The Credit Agreement (other than with respect to the TLB Facility) requires the maintenance of a maximum Secured Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement), in each case, with the levels set forth in the Credit Agreement, as of the last day of any of our fiscal quarters ending after the Closing Date. In addition, the Credit Agreement contains customary affirmative and negative covenants that apply after the Closing Date, including limitations on indebtedness, liens, mergers, consolidations, sales of assets, investments, transactions with affiliates, restricted payments and sales and leasebacks. The Credit Agreement also contains certain customary events of default, including upon a change of control.

The Credit Agreement is guaranteed by subsidiary guarantors and secured by a lien on substantially all of the assets of the borrowers and the subsidiary guarantors, whether owned as of the Closing Date or thereafter acquired.

Also on February 12, 2026, in connection with completion of the Avadel Acquisition and our entry into the Credit Agreement, we terminated the Bridge Credit Agreement entered into in order to fund the Avadel Acquisition, as the commitments under the Credit Agreement, together with our cash on hand, were sufficient to fund the Avadel Acquisition.

In December 2024, we prepaid in full all Former Term Loans under the Company’s then-in-effect amended and restated credit agreement (the “Former Credit Agreement”) for a total of $289.5 million and terminated the agreement. We did not incur any early termination penalties in connection with the termination of the Former Credit Agreement (other than customary breakage costs). All liens on the collateral securing the obligations under the Former Credit Agreement were released in connection with the termination. Such prepayment was accounted for as a debt extinguishment. See Note 11, Long-Term Debt, in the “Notes to Consolidated Financial Statements” in this Annual Report for additional discussion related to our Former Term Loans.

Discontinued Operations

Net loss from discontinued operations consists of the results of our former oncology business and is reported as a separate component of income. For additional information, see Note 15, Discontinued Operations, in the “Notes to Consolidated Financial Statements” in this Annual Report.

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

Product Sales, Net

Our product sales, net in 2025 and 2024 consisted of sales in the U.S. of ARISTADA, ARISTADA INITIO, LYBALVI and VIVITROL primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, healthcare providers or payers. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following are our significant categories of sales discounts and allowances:

•
Medicaid Rebates—we record accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value. We rebate individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our average manufacturer prices. We estimate expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjust our rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization. In 2025, actual Medicaid utilization rates related to VIVITROL and ARISTADA/ARISTADA INITIO, were lower than original estimates by approximately $26.7 million and $13.6 million, respectively. In 2024, actual Medicaid utilization rates related to VIVITROL were lower than original estimates, due, in part, to $8.7 million in actual credits received from certain states in the fourth quarter of 2024 related to duplicate Medicaid billings;
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
•
Product Returns—we record an estimate for product returns at the time our customers take control of our product. We estimate this liability using the expected returns of product sold based on our historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a reduction of sales. Once product is returned, it is destroyed. Actual product returns have not differed materially from our estimates; and
•
Medicare Part D—we record accruals for Medicare Part D liabilities under the Medicare Manufacturer Discount Program as a reduction of sales. Under an agreement with the Centers for Medicare and Medicaid Services, manufacturers are responsible for reimbursing Medicare for a specified percentage discount on the cost of applicable drugs during the initial coverage phase and a specified percentage discount during the catastrophic coverage phase of the Medicare Part D benefit. Actual Medicare Part D rebates have not differed materially from our estimates.

A rollforward of our provisions for sales and allowances is as follows:

(In millions)	Contractual Adjustments(1)	Discounts (2)	Product Returns	Other	Total
Balance, December 31, 2023	$234.4	$28.7	$41.1	$10.2	$314.4
Provision:
Current year	557.7	386.6	28.6	87.4	1,060.3
Prior year	(20.6)	—	(3.7)	—	(24.3)
Total	537.1	386.6	24.9	87.4	1,036.0
Payments and credits related to:
Current year sales	(369.9)	(353.6)	—	(70.8)	(794.3)
Prior year sales	(172.6)	(18.1)	(15.5)	(13.5)	(219.7)
Total	(542.5)	(371.7)	(15.5)	(84.3)	(1,014.0)
Balance, December 31, 2024	$229.0	$43.6	$50.5	$13.3	$336.4
Provision:
Current year	544.5	420.4	29.9	89.1	1,083.9
Prior year	(43.3)	0.2	(12.6)	(0.4)	(56.1)
Total	501.2	420.6	17.3	88.7	1,027.8
Payments and credits related to:
Current year sales	(392.8)	(398.9)	—	(80.1)	(871.8)
Prior year sales	(127.5)	(23.9)	(12.4)	(12.6)	(176.4)
Total	(520.3)	(422.8)	(12.4)	(92.7)	(1,048.2)
Balance, December 31, 2025	$209.9	$41.4	$55.4	$9.3	$316.0

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

Discontinued Operations

We determined that the separation of our former oncology business, which was completed on November 15, 2023, represented a disposal plan that met the criteria for classification of the oncology business as a discontinued operation in accordance with ASC 205-20, Discontinued Operations. Accordingly, the accompanying consolidated financial statements for all periods have been updated to present the assets and liabilities associated with the oncology business separately as discontinued operations on the consolidated balance sheet and the results of such discontinued operations reported as a separate component of income in the consolidated statements of operations and comprehensive income.

For additional information related to discontinued operations, see Note 15, Discontinued Operations, in our “Notes to Consolidated Financial Statements” in this Annual Report.

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

We do not believe our exposure to liquidity and credit risk to be significant as approximately 49% and 51% of our investments at December 31, 2025 are in corporate debt securities with a minimum rating of A2 (Moody’s)/A (Standard and Poor’s) and debt securities issued by the U.S. government or its agencies, respectively. We have the intent and ability to hold these securities until recovery, which may be at maturity.

Currency Exchange Rate Risk

Manufacturing and royalty revenues that we receive on certain of our products and services are a percentage of the net sales made by our licensees, and a portion of these sales are made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the euro. The manufacturing and royalty payments on these non-U.S. sales are calculated initially in the currency in which the sale is made and are then converted into USD to determine the amount that our licensees pay us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the USD and these non-U.S. currencies will have the effect of increasing or decreasing our revenues even if there is a constant amount of sales in non-U.S. currencies. For example, if the USD weakens against a non-U.S. currency, then our revenues will increase given a constant amount of sales in such non-U.S. currency. For the year ended December 31, 2025, an average 10% strengthening of the USD relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $13.9 million, as compared to a reduction in revenues of approximately $8.9 million for the year ended December 31, 2024.

We incur significant operating costs in Ireland and face exposure to changes in the exchange ratio of the USD and the euro arising from expenses and payables at our Irish operations that are settled in euro. The impact of changes in the exchange ratio of the USD and the euro on our USD-denominated revenues earned in countries other than the U.S. is partially offset by the opposite impact of changes in the exchange ratio of the USD and the euro on operating expenses and payables incurred at our Irish operations that are settled in euro. For the year ended December 31, 2025, an average 10% weakening in the USD relative to the euro would have resulted in an increase to our expenses denominated in euro of approximately $3.7 million, as compared to an increase in our expenses of approximately $3.9 million for the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total 2025
	(In thousands, except per share data)
Year Ended December 31, 2025
Total revenues	$306,510	$390,657	$394,185	$384,547	$1,475,899
Total operating expenses	292,718	297,679	305,103	326,443	1,221,943
Operating income from continuing operations	13,792	92,978	89,082	58,104	253,956
Net income	$22,464	$87,098	$82,761	$49,341	$241,664

Earnings per share—basic:
From continuing operations	$0.14	$0.53	$0.50	$0.30	$1.47
From discontinued operations	—	—	—	—	—
From net income	$0.14	$0.53	$0.50	$0.30	$1.47

Earnings per share—diluted:
From continuing operations	$0.13	$0.52	$0.49	$0.29	$1.43
From discontinued operations	—	—	—	—	—
From net income	$0.13	$0.52	$0.49	$0.29	$1.43

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total 2024
	(In thousands, except per share data)
Year Ended December 31, 2024
Total revenues	$350,372	$399,131	$378,143	$429,986	$1,557,632
Total operating expenses	307,063	289,248	273,387	267,298	1,136,996
Operating income from continuing operations	43,309	109,883	104,756	162,688	420,636

Net income from continuing operations	$38,948	$94,658	$92,795	$145,737	$372,138
Net (loss) income from discontinued operations	(2,120)	(3,300)	(414)	766	(5,068)
Net income	$36,828	$91,358	$92,381	$146,503	$367,070

Earnings (loss) per share—basic:
From continuing operations	$0.23	$0.56	$0.57	$0.90	$2.24
From discontinued operations	$(0.01)	$(0.02)	$(0.00)	$0.00	$(0.03)
From net income	$0.22	$0.54	$0.57	$0.90	$2.21

Earnings (loss) per share—diluted:
From continuing operations	$0.23	$0.55	$0.56	$0.88	$2.19
From discontinued operations	$(0.01)	$(0.02)	$(0.00)	$0.00	$(0.03)
From net income	$0.21	$0.53	$0.55	$0.88	$2.16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report, beginning on page F-1.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2025, the following contracts, instructions or written plans for the purchase or sale of the Company’s securities that are or were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”) were adopted by officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company: (i) on November 7, 2025, Samuel Parisi, our Vice President, Finance and Interim Principal Accounting Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 10,055 ordinary shares of the Company that may be obtained from the vesting of restricted stock unit awards; this plan is scheduled to expire on December 31, 2026; (ii) on November 19, 2025, David Gaffin, our Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary, adopted a Rule 10b5-1 plan providing for the sale of up to 77,518 ordinary shares of the Company that may be obtained from the exercise of vested stock options and the sale of up to 20,341 ordinary shares of the Company; this plan is scheduled to expire on February 17, 2027; (iii) on November 19, 2025, Blair Jackson, our Executive Vice President, Chief Operating Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 45,899 ordinary shares of the Company that may be obtained from the exercise of vested and expiring stock options; this plan is scheduled to expire on February 27, 2026; (iv) on November 19, 2025, Christian Todd Nichols, our Senior Vice President, Chief Commercial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 6,000 ordinary shares of the Company; this plan is scheduled to expire on December 31, 2026; and (v) on November 19, 2025, Richard Pops, our Chairman and Chief Executive Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 305,999 ordinary shares of the Company that may be obtained from the exercise of vested and expiring stock options; this plan is scheduled to expire on February 27, 2026. During the three months ended December 31, 2025, no other directors or officers of the Company adopted or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “Proposal 1—Election of Directors,” “The Role of the Board and Its Committees,” “Executive Officers,” “Other Corporate Governance Matters” and “Board Nominations, Evaluations and Refreshment” and, if required, “Delinquent Section 16(a) Reports”.

Item 11. Executive Compensation

The information required by this item (excluding, for clarity, the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “The Role of the Board and Its Committees,” “Director Compensation,” “Executive Compensation—Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Additional Compensation Information,” “Compensation Committee Report” and “Pay Ratio”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “Ownership of the Company’s Ordinary Shares” and “Equity Compensation Plan Information”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders. We expect this information will be provided under sections of the proxy statement entitled “Certain Relationships and Related Person Transactions” and “The Board of Directors”.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders. We expect this information will be provided under a section of the proxy statement entitled “Audit Fees”.

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

EXHIBIT INDEX

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
2.1 §	Separation Agreement, dated as of November 13, 2023, by and between Alkermes plc and Mural Oncology plc.	Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 15, 2023
2.2 §	Transaction Agreement, dated as of October 22, 2025 by and among Alkermes plc and Avadel Pharmaceuticals plc.	Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	October 22, 2025
2.2A	Amendment No. 1 to the Transaction Agreement, dated as of November 18, 2025, by and between Alkermes plc and Avadel Pharmaceuticals plc.	Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 19, 2025
2.2B	Appendix III to the Rule 2.7 Announcement, dated as of October 22, 2025 (Conditions Appendix).	Exhibit 2.2 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	October 22, 2025
3.1	Memorandum and Articles of Association of Alkermes plc.	Exhibit 3.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	May 1, 2024
4.1 #	Description of Securities.
10.1	Lease, dated March 23, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	April 26, 2018
10.1A	First Amendment to Lease, dated June 21, 2018, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 26, 2018
10.1B	Second Amendment to Lease, dated May 10, 2019, by and between Alkermes, Inc. and PDM 900 Unit, LLC.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 25, 2019
10.2	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (United States) (assigned to Alkermes, Inc. in July 2006).	Exhibit 10.2 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 25, 2016
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

		Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 24, 2024
10.8 **	Confidential Settlement and License Agreement, dated August 29, 2023, by and among Alkermes, Inc., Alkermes Pharma Ireland Limited and Teva Pharmaceuticals USA, Inc.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 25, 2023
10.9 §	Tax Matters Agreement, dated November 13, 2023, by and between Alkermes plc and Mural Oncology plc.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	November 15, 2023
10.10 **§	Asset Purchase Agreement, dated December 13, 2023, by and between Alkermes Pharma Ireland Limited, Novo Nordisk Production Ireland Limited and Novo Nordisk A/S.	Exhibit 10.16 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
10.11 **§	Authorized Generic Product Supply Agreement, dated September 9, 2025, by and between Alkermes Pharma Ireland Limited and Amneal Pharmaceuticals LLC.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 28, 2025
10.12 §

Credit Agreement, dated as of February 12, 2026, by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, BofA

		Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299)	February 12, 2026

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
Securities, Inc., as Joint Lead Arranger and Joint Bookrunner, and the lenders party thereto.
10.13	Settlement and License Agreement by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited and Avadel CNS Pharmaceuticals, LLC and Flamel Ireland Limited.	Exhibit 10.3 to the Avadel Pharmaceuticals plc Quarterly Report on Form 10-Q (File No. 001-37977)	November 4, 2025
10.14 †	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.1 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.14A †	Amendment to Employment Agreement, dated as of October 7, 2008, by and between Alkermes, Inc. and Richard F. Pops.	Exhibit 10.5 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.14B †	Amendment No. 2 to Employment Agreement, dated as of September 10, 2009 by and between Richard F. Pops and Alkermes, Inc.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	September 11, 2009
10.15 †	Form of Employment Agreement, as amended by the Form of Amendment to Employment Agreement set forth in 10.12.1, entered into by and between Alkermes, Inc. and Blair C. Jackson.	Exhibit 10.3 to the Alkermes, Inc. Quarterly Report on Form 10-Q (File No. 001-14131)	February 11, 2008
10.15A †	Form of Amendment to Employment Agreement with Alkermes, Inc.	Exhibit 10.7 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	October 7, 2008
10.16 †	Form of Employment Agreement entered into by and between Alkermes, Inc. and each of David J. Gaffin, Craig C. Hopkinson, M.D. Christian Todd Nichols and Joshua Reed.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	November 2, 2016
10.17†	Offer Letter, effective as of April 24, 2017, by and between Alkermes, Inc. and Craig C. Hopkinson M.D.	Exhibit 10.17.1 to the Alkermes plc Annual Report on Form 10-K (File No. 011-35299)	February 16, 2018
10.18 †	Offer Letter, dated March 29, 2019, by and between Alkermes, Inc. and Christian Todd Nichols.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	July 29, 2020
10.19 †	Offer Letter, dated August 27, 2025, by and between Alkermes, Inc. and Joshua Reed.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 011-35299)	October 28, 2025
10.20 †	Form of Indemnification Agreement entered into by and between Alkermes, Inc. and each of the Directors and Secretaries of Alkermes plc and its Irish subsidiaries.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.21 †	Form of Deed of Indemnification entered into by and between each of the Directors, Secretaries and executive officers of Alkermes plc and its subsidiaries.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	April 29, 2020
10.22†	Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35299)	April 27, 2017
10.22A †	Form of Stock Option Award Certificate (Non-Employee Director) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22B †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.22C †	Form of Restricted Stock Unit Award Certificate (Time Vesting Only – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22D †	Form of Stock Option Award Certificate (Time Vesting Non-Qualified Option – Irish) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22E †	Form Stock Option Award Certificate (Time Vesting Non-Qualified Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22F †	Form of Stock Option Award Certificate (Incentive Stock Option – U.S.) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.9 to the Alkermes plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35299)	April 28, 2016
10.22G †	Form of 2008 Restricted Stock Unit Award Certificate (Performance Vesting Only) under the Alkermes plc Amended and Restated 2008 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes, Inc. Current Report on Form 8-K (File No. 001-14131)	May 22, 2009
10.23†	Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 011-35299)	May 24, 2017
10.23A †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23B †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23C †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.3 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23D †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.23E †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2011 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24 # †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
10.24A †	Form of Incentive Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24B †	Form of Non-Qualified Stock Option (Employee) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.7 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24C †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.8 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	October 23, 2018
10.24D †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.6 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
10.24E †	Form of Non-Qualified Stock Option (Non-Employee Director) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.4 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.24F †	Form of Non-Employee Director Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.5 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 29, 2020
10.24G †	Form of Non-Employee Director New Director Grant Non-Qualified Stock Option Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.1 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.24H †	Form of Non-Employee Director New Director Grant Restricted Stock Unit (Time-Vesting) Award Certificate under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.1.2 to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 27, 2022
10.24I †	Form of Incentive Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-9 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.24J †	Form of Non-Qualified Stock Option Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-10 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.24K †	Form of Restricted Stock Unit (Time-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-11 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.24L †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.19-12 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 16, 2023
10.24M †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate (rev. 2024) for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.25M to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
10.24N †	Form of Restricted Stock Unit (Performance-Vesting) Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.25N to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
10.24O †	Form of Non-Employee Director Non-Qualified Stock Option Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.2A to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 24, 2024
10.24P †	Form of Non-Employee Director Restricted Stock Unit Award (Time-Vesting) Award Certificate (rev. 2024) under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.	Exhibit 10.2A to the Alkermes plc Quarterly Report on Form 10-Q (File No. 001-35299)	July 24, 2024
19.1 #	Alkermes plc Insider Trading Policy.
21.1 #	List of subsidiaries.
23.1 #	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
24.1 #	Power of Attorney (included on the signature pages hereto).
31.1 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2 #	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1 ‡	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	Date
97 †	Alkermes plc Incentive Compensation Recoupment Policy.	Exhibit 97 to the Alkermes plc Annual Report on Form 10-K (File No. 001-35299)	February 21, 2024
101.SCH #	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Filed herewith.
‡	Furnished herewith.
*	Confidential treatment has been granted or requested for certain portions of this exhibit. Such portions have been filed separately with the SEC pursuant to a confidential treatment request.
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

February 25, 2026

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Richard F. Pops and Joshua Reed, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2026

/s/ Joshua Reed Joshua Reed	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2026

/s/ Samuel J. Parisi Samuel J. Parisi	Vice President, Finance (Interim Principal Accounting Officer)	February 25, 2026

/s/ Shane M. Cooke Shane M. Cooke	Director	February 25, 2026

/s/ Richard B. Gaynor Richard B. Gaynor	Director	February 25, 2026

/s/ Cato T. Laurencin	Director	February 25, 2026
Cato T. Laurencin

/s/ Nancy S. Lurker Nancy S. Lurker	Director	February 25, 2026

/s/ Brian P. McKeon Brian P. McKeon	Director	February 25, 2026

/s/ Nancy L. Snyderman Nancy L. Snyderman	Director	February 25, 2026

/s/ Frank Anders Wilson Frank Anders Wilson	Director	February 25, 2026

/s/ Christopher I. Wright Christopher I. Wright	Director	February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alkermes plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Rebate Accruals – Medicaid Drug Rebate Program

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, health care providers or payers. The Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. As of December 31, 2025, accrued Medicaid rebates were $186.1 million, of which a significant amount related to the Medicaid Drug Rebate Program. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization.

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

February 25, 2026

We have served as the Company’s auditor since 2007.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$388,570	$291,146
Restricted cash	731,206	—
Investments—short-term	199,645	460,522
Receivables, net	334,025	384,528
Inventory	196,625	182,887
Prepaid expenses and other current assets	79,090	91,282
Contract assets	—	4,990
Total current assets	1,929,161	1,415,355
PROPERTY, PLANT AND EQUIPMENT, NET	221,722	227,564
INVESTMENTS—LONG-TERM	145	73,148
RIGHT-OF-USE ASSETS	77,209	84,245
INTANGIBLE ASSETS, NET AND GOODWILL	83,842	83,917
DEFERRED TAX ASSETS	125,815	154,835
OTHER ASSETS	49,099	16,503
TOTAL ASSETS	$2,486,993	$2,055,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$289,565	$185,332
Accrued sales discounts, allowances and reserves	247,126	272,452
Operating lease liabilities—short-term	6,746	6,166
Contract liabilities—short-term	—	1,249
Total current liabilities	543,437	465,199
OPERATING LEASE LIABILITIES—LONG-TERM	63,253	69,372
OTHER LONG-TERM LIABILITIES	61,008	56,019
Total liabilities	667,698	590,590
COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at December 31, 2025 and 2024	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 181,011,166 and 176,670,785 shares issued; and 165,607,028 and 162,176,994 shares outstanding at December 31, 2025 and 2024, respectively	1,810	1,767
Treasury shares, at cost (15,404,138 and 14,493,791 shares at December 31, 2025 and 2024, respectively)	(450,287)	(419,255)
Additional paid-in capital	3,004,666	2,860,890
Accumulated other comprehensive loss	(2,100)	(1,967)
Accumulated deficit	(734,794)	(976,458)
Total shareholders’ equity	1,819,295	1,464,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,486,993	$2,055,567

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$1,184,643	$1,083,534	$919,998
Manufacturing and royalty revenues	291,256	474,095	743,388
Research and development revenue	—	3	19
Total revenues	1,475,899	1,557,632	1,663,405
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	196,457	245,331	253,037
Research and development	323,964	245,326	270,806
Selling, general and administrative	701,522	645,238	689,751
Amortization of acquired intangible assets	—	1,101	35,689
Total expenses	1,221,943	1,136,996	1,249,283
OPERATING INCOME FROM CONTINUING OPERATIONS	253,956	420,636	414,122
OTHER INCOME, NET:
Interest income	45,304	42,450	30,854
Interest expense	(12,277)	(22,578)	(23,032)
Other income (expense), net	4,467	3,242	(425)
Total other income, net	37,494	23,114	7,397
INCOME BEFORE INCOME TAXES	291,450	443,750	421,519
INCOME TAX PROVISION (BENEFIT)	49,786	71,612	(97,638)
NET INCOME FROM CONTINUING OPERATIONS	241,664	372,138	519,157
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(5,068)	(163,400)
NET INCOME	$241,664	$367,070	$355,757

EARNINGS PER ORDINARY SHARE:
Earnings per ordinary share from continuing operations - basic	$1.47	$2.25	$3.12
Loss per ordinary share from discontinued operations - basic	$—	$(0.03)	$(0.98)
Earnings per ordinary share - basic	$1.47	$2.22	$2.14

Earnings per ordinary share from continuing operations - diluted	$1.43	$2.20	$3.06
Loss per ordinary share from discontinued operations - diluted	$—	$(0.03)	$(0.96)
Earnings per ordinary share - diluted	$1.43	$2.17	$2.10
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	164,703	165,392	166,223
Diluted	168,743	169,198	169,730
COMPREHENSIVE INCOME:
Net income	$241,664	$367,070	$355,757
Holding (loss) gain, net of a tax (benefit) provision of $(55), $292, and $1,195, respectively	(133)	1,143	7,779
COMPREHENSIVE INCOME	$241,531	$368,213	$363,536

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2025, 2024 and 2023

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2022	168,951,193	$1,690	$2,913,099	$(10,889)	$(1,699,285)	(4,574,184)	$(160,862)	$1,043,753
Issuance of ordinary shares under employee stock plans	3,617,858	36	16,724	—	—	—	—	16,760
Receipt of Alkermes' ordinary shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(1,015,034)	(28,474)	(28,474)
Share-based compensation	—	—	100,871	—	—	—	—	100,871
Unrealized gain on marketable securities, net of tax provision of $1,195	—	—	—	7,779	—	—	—	7,779
Distribution of Mural Oncology plc	—	—	(293,760)	—	—	—	—	(293,760)
Net income	—	—	—	—	355,757	—	—	355,757
BALANCE — December 31, 2023	172,569,051	$1,726	$2,736,934	$(3,110)	$(1,343,528)	(5,589,218)	$(189,336)	$1,202,686
Issuance of ordinary shares under employee stock plans	4,101,734	41	27,531	—	—	—	—	27,572
Receipt of Alkermes' ordinary shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(1,010,156)	(29,637)	(29,637)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(7,894,417)	(200,282)	(200,282)
Share-based compensation	—	—	96,425	—	—	—	—	96,425
Unrealized gain on marketable securities, net of tax provision of $292	—	—	—	1,143	—	—	—	1,143
Net income	—	—	—	—	367,070	—	—	367,070
BALANCE —December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	4,340,381	43	43,368	—	—	—	—	43,411
Receipt of Alkermes' ordinary shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(910,347)	(31,032)	(31,032)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	—	—	—
Share-based compensation	—	—	100,408	—	—	—	—	100,408
Unrealized loss on marketable securities, net of tax benefit of $55	—	—	—	(133)	—	—	—	(133)
Net income	—	—	—	—	241,664	—	—	241,664
BALANCE —December 31, 2025	181,011,166	$1,810	$3,004,666	$(2,100)	$(734,794)	(15,404,138)	$(450,287)	$1,819,295

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241,664	$367,070	$355,757
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	27,165	28,533	74,927
Share-based compensation expense	98,716	96,637	100,905
Deferred income taxes	28,774	40,522	(99,902)
Other non-cash charges	5,311	4,512	6,329
Changes in assets and liabilities:
Receivables	50,503	(52,052)	(44,510)
Contract assets	4,990	(4,284)	8,223
Inventory	(14,061)	3,091	(2,712)
Prepaid expenses and other assets	852	2,254	(34,847)
Right-of-use assets	7,549	7,215	15,387
Accounts payable and accrued expenses	100,893	(57,967)	23,009
Accrued sales discounts, allowances and reserves	(25,326)	8,811	11,526
Contract liabilities	(1,249)	(3,525)	(5,926)
Operating lease liabilities	(10,320)	(10,123)	(16,147)
Other long-term liabilities	5,293	8,430	9,334
Cash flows provided by operating activities	520,754	439,124	401,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(40,420)	(33,484)	(48,048)
Proceeds from the sale of property, plant and equipment	1,086	461	354
Return of Fountain Healthcare Partners II, L.P. investment	—	43	—
Proceeds from the sale of the Athlone Facility	1,708	97,933	—
Purchases of investments	(364,369)	(486,547)	(254,471)
Sales and maturities of investments	697,492	310,286	355,522
Cash flows provided by (used in) investing activities	295,497	(111,308)	53,357
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash transferred to Mural Oncology plc at separation	—	—	(275,000)
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	43,411	27,572	16,760
Employee taxes paid related to net share settlement of equity awards	(31,032)	(29,637)	(28,474)
Payment for the repurchase of ordinary shares	—	(200,282)	—
Prepayment of long-term debt	—	(289,542)	—
Principal payments of long-term debt	—	(2,250)	(3,000)
Cash flows provided by (used in) financing activities	12,379	(494,139)	(289,714)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	828,630	(166,323)	164,996
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	291,146	457,469	292,473
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,119,776	$291,146	$457,469
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$388,570	$291,146	$457,469
Restricted cash	731,206	—	—
Total cash, cash equivalents and restricted cash	$1,119,776	$291,146	$457,469
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$—	$23,010	$22,748
Cash paid for taxes	$5,237	$2,592	$44,243
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$3,128	$2,254	$2,645

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. Alkermes has a portfolio of proprietary commercial products for the treatment of alcohol dependence and opioid dependence, schizophrenia, bipolar I disorder and narcolepsy and a pipeline of clinical and preclinical candidates in development for neurological disorders. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

In October 2025, the Company and Avadel Pharmaceuticals plc (“Avadel”) entered into a definitive transaction agreement, subsequently amended in November 2025 (the “Transaction Agreement”), pursuant to which the Company agreed to acquire the entire issued and to be issued ordinary share capital of Avadel for consideration of (i) $21.00 per ordinary share, nominal value $0.01 per share, of Avadel (each, an “Avadel Share”), payable in cash at closing and (ii) a non-transferable contingent value right (the “CVR”) entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone (the “Avadel Acquisition”). The Company incurred costs of approximately $10.0 million in connection with the Avadel Acquisition during the fourth quarter of 2025. On February 12, 2026, the Company successfully completed the Avadel Acquisition, adding both LUMRYZ to the Company’s portfolio of proprietary commercial products and a commercial organization with experience in narcolepsy.

In May 2024, the Company completed the sale of its development and manufacturing facility in Athlone, Ireland (the “Athlone Facility”) and related business to Novo Nordisk (“Novo”) pursuant to an asset purchase agreement entered into in December 2023. The Company and Novo also entered into subcontracting arrangements to continue certain development and manufacturing activities performed at the Athlone Facility for a period of time after the closing of the transaction, which activities concluded by the end of 2025. In connection with the sale of the Athlone Facility, the Company received $97.9 million from Novo, which included a payment of approximately $91.0 million for the facility and certain related assets, and recorded a gain of approximately $1.5 million within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2024.

In November 2023, the Company completed the separation of its former oncology business into Mural Oncology plc (“Mural”), a new, independent, publicly-traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding ordinary shares of Mural to the Company’s shareholders (the “Distribution”), in which each of the Company’s shareholders received one ordinary share, nominal value $0.01 per share, of Mural for every ten ordinary shares, par value $0.01 per share, of the Company (the “Distribution Ratio”) held by such shareholder as of the close of business on November 6, 2023, the record date for the Distribution (the “Record Date”). The historical results of the oncology business have been reflected as discontinued operations in the Company’s consolidated financial statements through November 15, 2023 (the “Separation Date”). For additional information related to the Separation, see Note 15, Discontinued Operations in these “Notes to Consolidated Financial Statements” in this Annual Report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes plc and its wholly-owned subsidiaries that were subsidiaries of Alkermes plc during the year ended December 31, 2025 and do not include any accounts of subsidiaries acquired in February 2026 as part of the Avadel Acquisition. Intercompany accounts and transactions have been eliminated. Columns and rows within tables may not sum due to rounding.

Reclassification

The Company has presented its former oncology business as discontinued operations in its consolidated statement of operations and comprehensive income as of December 31, 2023. See Note 15, Discontinued Operations in these “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations

The Company determined that the Separation met the criteria for classification of the former oncology business as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations. Accordingly, the accompanying consolidated financial statements have been updated to present the results of the oncology business as discontinued operations through the Separation Date for the year ended December 31, 2023 in the consolidated statements of operations and comprehensive income.

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

Cash, Cash Equivalents and Restricted Cash

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

Restricted Cash

The Company’s restricted cash balance as of December 31, 2025 represents cash held in escrow to finance the portion of the consideration for the Avadel Acquisition that is in excess of the amounts secured under the bridge term loan credit agreement, as amended and restated on November 18, 2025 (the “Bridge Credit Agreement”).

Investments

The Company has investments in various types of securities, consisting primarily of United States (“U.S.”). government and agency obligations and corporate debt securities. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies. The Company limits the amount of credit exposure to any one financial institution or corporate issuer. The Company classifies these investments as available-for-sale, with such investments carried at fair value and unrealized gains and losses included in accumulated other comprehensive income, net of related tax. Realized gains and losses on available-for-sale debt securities are included in other income (expense), net. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income.

The Company’s held-to-maturity investments are restricted investments held as collateral under letters of credit related to certain of the Company’s agreements and are included in “Investments—long-term,” in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. At December 31, 2025, the Company’s financial assets consisted of cash equivalents and investments and are classified within the fair value hierarchy as follows:

•
Level 1–these valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs at December 31, 2025 included U.S. treasury securities, marketable securities classified as cash equivalents and a fixed term deposit account;

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 2–these valuations are based on quoted prices for identical or similar assets in active markets or other market observable inputs such as interest rates, yield curves, foreign currency spot rates and option pricing valuation models. Assets utilizing Level 2 inputs at December 31, 2025 included U.S. government agency debt securities and investments in corporate debt securities that are trading in the credit markets; and
•
Level 3- these valuations are based on significant inputs not observable in markets. Assets utilizing Level 3 inputs at December 31, 2025 included an investments in a corporate debt security.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses and accrued sales discounts, allowances and reserves approximate fair value due to their short-term nature.

Inventory

Inventory is stated at the lower of cost and net realizable value. The Company utilizes a standard cost basis, which approximates cost determined using the first-in first-out method. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of preclinical and clinical products, which have alternative future use and are charged to R&D expense when consumed. The cost elements included within inventory include three primary categories for commercial products: cost of raw materials; direct labor; and overhead. Overhead is based on the normal capacity of the Company’s production facility and does not include costs from abnormally low production or idle capacity, which are expensed directly to the consolidated statement of operations and comprehensive income.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Product Sales, Net

The Company’s product sales, net in 2025 and 2024 consisted of sales in the U.S. of ARISTADA®, ARISTADA INITIO® LYBALVI® and VIVITROL®, primarily to wholesalers, specialty distributors and pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, healthcare providers or payers. The Company’s process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

•
Medicaid Rebates—the Company records accruals for rebates to U.S. states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel using the expected value method. The Company rebates individual U.S. states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on the Company’s average manufacturer prices. The Company estimates expected unit sales to individuals covered by Medicaid and rebates per unit under the Medicaid program and adjusts its rebate accrual based on actual unit sales and rebates per unit and changes in trends in Medicaid utilization. In 2025, actual Medicaid utilization rates related to VIVITROL and ARISTADA/ARISTADA INITIO, were lower than original estimates by approximately $26.7 million and $13.6 million, respectively. In 2024, actual Medicaid utilization rates related to VIVITROL were lower than original estimates, due, in part, to $8.7 million in actual credits received from certain states in the fourth quarter of 2024 related to duplicate Medicaid billings;
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
•
Product Returns—the Company records an estimate for product returns at the time its customers take control of their product. The Company estimates this liability using the expected returns of product sold based on historical return levels and specifically identified anticipated returns due to known business conditions and product expiry dates. Return amounts are recorded as a reduction of sales. Once product is returned, it is destroyed. To date, actual product returns have not differed materially from the Company’s estimates; and
•
Medicare Part D—the Company records accruals for Medicare Part D liabilities under the Medicare Manufacturer Discount Program as a reduction of sales. Under an agreement with the Centers for Medicare and Medicaid Services, manufacturers are responsible for reimbursing Medicare for a specified percentage discount on the cost of applicable drugs during the initial coverage phase and a specified percentage discount during the catastrophic coverage phase of the Medicare Part D benefit. Actual Medicare Part D rebates have not differed materially from the Company’s estimates.

A rollforward of the Company’s provisions for sales and allowances is as follows:

	Year Ended December 31, 2025
(In thousands)	Contractual Adjustments(1)	Discounts(2)	Product Returns	Other	Total
Beginning balance — December 31, 2024	$228,978	$43,645	$50,507	$13,297	$336,427
Current provisions relating to sales in current year	544,520	420,368	29,914	89,083	1,083,885
Adjustments relating to prior years	(43,310)	174	(12,561)	(358)	(56,055)
Payments relating to sales in current year	(392,801)	(398,925)	—	(80,080)	(871,806)
Payments relating to sales in prior years	(127,476)	(23,935)	(12,405)	(12,600)	(176,416)
Ending balance — December 31, 2025	$209,911	$41,327	$55,455	$9,342	$316,035

	Year Ended December 31, 2024
(In thousands)	Contractual Adjustments(1)	Discounts(2)	Product Returns	Other	Total
Beginning balance — December 31, 2023	$234,414	$28,690	$41,064	$10,164	$314,332
Current provisions relating to sales in current year	557,651	386,625	28,627	87,373	1,060,276
Adjustments relating to prior years	(20,562)	—	(3,700)	—	(24,262)
Payments/credits relating to sales in current year	(369,869)	(353,629)	—	(70,752)	(794,250)
Payments/credits relating to sales in prior years	(172,656)	(18,041)	(15,484)	(13,488)	(219,669)
Ending balance — December 31, 2024	$228,978	$43,645	$50,507	$13,297	$336,427

	Year Ended December 31, 2023
(In thousands)	Contractual Adjustments(1)	Discounts(2)	Product Returns	Other	Total
Beginning balance — December 31, 2022	$226,741	$26,175	$29,666	$7,938	$290,520
Current provisions relating to sales in current year	509,780	326,860	33,417	71,449	941,506
Adjustments relating to prior years	(8,921)	—	2,841	—	(6,080)
Payments/credits relating to sales in current year	(308,353)	(293,785)	—	(56,224)	(658,362)
Payments/credits relating to sales in prior years	(184,833)	(30,560)	(24,860)	(12,999)	(253,252)
Ending balance — December 31, 2023	$234,414	$28,690	$41,064	$10,164	$314,332

(1)
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals
(2)
“Discounts” include “Chargebacks” and “Product Discounts”

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total revenue-related reserves as of December 31, 2025 and 2024, included in our consolidated balance sheets, are summarized as follows:

	December 31,
(In thousands)	2025	2024
Reduction of accounts receivable	$21,049	$22,031
Components of accrued sales discounts, allowances and reserves	247,126	272,452
Components of other long-term liabilities	47,860	41,944
Total revenue-related reserves	$316,035	$336,427

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

Receivables, net

Receivables, net, include amounts billed and amounts unbilled but currently unconditionally due from customers. The amounts due are stated at their net estimated realizable value. The Company’s unbilled receivable balance was $65.8 million and $69.5 million at December 31, 2025 and 2024, respectively, and related primarily to royalty revenue. The Company maintains an allowance for doubtful accounts to provide for the estimated amounts of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company’s allowance for doubtful accounts was approximately $0.4 million and $0.3 million at December 31, 2025 and 2024, respectively.

Contract Assets

Contract assets include unbilled amounts that will result in a sale under certain of the Company’s manufacturing contracts. The amounts included in the contract assets table below are classified as “Current assets” in the accompanying consolidated balance sheets, as they relate to manufacturing processes that are completed in ten days to eight weeks.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract assets consisted of the following:

(In thousands)	Contract Assets
Contract assets at January 1, 2024	$706
Additions	6,615
Transferred to receivables, net	(2,331)
Contract assets at December 31, 2024	$4,990
Additions	4,483
Transferred to receivables, net	(9,473)
Contract assets at December 31, 2025	$—

Contract Liabilities

Contract liabilities consist of contractual obligations related to deferred revenue. At December 31, 2025 and 2024, none and $1.2 million of the contract liabilities, respectively, were classified as “Contract liabilities–short-term” in the accompanying consolidated balance sheets and none of the contract liabilities in either period were classified as “Other long-term liabilities” in the accompanying consolidated balance sheets.

Contract liabilities consisted of the following:

(In thousands)	Contract Liabilities
Contract liabilities at January 1, 2024	$4,775
Additions	34
Amounts recognized into revenue	(3,560)
Contract liabilities at December 31, 2024	$1,249
Additions	1,313
Amounts recognized into revenue	(2,562)
Contract liabilities at December 31, 2025	$—

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Gains and losses as a result of translation adjustments are recorded within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2025, 2024 and 2023, the Company recorded a gain of $1.0 million and losses of $0.8 million and $0.5 million, respectively, on foreign currency translation.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are receivables and marketable securities. Billings to large pharmaceutical companies and pharmaceutical wholesalers account for the majority of the Company’s receivables, and collateral is not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue
McKesson	33%	31%	36%	25%	14%	14%
Cencora	26%	20%	17%	15%	16%	12%
Cardinal Health	17%	17%	16%	19%	24%	20%
Janssen	12%	*	14%	17%	23%	31%
Biogen	*	*	*	11%	*	11%

*	Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2025, 2024 and 2023, as noted.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Company revenues by geographic location for the years ended December 31, 2025, 2024 and 2023, as determined by the location of the customer, are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue by region:
U.S.	$1,372,787	$1,410,159	$1,491,939
Ireland	754	1,294	1,179
Rest of world	102,358	146,179	170,287

The location of the Company’s assets are as follows:

	December 31,
(In thousands)	2025	2024
Assets by region:
Current assets:
U.S.:
Cash and cash equivalents	$129,103	$70,303
Investments—short-term	199,145	203,631
Receivables, net	265,440	306,259
Other current assets	146,834	129,332
Ireland:
Cash and cash equivalents	$259,467	$220,843
Restricted cash	731,206	—
Investments—short-term	500	256,891
Receivables, net	68,585	78,269
Other current assets	128,883	149,827
Long-term assets:
U.S.:
Property, plant and equipment, net	$221,683	$226,646
Investments—long-term	145	24,629
Other	235,183	210,792
Ireland:
Property, plant and equipment, net	$39	$918
Investments—long-term	—	48,519
Intangible assets, net and goodwill	83,842	83,917
Other	16,938	44,791

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

Advertising costs are expensed as incurred. During the years ended December 31, 2025, 2024 and 2023, advertising costs totaled $89.7 million, $107.6 million and $127.6 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each stock option granted was estimated on the grant date with the following weighted-average assumptions:

Year Ended December 31,
	2025	2024	2023
Expected option term	5 - 7 years	5 - 7 years	5 - 8 years
Expected stock volatility	38% - 41%	38% - 42%	40% - 44%
Risk-free interest rate	3.75% - 4.45%	3.64% - 4.60%	3.34% - 4.75%
Expected annual dividend yield	—	—	—

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes changes in equity that are excluded from net income, such as unrealized holding gains and losses on available-for-sale investments.

Earnings Per Share

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

Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers all of its eligible U.S.-based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service (“IRS”) limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and Company contributions are fully vested when made. During the years ended December 31, 2025, 2024 and 2023, the Company contributed $16.3 million, $15.1 million and $15.0 million, respectively, to match employee deferrals under the 401(k) Plan.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plan

The Company maintains a defined contribution plan for its Ireland-based employees (the “Defined Contribution Plan”). The Defined Contribution Plan provides for eligible employees to contribute up to a maximum of 40%, depending upon their age, of their total taxable earnings subject to an earnings cap of €115,000. The Company provides a match of up to 18% of taxable earnings depending upon an individual’s contribution level. During the years ended December 31, 2025, 2024 and 2023, the Company contributed $2.5 million, $3.4 million and $5.6 million, respectively, in contributions to the Defined Contribution Plan.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to assist key stakeholders in better assessing how the Company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. This ASU became effective for public companies for annual periods beginning after December 15, 2024. This guidance was applied on a retrospective basis. See Note 17, Income Taxes in these “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures, to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly-presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development. All disclosure requirements under this guidance are required for public business entities and effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this guidance will be applied prospectively to financial statements for periods after the effective dates. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements and related disclosures.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

During the years ended December 31, 2025, 2024 and 2023, the Company recorded product sales, net, as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
VIVITROL	$467,912	$457,315	$400,419
ARISTADA and ARISTADA INITIO	370,044	346,187	327,690
LYBALVI	346,687	280,032	191,889
Total product sales, net	$1,184,643	$1,083,534	$919,998

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2025, 2024 and 2023, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Year Ended December 31, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$109,572	$109,572
VUMERITY	16,539	113,929	130,468
RISPERDAL CONSTA	19,569	55	19,624
Other	9,887	21,705	31,592
	$45,995	$245,261	$291,256

	Year Ended December 31, 2024
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$236,386	$236,386
VUMERITY	39,292	94,755	134,047
RISPERDAL CONSTA	23,172	272	23,444
Other	56,962	23,256	80,218
	$119,426	$354,669	$474,095

	Year Ended December 31, 2023
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$486,101	$486,101
VUMERITY	42,886	86,440	129,326
RISPERDAL CONSTA	36,123	1,153	37,276
Other	63,489	27,196	90,685
	$142,498	$600,890	$743,388

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

Following issuance of the Final Award, the Company recognized royalty revenues related to the back royalties noted above and resumed recognizing royalty revenue related to ongoing U.S. sales of the long-acting INVEGA products. During 2023, the Company recorded $486.1 million in royalty revenue from sales of the long-acting INVEGA products, including $195.4 million in back royalties and associated interest related to net sales of the long-acting INVEGA in the U.S. in 2022, and approximately $290.7 million related to resumed recognition of royalty revenue related to worldwide net sales of the long-acting INVEGA products.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
December 31, 2025	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$101,033	$338	$—	$—	$101,371
Corporate debt securities	97,740	534	—	—	98,274
Total short-term investments	198,773	872	—	—	199,645
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	145	—	—	—	145
Total investments	$198,918	$872	$—	$—	$199,790

December 31, 2024
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$266,506	$763	$(58)	$(6)	$267,205
Corporate debt securities	192,617	762	(58)	(4)	193,317
Total short-term investments	459,123	1,525	(116)	(10)	460,522
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	48,856	—	—	(179)	48,677
Corporate debt securities	24,484	—	—	(158)	24,326
	73,340	—	—	(337)	73,003
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	73,485	—	—	(337)	73,148
Total investments	$532,608	$1,525	$(116)	$(347)	$533,670

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Proceeds from the sales and maturities of investments	$697,492	$310,286	$355,522
Realized gains	$1,753	$—	$—
Realized losses	$(16)	$—	$—

The Company’s available-for-sale and held-to-maturity securities at December 31, 2025 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$104,442	$104,680	$145	$145
After 1 year through 5 years	94,331	94,965	—	—
Total	$198,773	$199,645	$145	$145

In February 2025, the Company entered into an agreement whereby it is committed to provide up to €10.0 million to a partnership, Fountain Healthcare Partners Fund IV, L.P. (“Fountain”), which was created to carry on the business of investing exclusively in companies and businesses engaged in the healthcare, pharmaceutical and life sciences sectors. The Company’s commitment represents approximately 9.2% of the partnership’s total funding, and the Company is accounting for its investment in Fountain under the equity method. As of December 31, 2025, the Company had made payments of, and its investment is equal to, $0.7 million (€0.7 million), which is included within “Other assets” in the accompanying condensed consolidated balance sheets.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,583	$18,583	$—	$—
U.S. government and agency debt securities	101,371	94,246	7,125	—
Corporate debt securities	98,274	—	97,774	500
Total	$218,228	$112,829	$104,899	$500

	December 31,
	2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,388	$8,388	$—	$—
U.S. government and agency debt securities	315,882	265,090	50,792	—
Corporate debt securities	217,643	—	217,643	—
Total	$541,913	$273,478	$268,435	$—

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between levels during the year ended December 31, 2025.

The following table is a rollforward of the fair value of the Company’s assets with fair values that were determined using Level 3 inputs at December 31, 2025:

(In thousands)	Fair Value
Balance, January 1, 2025	$—
Purchase of a corporate debt security	500
Balance, December 31, 2025	$500

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

6. INVENTORY

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Raw materials	$68,387	$72,139
Work in process	90,498	79,871
Finished goods(1)	37,740	30,877
Total inventory	$196,625	$182,887

(1)
At December 31, 2025 and 2024, the Company had $31.7 million and $22.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Land	$957	$957
Building and improvements	150,672	134,699
Furniture, fixtures and equipment	255,773	244,113
Leasehold improvements	42,535	42,416
Construction in progress	38,795	58,391
Subtotal	488,732	480,576
Less: accumulated depreciation	(267,010)	(253,012)
Total property, plant and equipment, net	$221,722	$227,564

Depreciation expense was $31.1 million, $27.4 million and $25.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In December 2023, the Company determined that $2.9 million of its construction in progress at its Wilmington, Ohio manufacturing facility had no future value and was written off through “cost of goods manufactured and sold” in the accompanying consolidated statements of operations and comprehensive income during the year ended December 31, 2023.

8. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following:

		December 31, 2025			December 31, 2024
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$83,027	$—	$83,027	$83,027	$—	$83,027
Finite-lived intangible assets:
Collaboration agreements	12	$465,590	$(465,590)	$—	$465,590	$(465,590)	$—
Capitalized IP	11-13	118,160	(117,345)	815	118,160	(117,270)	890
Total		$583,750	$(582,935)	$815	$583,750	$(582,860)	$890

The Company’s finite-lived intangible assets primarily consisted of collaborative agreements and the NANOCRYSTAL and oral controlled release technologies acquired as part of the EDT acquisition. These intangible assets were fully amortized in the year ended December 31, 2024. The Company recorded less than $0.1 million, $1.1 million and $35.7 million of amortization expense related to its finite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023, respectively.

The Company performed its annual goodwill impairment test as of October 31, 2025. The Company elected to perform a qualitative impairment test and determined that based on the weight of all available evidence, the fair value of the reporting unit more-likely-than-not exceeded its carrying value.

9. LEASES

All of the Company’s leases are accounted for as operating leases. At December 31, 2025 and 2024, the operating leases held by the Company had a weighted average incremental borrowing rate of 3.6% and 4.0%, respectively, and a weighted average remaining lease term of 5.8 years and 7.2 years, respectively. During the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included for the measurement of lease liabilities was $10.3 million, $10.1 million and $10.3 million, respectively. The Company recorded operating lease expense of $7.5 million, $7.2 million and $10.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future lease payments under non-cancelable leases as of December 31, 2025 consisted of the following:

December 31,
(In thousands)	2025
2026	10,480
2027	9,613
2028	9,677
2029	9,611
2030	9,345
Thereafter	41,026
Total operating lease payments	$89,752
Less: imputed interest	(19,753)
Total operating lease liabilities	$69,999

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Accounts payable	$107,950	$45,630
Accrued compensation	82,450	70,960
Accrued other	99,165	68,742
Total accounts payable and accrued expenses	$289,565	$185,332

A summary of the Company’s current provision for sales discounts, allowances and reserves is as follows:

	December 31,	December 31,
(In thousands)	2025	2024
Medicaid rebates	$186,068	$202,044
Product discounts	18,688	19,351
Medicare Part D	23,843	26,933
Other	18,527	24,124
Total accrued sales discounts, allowances and reserves	$247,126	$272,452

Included in accounts payable was approximately $59.6 million and $11.4 million of amounts payable related to state Medicaid rebates as of December 31, 2025 and 2024, respectively.

11. LONG-TERM DEBT

In November 2025, the Company entered into the Bridge Credit Agreement in order to fund the Avadel Acquisition. The Bridge Credit Agreement provided for a senior secured bridge term loan facility (the “Bridge Credit Facility”) in an aggregate principal amount of up to approximately $1.5 billion that was available to finance the Avadel Acquisition. In addition, the Company placed approximately $731.2 million of its cash into an escrow account to finance the remainder of the consideration for the Avadel Acquisition. Loans under the Bridge Credit Facility were available, subject to the satisfaction of certain conditions set forth in the Bridge Credit Agreement, and were scheduled to mature on the date that is 364 days after the date on which the loans were funded under the Bridge Credit Facility. The commitments under the Bridge Credit Facility were to terminate on the earlier of (i) the date on which all of the consideration payable in respect of the Avadel Acquisition was paid in full without the making of any loans under the Bridge Credit Facility and (ii) the date on which a Mandatory Cancellation Event (as defined in the Bridge Credit Agreement) occurred or existed. Accordingly, on February 12, 2026, in connection with completion of the Avadel Acquisition and the Company’s entry into the Credit Agreement (as defined below), the Company terminated the Bridge Credit Agreement, as the commitments under the Credit Agreement, together with the Company’s cash on hand, were sufficient to fund the Avadel Acquisition. During the year ended December 31, 2025, the Company incurred approximately $12.3 million in financing costs related to the Bridge Credit Agreement which was recorded within “Interest expense” in the accompanying consolidated statements of operations and comprehensive income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 12, 2026, in connection with the Avadel Acquisition, the Company entered into a credit agreement (the “Credit Agreement”), by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger and Joint Bookrunner, and the lenders party thereto. The Credit Agreement provides for (i) a senior secured term loan A facility in an aggregate principal amount of up to $750.0 million (the “TLA Facility”) and (ii) a senior secured term loan B facility in an aggregate principal amount of up to $775.0 million (the “TLB Facility” and together with the TLA Facility, the “Facilities”). The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031. On the closing date of the Facilities (the “Closing Date”), the Company borrowed the full $1.525 billion available under the Facilities.

Borrowings under the TLA Facility will bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio (as defined in the Credit Agreement)-based margin, which will initially be 2.75% per annum or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-based margin, which will initially be 1.75% per annum. Borrowings under the TLB Facility will bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate plus a margin of 2.75% per annum or (ii) the Alternate Base Rate plus a margin of 1.75% per annum. The Company has agreed to pay certain fees and expenses in connection with the Facilities, as set forth in the Credit Agreement and certain related fee letters.

The Credit Agreement (other than with respect to the TLB Facility) requires the maintenance of a maximum Secured Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement), in each case, with the levels set forth in the Credit Agreement, as of the last day of any fiscal quarter of the Company ending after the Closing Date. In addition, the Credit Agreement contains customary affirmative and negative covenants that apply after the Closing Date, including limitations on indebtedness, liens, mergers, consolidations, sales of assets, investments, transactions with affiliates, restricted payments and sales and leasebacks. The Credit Agreement also contains certain customary events of default, including upon a change of control.

The Credit Agreement is guaranteed by subsidiary guarantors and secured by a lien on substantially all of the assets of the borrowers and the subsidiary guarantors, whether owned as of the Closing Date or thereafter acquired.

In December 2024, the Company prepaid in full all previously outstanding term loans (the “Former Term Loans”) under, and terminated, the Company’s then-in-effect amended and restated credit agreement without penalty, through paying off the remaining principal amount due thereunder of $289.5 million. The Company accounted for such prepayment as a debt extinguishment and recorded a loss of approximately $0.8 million within “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2024.

12. EARNINGS PER SHARE

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

	Year Ended December 31,
(In thousands)	2025	2024	2023
Numerator:
Net income from continuing operations	$241,664	$372,138	$519,157
Net loss from discontinued operations	—	(5,068)	(163,400)
Net income	$241,664	$367,070	$355,757
Denominator:
Weighted average number of ordinary shares outstanding	164,703	165,392	166,223
Effect of dilutive securities:
Stock options	1,867	1,377	1,093
Restricted stock unit awards	2,173	2,429	2,414
Dilutive ordinary share equivalents	4,040	3,806	3,507
Shares used in calculating diluted earnings per ordinary share	168,743	169,198	169,730

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potential ordinary share equivalents were not included in the net income (loss) per share calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Stock options	9,468	11,517	12,422
Restricted stock unit awards	2,243	2,391	2,378
Total	11,711	13,908	14,800

13. SHAREHOLDERS’ EQUITY

Share Repurchase Program

In February 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase ordinary shares of the Company in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time on the open market (the “Repurchase Program”). The specific timing and amounts of repurchases under the Repurchase Program will depend on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of the Company’s ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2025, the Company did not repurchase any of its ordinary shares under the Repurchase Program. During the year ended December 31, 2024, the Company repurchased approximately 7.9 million of its ordinary shares under the Repurchase Program at an average price of $25.33 per share, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchase of $200.0 million. All ordinary shares repurchased were returned to treasury. As of December 31, 2025, the remaining amount authorized under the Repurchase Program was $200.0 million.

14. SHARE-BASED COMPENSATION

Share-Based Compensation Expense

The following table presents share-based compensation expense from continuing and discontinued operations included in the Company’s consolidated statements of operations and comprehensive income:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of goods manufactured and sold	$6,757	$5,798	$11,353
Research and development	25,659	28,085	25,753
Selling, general and administrative	66,300	62,754	55,611
Share-based compensation expense from continuing operations	98,716	96,637	92,717
Research and development	—	—	3,255
Selling, general and administrative	—	—	4,933
Share-based compensation expense from discontinued operations	—	—	8,188
Total share-based compensation expense	$98,716	$96,637	$100,905

During the years ended December 31, 2025, 2024 and 2023, $3.2 million, $3.1 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” and $1.6 million, none and none, respectively, of share-based compensation expense was capitalized and recorded as “Other assets” in the accompanying consolidated balance sheets.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 21, 2025, the Company’s shareholders approved an amended version of the then-current version of the 2018 Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 4.25 million. At December 31, 2025, there were 17.9 million ordinary shares available for issuance in the aggregate under the 2018 Plan. The 2018 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 1.8-to-1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2025	17,478,619	$31.73
Granted	1,807,610	$35.03
Exercised	(1,826,407)	$23.77
Expired	(1,034,094)	$63.52
Forfeited	(190,358)	$30.42
Outstanding, December 31, 2025	16,235,370	$30.98
Exercisable, December 31, 2025	10,855,664	$31.20

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $16.30, $14.08 and $13.74, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $16.3 million, $10.9 million and $6.0 million, respectively.

At December 31, 2025, there were 5.2 million stock options expected to vest, with a weighted average exercise price of $30.46 per share, a weighted average contractual remaining life of 7.7 years and an aggregate intrinsic value of $3.2 million. At December 31, 2025, the aggregate intrinsic value of stock options exercisable was $34.6 million with a weighted average remaining contractual term of 4.3 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding unvested options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At December 31, 2025, there was $28.8 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

Time-Based Restricted Stock Unit Awards

A summary of time-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2025	4,905,206	$26.80
Granted	2,115,535	$35.24
Forfeited	(343,414)	$30.78
Vested	(2,044,461)	$25.24
Unvested, December 31, 2025	4,632,866	$31.08

The weighted average grant date fair values of time-vesting RSUs granted during the years ended December 31, 2025, 2024 and 2023 were $35.24, $29.51 and $27.65, respectively. The total fair value of time-vesting RSUs that vested during the years ended December 31, 2025, 2024 and 2023, was $51.6 million, $51.6 million and $63.0 million, respectively.

At December 31, 2025, there was $59.8 million of total unrecognized share-based compensation expense related to unvested time-vesting RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-Based Restricted Stock Unit Awards

In February 2025, 2024 and 2023, the compensation committee of the Company’s board of directors approved the Company’s long-term incentive plans, pursuant to which awards of performance-based RSUs are granted to employees of the Company at the Senior Vice President level and above, in each case subject to vesting based on the achievement of certain financial, commercial and/or R&D performance criteria to be assessed over a performance period of three years from the date of the grant, and subject, at the end of such three-year performance period, to upward or downward adjustment based on a market condition tied to relative share price performance over the three-year performance period.

A summary of performance-based RSU activity is presented in the following table:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2025	1,335,658	$32.13
Granted	533,031	$40.15
Forfeited	(145,745)	$30.13
Vested	(469,513)	$30.13
Unvested, December 31, 2025	1,253,431	$36.53

The weighted average grant date fair values of performance-based RSUs granted during the years ended December 31, 2025, 2024 and 2023 were $40.15, $32.46 and $29.91, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2025, 2024 and 2023 were $8.2 million, $10.1 million and $5.9 million, respectively. At December 31, 2025, there was $5.2 million of unrecognized share-based compensation expense related to unvested performance-based RSUs which would be recognized in accordance with the terms of the awards when the Company deems it probable that the performance criteria will be met.

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

15. DISCONTINUED OPERATIONS

Mural Oncology Separation

In November 2023, the Company completed the Separation. In connection with the Separation, the Company entered into a separation agreement with Mural, dated as of November 13, 2023, that, among other things, set forth the Company’s agreements with Mural regarding the principal actions taken or to be taken in connection with the Separation, including the Distribution. The separation agreement identified those assets to be transferred to, liabilities to be assumed by and contracts to be assigned to Mural as part of the Separation and it provided for when and how such transfers, assumptions and assignments were to occur. The purpose of the separation agreement was to provide Mural and the Company with those assets necessary to operate their respective businesses and to retain or assume the respective liabilities related to those assets.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Discontinued Operations

The results of the former oncology business and transaction costs related to the Separation have been reflected as “Loss from discontinued operations, net of taxes” in the accompanying consolidated statement of operations and comprehensive income through the Separation Date in November 2023. The transaction costs related to the Separation were $36.0 million during 2023, primarily related to professional fees for separation activities within the finance, tax, legal and information technology functions.

The following table summarizes expenses of the discontinued operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Operating expenses from discontinued operations
Cost of goods manufactured	$—	$39
Research and development	5,790	116,177
Selling, general and administrative	—	48,587
Total operating expenses from discontinued operations	5,790	164,803
Operating loss from discontinued operations	(5,790)	(164,803)
Income tax benefit from discontinued operations	(722)	(1,403)
Net loss and comprehensive loss from discontinued operations	$(5,068)	$(163,400)

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the year ended December 31, 2023:

Year Ended December 31,
(In thousands)	2023
OPERATING ACTIVITIES:
Depreciation	$2,319
Share-based compensation expense	8,188
Right-of-use assets	3,803
Operating lease liabilities	(3,938)

INVESTING ACTIVITIES:
Additions of property, plant and equipment	$(1,798)

16. COLLABORATIVE ARRANGEMENTS

The Company has entered into several collaborative arrangements to develop and commercialize products and, in connection with such arrangements, to access technologies, financial, marketing, manufacturing and other resources. Refer to the “Patents and Proprietary Rights” section in “Item 1— Business” of this Annual Report for information with respect to IP protection for these products. The collaboration revenue the Company has earned in the years ended December 31, 2025, 2024 and 2023 is summarized in Note 3, Revenue from Contracts with Customers within the notes to the consolidated financial statements in this Annual Report.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s significant collaborative arrangements are described below:

Janssen

INVEGA SUSTENNA/XEPLION, INVEGA TRINZA/TREVICTA and INVEGA HAFYERA/BYANNLI

Under an exclusive license agreement with Janssen, the Company provided Janssen with rights to, and know-how, training and technical assistance in respect of, the Company’s small particle pharmaceutical compound technology, known as NANOCRYSTAL technology, which was used to develop the long-acting INVEGA products, and the Company received milestone payments from Janssen upon the achievement of certain development goals from Janssen; there are no further milestones to be earned under this agreement. The agreement also provides for tiered royalty payments, which consist of a patent royalty and a know-how royalty, both of which are determined on a country-by-country basis. The patent royalty, which equals 1.5% of net sales, is payable in each country until the expiration of the last of the patents with valid claims applicable to the product in such country. As of August 30, 2024, all patent royalties had expired. The know-how royalty is a tiered royalty of 3.5%, 5.5% and 7.5% on aggregate worldwide net sales of below $250 million, between $250 million and $500 million, and greater than $500 million, respectively. The know-how royalty rate resets to 3.5% at the beginning of each calendar year and is payable until 15 years from first commercial sale of a product in each individual country, subject to expiry of the agreement. These royalty payments may be reduced in any country based on patent litigation or on competing products achieving certain minimum sales thresholds. The license agreement, unless earlier terminated, terminates upon the expiration of the last of the patents subject to the agreement. After expiration, Janssen retains a non-exclusive, royalty-free license to develop, manufacture and commercialize the products, subject to certain surviving obligations. Janssen may terminate the license agreement in whole or in part upon three months’ notice to the Company. The Company and Janssen have the right to terminate the agreement upon a material breach of the other party, which is not cured within a certain time period, or upon the other party’s bankruptcy or insolvency.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Following FDA approval of VUMERITY in 2019, Biogen is responsible for all development and commercialization activities for VUMERITY and all other products covered by the patents that we licensed to Biogen.

Under the license and collaboration agreement, Biogen appointed the Company as the toll manufacturer of clinical and commercial supplies of VUMERITY, subject to Biogen’s right to manufacture or have manufactured commercial supplies as a back-up manufacturer. In October 2019, the Company entered into a commercial supply agreement with Biogen for the commercial supply of VUMERITY, an amendment to such commercial supply agreement and an amendment to the license and collaboration agreement with Biogen, pursuant to which Biogen has, following a completed technology transfer and an agreed manufacturing transition period, assumed all responsibility for the manufacture (itself or through a designee) of clinical and commercial supplies of VUMERITY in exchange for an increase in the royalty rate to be paid by Biogen to the Company on net sales of product that is manufactured by Biogen or its designee. In May 2024, the Company completed the sale of the Athlone Facility where VUMERITY was manufactured. In connection with the sale of the Athlone Facility, the Company entered into a subcontracting arrangement with the purchaser of the Athlone Facility for the manufacture of VUMERITY through the manufacturing transition period, which concluded in August 2025.

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

17. INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current income tax provision (benefit):
Domestic - Ireland	$12,928	$1,192	$—
Foreign - U.S.	8,084	29,898	(259)
Total current income tax provision (benefit)	21,012	31,090	(259)

Deferred income tax provision (benefit):
Domestic - Ireland	$28,620	$61,783	$(107,064)
Foreign - U.S.	154	(21,261)	9,685
Total deferred income tax provision (benefit)	28,774	40,522	(97,379)
Total income tax provision (benefit)	$49,786	$71,612	$(97,638)

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax provisions in 2025 and 2024 were primarily due to taxes on income earned in Ireland. The income tax benefit in 2023 was primarily due to the partial release of the valuation allowance maintained against certain Irish deferred tax assets, partially offset by taxes on income earned in the U.S. and Ireland.

In December 2022, the EU implemented a new corporate minimum tax rate of 15% on companies with consolidated annual revenue of at least €750.0 million, which was transposed into Irish law effective as of January 1, 2024. The Company has determined that this new minimum tax had no material impact for the years ended December 31, 2025 and 2024.

The income tax benefit associated with the Company’s former oncology business, and the tax impact of the Separation, are discussed in further detail in Note 15, Discontinued Operations, in these “Notes to Consolidated Financial Statements” in this Annual Report. The tax benefits included within discontinued operations were $0.7 million, and $1.4 million for the years ended December 31, 2024, and 2023, respectively.

No provision for income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because such earnings are indefinitely reinvested in the foreign operations. Cumulative unremitted earnings of U.S. subsidiaries totaled approximately $965.7 million at December 31, 2025. In the event of a repatriation of those earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to adjustment, if any, for foreign tax credits and foreign withholding taxes payable to foreign tax authorities. The Company estimates that approximately $70.0 million of income taxes would be payable on the repatriation of the unremitted earnings to Ireland.

The distribution of the Company’s income before the provision (benefit) for income taxes by geographical area consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Domestic - Ireland	$280,129	$440,674	$411,767
Foreign - U.S.	11,321	3,076	9,752
Income from continuing operations before provision (benefit) for income taxes	$291,450	$443,750	$421,519

The components of the Company’s net deferred tax assets consist of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net Operating Loss ("NOL") carryforwards	$58,850	$80,209
Tax credits	28,716	26,882
Share-based compensation	32,483	33,773
Accrued expenses and reserves	45,635	41,189
Research and development expenses	65,843	71,167
Lease liability	16,293	17,537
Other	4,621	3,695
Less: valuation allowance	(83,364)	(79,727)
Total deferred tax assets	169,077	194,725
Deferred tax liabilities:
Inventory	(3,845)	—
Property, plant and equipment	(22,458)	(21,917)
Right-to-use asset	(15,010)	(16,337)
Other	(1,949)	(1,940)
Total deferred tax liabilities	(43,262)	(40,194)
Net deferred tax assets	$125,815	$154,531

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in the valuation allowance associated with deferred taxes consists of the following:

(In thousands)	Balance at Beginning of Period(1)	(Additions) / Reductions(2)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2023	$(271,517)	$142,221	$(129,296)
Deferred tax asset valuation allowance for the year ended December 31, 2024	$(129,296)	$49,569	$(79,727)
Deferred tax asset valuation allowance for the year ended December 31, 2025	$(79,727)	$(3,637)	$(83,364)

(1)
The beginning balance as of January 1, 2023 is inclusive of continuing and discontinued operations.
(2)
(Additions) reductions represent continuing and discontinued operations for the periods prior to the Separation in November 2023. The additions during the year ended December 31, 2025 primarily relate to the realization of Irish capital losses on foreign exchange transactions. The reductions during the year ended December 31, 2024 primarily relate to the abandonment of certain Irish NOLs following the sale of the Athlone Facility to Novo. These NOLs were transferred from Elan Corporation, plc as part of the combination of the drug technology business of Elan Corporation, plc with the business of Alkermes, Inc. A number of restrictions applied to these NOLs thereby restricting the Company’s ability to utilize such NOLs. Following the sale of the Athlone Facility, the Company believes that its ability to utilize these NOLs is remote. The reduction during the year ended December 31, 2023 primarily relates to the partial release of the valuation allowance maintained by the Company against certain Irish net deferred tax assets.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making such assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. At December 31, 2025, the Company maintained a valuation allowance of $30.5 million against certain U.S. state deferred tax assets and $52.8 million against certain Irish deferred tax assets, as the Company has determined that it is more-likely-than-not that these deferred tax assets will not be realized and some may be abandoned.

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

As of December 31, 2025, the Company had $210.2 million of Irish NOL carryforwards, $13.6 million of U.S. federal NOL carryforwards, $43.2 million of state NOL carryforwards and $35.2 million of state tax credits which will either expire on various dates through 2040 or can be carried forward indefinitely. These loss and credit carryforwards are available to reduce certain future Irish and foreign taxable income and tax. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of the Company’s ordinary shares. Included within these loss and credit carryforwards are $13.6 million of U.S. federal NOL carryforwards and $5.3 million of state NOL carryforwards, acquired as part of the acquisition of Rodin Therapeutics, Inc. in November 2019, each of which are subject to a $0.5 million annual limitation.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(In thousands, except percentage amounts)	2025		2024		2023
Statutory tax rate	$36,431	12.5%	$55,469	12.5%	$52,690	12.5%
Foreign tax effects—U.S.
State and local income tax, net of federal income tax effect	2,526	0.9%	2,802	0.6%	348	0.1%
Tax Credits
Research and Development	(6,975)	(2.4)%	(7,815)	(1.8)%	(2,823)	(0.7)%
Nontaxable or nondeductible items
Share-based compensation	5,565	1.9%	8,347	1.9%	5,959	1.4%
Other (1)	6,313	2.2%	5,591	1.3%	4,956	1.2%
Changes in valuation allowances	2,706	0.9%	(1,948)	(0.4)%	(159,496)	(37.8)%
Nontaxable or nondeductible items
Nonoperating income	1,474	0.5%	5,798	1.3%	235	0.1%
Other (2)	1,108	0.4%	4,035	0.9%	727	0.1%
Worldwide changes in unrecognized tax benefits	638	0.2%	(667)	(0.2)%	(234)	(0.1)%
Total	$49,786	17.1%	$71,612	16.1%	$(97,638)	(23.2)%

(1)
Other items include, but are not limited to, foreign valuation allowance, foreign rate differential, non-deductible meals and entertainment expenses, non-deductible lobbying expenses, and non-deductible compensation of senior officers of the Company.
(2)
Other items include, but are not limited to non-deductible transaction costs and non-deductible compensation. For the year ended December 31, 2024, other items also included amounts relating to the sale of the Athlone Facility.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
(In thousands)	Tax Benefits
Balance, December 31, 2022	$8,973
Reductions based on the lapse of applicable statutes of limitations	(1,073)
Additions based on tax positions related to prior periods	281
Additions based on tax positions related to the current period	558
Balance, December 31, 2023	$8,739
Reductions based on the lapse of applicable statutes of limitations	(1,306)
Additions based on tax positions related to the prior period	59
Additions based on tax positions related to the current period	581
Balance, December 31, 2024	$8,073
Reductions based on the lapse of applicable statutes of limitations	(1,081)
Additions based on tax positions related to the prior period	1,037
Additions based on tax positions related to the current period	681
Balance, December 31, 2025	$8,710

The unrecognized tax benefits at December 31, 2025, if recognized, would affect the Company’s effective tax rate. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the years ended December 31, 2025, 2024 and 2023, the Company’s accrued interest and penalties related to uncertain tax positions were $1.0 million, $0.1 million and $0.3 million, respectively.

The Company’s major taxing jurisdictions include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. In the U.S., the 2022 through 2025 fiscal years remain subject to examination by the respective tax authorities, however, some states have longer statutes of limitations and additional fiscal years remain subject to examination. In Ireland, the 2021 through 2025 fiscal years remain subject to examination by the Irish tax authorities. Additionally, because of the Company’s Irish and U.S. loss carryforwards and credit carryforwards, certain tax returns from fiscal years 2002 onward may also be examined. These years generally remain open for three to four years after the loss carryforwards and credit carryforwards have been utilized.

For the years ended December 31, 2025, 2024, and 2023, the Company paid cash for income taxes, net of refunds received, of $5.2 million, $2.6 million, and $44.2 million, respectively.

A reconciliation of the Company’s cash paid for income taxes, net of refunds received, is as follows:

	Year Ended December 31,
(In thousands)	2025		2024	2023
Domestic - Ireland	$2,455	(1)	$—	$—
Foreign - U.S.
Federal	$(4)		$—	$38,850
State
California	1,216		2,365	*
Mississippi	750		*	*
Other States	820		227	5,393
Foreign - U.S. subtotal	2,782		2,592	44,243
Total	$5,237		$2,592	$44,243

*	Below the disclosure threshold for the period presented.
(1)	This number includes amounts due to the Company under other tax heads that was reallocated to the income tax account.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT REPORTING

Segment Information

The Company’s significant segment expenses that are regularly provided to the CODM are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
REVENUES:
Total revenue	$1,475,899	$1,557,632	$1,663,405
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	196,457	245,331	253,037
External R&D expenses:
Development programs:
Alixorexton	95,763	45,947	31,321
LYBALVI	18,757	18,737	15,379
Other external R&D expenses	52,759	36,627	51,668
Total external R&D expenses	167,279	101,311	98,368
Internal R&D expenses:
Employee-related	125,955	114,496	128,282
Occupancy	13,001	11,206	12,299
Depreciation	5,605	5,701	9,578
Other internal R&D expenses	12,124	12,612	22,279
Total internal R&D expenses	156,685	144,015	172,438
R&D expenses	323,964	245,326	270,806
Selling, general and administrative expenses:
Selling and marketing expense	480,011	446,214	490,154
General and administrative expense	221,511	199,024	199,597
Total selling, general and administrative expense	701,522	645,238	689,751
Other segment (expense) income (1)	(12,292)	(49,599)	69,346
NET INCOME FROM CONTINUING OPERATIONS	241,664	372,138	519,157
LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	(5,068)	(163,400)
NET INCOME	$241,664	$367,070	$355,757

(1)
“Other segment (expense) income” during the years ended December 31, 2025, 2024 and 2023 includes “Amortization of acquired intangible assets”, “Other income (expense), net” and “Income tax provision (benefit)”.

19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At December 31, 2025, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring.

INVEGA TRINZA ANDA Litigation

In September 2020, Janssen Pharmaceutica, Janssen Pharmaceuticals, Inc., and Janssen Research & Development, LLC initiated a patent infringement lawsuit in the U.S. District Court for the District of New Jersey (the “NJ District Court”) against Mylan Laboratories Limited (“Mylan Labs”) and other Mylan entities following the filing by Mylan Labs of an abbreviated new drug application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to market a generic version of

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVEGA TRINZA before the expiration of U.S. Patent No. 10,143,693 (the “’693 Patent”). Requested judicial remedies include recovery of litigation costs and injunctive relief. In May 2023, the NJ District Court issued an opinion in favor of the Janssen entities on the issues of infringement and validity of the ’693 Patent and the Mylan entities filed a notice of appeal of the decision. In March 2025, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) issued a decision affirming the NJ District Court opinion. In May 2025, Mylan Labs filed a petition for panel rehearing or rehearing en banc, and in July 2025, the petition was denied and the Federal Circuit Court issued a mandate to the NJ District Court which terminated the proceeding. The Company was not a party to this proceeding.

LYBALVI ANDA Litigation

In August 2025, Alkermes Pharma Ireland Limited (“APIL”) and Alkermes, Inc., two wholly-owned subsidiaries of the Company, filed a patent infringement lawsuit against Teva (as defined herein) in the NJ District Court and a patent infringement lawsuit against Apotex in each of the NJ District Court and the U.S. District Court for the District of Delaware. In September 2025, APIL and Alkermes, Inc. filed a patent infringement lawsuit against MSN (as defined herein) in the NJ District Court. As used herein, Teva refers to Teva Pharmaceuticals, Inc., Apotex refers to Apotex Inc. and Apotex Corp., and MSN refers to MSN Laboratories Private Limited (“MSN Labs”), MSN Pharmaceuticals, Inc. and Novadoz Pharmaceuticals LLC. These lawsuits were filed following receipt of a “paragraph IV certification” notice from each of Teva, Apotex and MSN Labs regarding their respective filings of an ANDA with the FDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of LYBALVI (olanzapine and samidorphan tablets, 5mg/10mg, 10mg/10mg, 15mg/10mg and 20mg/10mg) in the U.S. prior to the expiration of certain of the Company’s U.S. patents. The notices alleged that certain of the Company’s patents related to LYBALVI, with expiration dates between 2032 and 2041, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed generic products. The Company intends to vigorously defend its intellectual property. The filing of each lawsuit within 45 days of receipt of each of the respective notices triggered stays of FDA approval of each of the respective ANDAs for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

Antitrust Class Action Litigation

On October 2, 2025, Value Drug Company filed a complaint asserting antitrust claims against Alkermes, Inc. and APIL in the U.S. District Court for the District of Massachusetts (the “MA District Court”). The complaint was filed on behalf of a putative class of direct purchasers of VIVITROL and alleges that the Company’s U.S. Patent No. 7,919,499 related to VIVITROL was fraudulently obtained, improperly listed in the Orange Book, and wrongfully enforced, resulting in delayed market entry for generic forms of VIVITROL. The lawsuit seeks, among other things, unspecified money damages plus interest, reasonable attorneys’ fees and other costs. The Company intends to vigorously defend itself in this matter. On December 19, 2025, Alkermes, Inc. and APIL filed a motion to dismiss the complaint with the MA District Court.

Government Matters

The Company has received a civil investigative demand from a U.S. state governmental authority. The Company is cooperating with the investigation.

Product Liability and Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities. The Company intends to vigorously defend itself in these matters.

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court. In July 2025, the Federal Circuit Court transferred the appeal due to lack of jurisdiction to the U.S. Court of Appeals for the Second Circuit.

Purchase Commitments

The Company has open purchase orders for plant and equipment as part of its normal course of business. At December 31, 2025, the Company’s open purchase orders were $17.7 million for capital commitments.