Form 10-Q
period 2026-03-31
Alkermes plc.
filed 2026-05-05
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of April 30, 2026 was 166,675,807 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Actual results might differ materially from those expressed or implied by these forward-looking statements because these forward-looking statements are subject to risks, assumptions and uncertainties. In light of these risks, assumptions and uncertainties, the forward-looking expectations discussed in this Form 10-Q might not occur. You are cautioned not to place undue reliance on the forward-looking statements in this Form 10-Q, which speak only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by applicable law or regulation, we do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For information about the risks, assumptions and uncertainties of our business, see “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 25, 2026 (our “Annual Report”).

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

Note Regarding Company and Product References

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder and narcolepsy, and a pipeline of clinical and preclinical candidates in development for neurological disorders, including late-stage candidates in narcolepsy and idiopathic hypersomnia, and early-stage candidates in attention-deficit hyperactivity disorder (“ADHD”) and fatigue associated with multiple sclerosis and Parkinson’s disease. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LUMRYZ®, LYBALVI®, MICROPUMP®, NANOCRYSTAL® and VIVITROL®.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351,551	$388,570
Restricted cash	—	731,206
Investments—short-term	160,311	199,645
Receivables, net	407,630	334,025
Inventory	336,703	196,625
Prepaid expenses and other current assets	102,449	79,090
Total current assets	1,358,644	1,929,161
PROPERTY, PLANT AND EQUIPMENT, NET	220,587	221,722
INVESTMENTS—LONG-TERM	26,363	145
RIGHT-OF-USE ASSETS	78,248	77,209
INTANGIBLE ASSETS, NET	1,784,040	815
GOODWILL	596,029	83,027
DEFERRED TAX ASSETS	134,808	125,815
OTHER ASSETS	59,357	49,099
TOTAL ASSETS	$4,258,076	$2,486,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$292,579	$289,565
Accrued sales discounts, allowances and reserves	272,843	247,126
Operating lease liabilities—short-term	7,577	6,746
Current portion of long-term debt	26,500	—
Total current liabilities	599,499	543,437
OPERATING LEASE LIABILITIES—LONG-TERM	63,746	63,253
CONTINGENT CONSIDERATION	109,494	—
LONG-TERM DEBT	1,483,837	—
DEFERRED TAX LIABILITIES	181,920	—
OTHER LONG-TERM LIABILITIES	68,049	61,008
Total liabilities	2,506,545	667,698
COMMITMENTS AND CONTINGENT LIABILITIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 183,592,868 and 181,011,166 shares issued; and 166,462,299 and 165,607,028 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,836	1,810
Treasury shares, at cost (17,130,569 and 15,404,138 shares at March 31, 2026 and December 31, 2025, respectively)	(501,425)	(450,287)
Additional paid-in capital	3,055,302	3,004,666
Accumulated other comprehensive loss	(2,908)	(2,100)
Accumulated deficit	(801,274)	(734,794)
Total shareholders’ equity	1,751,531	1,819,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,258,076	$2,486,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$338,114	$244,493
Manufacturing and royalty revenues	54,797	62,017
Total revenues	392,911	306,510
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	61,578	49,197
Research and development	103,345	71,817
Selling, general and administrative	264,593	171,704
Amortization of acquired intangible assets	11,675	—
Total expenses	441,191	292,718
OPERATING (LOSS) INCOME	(48,280)	13,792
OTHER (EXPENSE) INCOME, NET:
Interest income	8,539	10,141
Interest expense	(20,892)	—
Other (expense) income, net	(1,293)	1,556
Total other (expense) income, net	(13,646)	11,697
(LOSS) INCOME BEFORE INCOME TAXES	(61,926)	25,489
INCOME TAX PROVISION	4,554	3,025
NET (LOSS) INCOME	$(66,480)	$22,464

(LOSS) EARNINGS PER ORDINARY SHARE:
(Loss) earnings per ordinary share- basic	$(0.40)	$0.14
(Loss) earnings per ordinary share - diluted	$(0.40)	$0.13

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	166,196	163,407
Diluted	166,196	168,737
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(66,480)	$22,464
Holding (loss) gain, net of a tax (benefit) provision of $(171), and $168, respectively	(568)	512
Foreign currency translation loss	(240)	—
COMPREHENSIVE (LOSS) INCOME	$(67,288)	$22,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(66,480)	$22,464
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	19,429	7,421
Amortization of inventory step-up	12,726	—
Share-based compensation expense	36,330	22,810
Deferred income taxes	(8,787)	2,507
Other non-cash charges	1,294	274
Changes in assets and liabilities:
Receivables	(23,216)	65,825
Contract assets	—	1,941
Inventory	(6,427)	(1,751)
Prepaid expenses and other assets	(16,169)	(844)
Right-of-use assets	2,165	1,840
Accounts payable and accrued expenses	(119,472)	(1,681)
Accrued sales discounts, allowances and reserves	748	(22,657)
Contract liabilities	—	359
Operating lease liabilities	(2,773)	(2,548)
Other long-term liabilities	4,889	2,851
Cash flows (used in) provided by operating activities	(165,743)	98,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(4,090)	(10,110)
Proceeds from the sale of property, plant and equipment	9	1,713
Business combination, net of cash acquired	(2,085,073)	—
Purchases of investments	(30,454)	(95,988)
Sales and maturities of investments	42,608	113,487
Cash flows (used in) provided by investing activities	(2,077,000)	9,102
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	15,714	29,528
Proceeds from the issuance of debt, net	1,511,557	—
Deferred financing costs paid to third-parties	(1,614)	—
Employee taxes paid related to net share settlement of equity awards	(23,442)	(28,781)
Payment for the repurchase of ordinary shares	(27,696)	—
Cash flows provided by financing activities	1,474,519	747
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(768,225)	108,660
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,119,776	291,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$351,551	$399,806
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for taxes	$1,850	$458
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$5,556	$5,911
Unpaid deferred financing costs to third-parties	$1,551	$—
Unpaid contingent consideration	$107,713	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2025	181,011,166	$1,810	$3,004,666	$(2,100)	$(734,794)	(15,404,138)	$(450,287)	$1,819,295
Issuance of ordinary shares under employee stock plans	2,581,702	26	15,688	—	—	—	—	15,714
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(730,937)	(23,442)	(23,442)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(995,494)	(27,696)	(27,696)
Share-based compensation	—	—	34,948	—	—	—	—	34,948
Unrealized gain on marketable securities, net of tax benefit of $171	—	—	—	(568)	—	—	—	(568)
Foreign currency translation loss	—	—	—	(240)				(240)
Net loss	—	—	—	—	(66,480)	—	—	(66,480)
BALANCE — March 31, 2026	183,592,868	$1,836	$3,055,302	$(2,908)	$(801,274)	(17,130,569)	$(501,425)	$1,751,531

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	3,510,611	35	29,493	—	—	—	—	29,528
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(834,590)	(28,781)	(28,781)
Share-based compensation	—	—	22,883	—	—	—	—	22,883
Unrealized gain on marketable securities, net of tax provision of $168	—	—	—	512	—	—	—	512
Net income	—	—	—	—	22,464	—	—	22,464
BALANCE — March 31, 2025	180,181,396	$1,802	$2,913,266	$(1,455)	$(953,994)	(15,328,381)	$(448,036)	$1,511,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. Alkermes has a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder and narcolepsy, and a pipeline of clinical and preclinical candidates in development for neurological disorders, including late-stage candidates in narcolepsy and idiopathic hypersomnia, and early-stage candidates in ADHD and fatigue associated with multiple sclerosis and Parkinson’s disease. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

On February 12, 2026 (the “Closing Date”), the Company completed the acquisition of Avadel Pharmaceuticals plc (now operating as Avadel Pharmaceuticals Limited) (“Avadel”), pursuant to the definitive transaction agreement entered into in October 2025 and subsequently amended in November 2025 (the “Transaction Agreement”), adding both LUMRYZ to the Company’s portfolio of proprietary commercial products and a commercial organization with experience in narcolepsy. Pursuant to the Transaction Agreement, the Company acquired the entire issued and to be issued ordinary share capital of Avadel for consideration of (i) $21.00 per ordinary share, nominal value $0.01 per share, of Avadel (each, an “Avadel Share”), payable in cash at closing and (ii) a non-transferable contingent value right (the “CVR”) entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone (the “Avadel Acquisition”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2025. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including, but not limited to, those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long-lived assets, inventory, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of the Avadel Acquisition, investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different conditions or using different assumptions.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Business Combinations

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“Topic 805”), acquisitions that meet the definition of a business are recorded using the acquisition method of accounting. The Company recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of the fair value of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Transaction costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.

Contingent Consideration

Contingent consideration in a business combination may consist of development, regulatory and/or commercial milestone payments and is included as part of the acquisition cost and recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach resulting from contingent consideration and is re-measured at each reporting date until the contingency is resolved. Changes in fair value are recognized within “Operating (loss) income” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Reclassification

The Company reclassified certain prior year amounts on the consolidated balance sheet to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities or shareholders’ equity.

Intangible Assets

Intangible assets acquired in business combinations, including developed technology, product rights, licenses, and in-process research and development (“IPR&D”), are recorded at fair value as of the acquisition date. Definite-lived identifiable intangible assets are amortized based on the proportion of expected excess earnings over their estimated economic useful life. This method reflects the pattern in which the economic benefits of the intangible assets are expected to be realized.

Acquired IPR&D projects that have not yet received regulatory approval are considered indefinite-lived intangible assets and are required to be capitalized as indefinite-lived intangible assets until completion of the IPR&D project or abandonment. IPR&D projects are not amortized but are tested annually for impairment or more frequently if indicators arise. Upon completion of the development project, an impairment assessment is performed prior to amortizing the asset over its estimated useful life. IPR&D assets related to abandoned IPR&D projects are fully impaired.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has utilized the management approach to determine that the Company is managed as one segment on a consolidated basis and is in the business of developing, manufacturing and commercializing medicines designed to help people living with complex and difficult-to-treat psychiatric and neurological disorders. The Company’s CODM, the Chairman and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s CODM measures profitability on a reportable segment basis using net income and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results. Please refer to Note 17, Segment Reporting, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further information.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures, to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly-presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development. All disclosure requirements under this guidance are required for public business entities and effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this guidance will be applied prospectively to financial statements for periods after the effective dates. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

3. BUSINESS COMBINATION

Acquisition of Avadel Pharmaceuticals plc

On February 12, 2026, the Company successfully completed the Avadel Acquisition, adding both LUMRYZ to the Company’s proprietary commercial products and a commercial organization with experience in narcolepsy. Pursuant to the Transaction Agreement, the Company acquired all of the issued and outstanding Avadel Shares for $21.00 per share in cash and a non-transferable CVR entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone (the “CVR Milestone”).

Contingent payments of up to $165.7 million may become due to former Avadel shareholders upon the achievement of the CVR Milestone. In connection therewith, the Company recorded a contingent consideration liability of $107.7 million as of the Closing Date to reflect the estimated fair value of such contingent consideration. The estimated fair value of the contingent consideration was determined under an income approach using a Probability-Weighted Discounted Cash Flow Model (“DCF”). The key assumptions considered include probability of milestone achievement and estimated discount rates. At each reporting period after the Avadel Acquisition, the Company will revalue the contingent consideration liability and will record increases or decreases in the fair value of the liability in its condensed consolidated statements of operations and comprehensive (loss) income. Changes in fair value will result from changes in actual and projected achievement of the CVR Milestone, as well as changes to the discount rate. The change in the fair value of the contingent consideration from the Closing Date through March 31, 2026 was not material.

In connection with the Avadel Acquisition, the vesting of certain outstanding Avadel equity awards was accelerated as of the Closing Date and each vested Avadel equity award became entitled to receive cash consideration and the right to receive one CVR per Avadel Share. The purchase price for the Avadel Acquisition includes $134.9 million related to Avadel Shares for which vesting was accelerated in connection with the acquisition and is attributable to pre-combination service. The Company recognized share-based compensation expense of $20.2 million during the three months ended March 31, 2026 related to the acceleration of unvested share-based compensation awards attributable to post-combination service and the fair value related to the contingent CVR payment that could be made to former Avadel employees as of the Closing Date.

The Avadel Acquisition has been accounted for as a business combination, using the acquisition method of accounting in accordance with Topic 805. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s purchase price allocation is preliminary and based on the information available as of the reporting date. The Company’s estimates and assumptions are subject to refinement as the Company continues to review information related to the Avadel Acquisition. The Company remains in the process of reviewing and finalizing the measurement of certain assets acquired and liabilities assumed, including but not limited to: tax positions, and other tax-related matters, and the estimated fair values of acquired intangible assets and inventory. Adjustments to the valuation of assets acquired and liabilities assumed will result in a corresponding adjustment to goodwill. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the Closing Date.

The total preliminary purchase consideration related to the Avadel Acquisition was as follows:

(In thousands)	Amount
Cash consideration paid for Avadel’s ordinary shares	$2,064,310
Cash consideration paid for cash settlement of Avadel equity awards	134,897
Fair value of CVR contingent consideration	107,713
Total preliminary purchase consideration	$2,306,920

The following table summarizes the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Closing Date:

(In thousands)	February 12, 2026
Acquired Assets:
Cash and cash equivalents	$114,135
Receivables	50,389
Inventory	147,323
Prepaid expenses and other current assets	13,483
Property, plant and equipment	796
Right-of-use assets	2,297
Intangible assets	1,794,900
Deferred tax assets	1,244
Other assets	6,551
Total fair value of assets acquired	$2,131,118
Assumed Liabilities:
Accounts payable and accrued expenses	$124,654
Accrued sales discounts, allowances and reserves	24,969
Operating lease liabilities	2,296
Deferred tax liability	183,129
Other long-term liabilities	2,152
Total recognized identifiable net assets acquired and liabilities assumed	$1,793,918
Goodwill	513,002
Preliminary fair value of total consideration	$2,306,920
Contingent consideration	107,713
Total Cash Consideration Paid	$2,199,207

Acquired Inventory

The fair value of the acquired inventory was estimated using the comparative sales method, which estimated the expected sales price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, as well as a market-participant profit allowance.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Acquired Intangible Assets

The identifiable intangible assets acquired included the following:

(In thousands)
LUMRYZ	$1,768,600
In-process research and development	26,300
Total identifiable intangible assets	$1,794,900

The fair value of LUMRYZ was estimated based on a multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from LUMRYZ. Amortization of LUMRYZ is calculated using the percentage of excess earnings over the economic useful life method. The IPR&D relates to the product candidate acquired in the Avadel Acquisition, valiloxybate. Due to the early stage of development of this asset, and given the proximity to the Closing Date of a license agreement entered into by Avadel related to valiloxybate and the lack of suitable market comparables, the valuation was prepared utilizing a cost approach consisting of the upfront payment under the license agreement, together with additional development costs incurred by Avadel through prior to the Closing Date in respect of valiloxybate.

Deferred Tax Liabilities

The deferred tax liability of $183.1 million relates to the tax effect of the difference between the fair value and tax basis of acquired intangible assets owned by an Irish subsidiary of the Company. The deferred tax asset of $1.2 million relates to the tax effect of acquired net operating losses and temporary differences, partially offset by the difference between the fair value and tax basis of acquired intangible assets and inventory owned by a U.S. subsidiary of the Company.

Goodwill

The excess of the estimated fair value of the purchase price consideration over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the Avadel Acquisition. The factors that contributed to the recognition of goodwill included the synergies that are specific to the Company’s business and not available to market participants, including the acquisition of a commercial organization with experience in narcolepsy which accelerates the Company’s commercial entry into the sleep medicine market and provides a strong foundation for the potential launch of alixorexton, the Company’s lead orexin development candidate. Goodwill is not deductible for tax purposes.

Revenues and Net (Loss) Income of Avadel

The operations of Avadel for the period of the Closing Date through March 31, 2026 have been included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income for the quarter ended March 31, 2026. Total revenues of $39.5 million and net income of $16.2 million were recorded for this period.

Transaction Costs

In conjunction with the Avadel Acquisition, the Company incurred approximately $34.8 million of transaction costs during the three months ended March 31, 2026, all of which were recognized as selling, general and administrative in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. There were no transaction costs for the Avadel Acquisition incurred during the three months ended March 31, 2025.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2026 and 2025 as if the Avadel Acquisition had been completed on January 1, 2025. The unaudited pro forma financial information is based on the historical financial information for the Company and Avadel, along with certain pro forma adjustments described below. The unaudited pro forma information for the three months ended March 31, 2026 reflects revenues and net loss of Avadel from January 1, 2026 through the Closing Date, and excludes approximately $77.7 million of direct one-time transaction costs incurred by Avadel. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the Avadel Acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues	$425,740	$359,021
Net loss	(35,860)	(125,578)

The unaudited pro forma financial information includes, where applicable, adjustments primarily for:

(i)
increased amortization expense related to the LUMRYZ intangible asset acquired;
(ii)
increased costs of goods manufactured and sold related to the amortization of inventory fair value adjustments;
(iii)
increased interest expense to reflect the borrowings under the Facilities (as defined in Note 12, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements”), including the interest and amortization of deferred financing costs, net of reversal of historical interest expense and loss on extinguishment of Avadel’s royalty financing obligation;
(iv)
adjustment of approximately $44.5 million in direct one-time acquisition transaction costs, including $9.7 million recognized in fiscal year 2025, from the periods incurred to the period these expenses would have been recognized given the assumed transaction date identified above;
(v)
adjustment of $20.2 million related to the acceleration of unvested share-based compensation awards attributable to post-combination service and the fair value related to the contingent CVR payment that could be made to former Avadel employees if the specified CVR milestone is met, from the period incurred to the periods in which these expenses would have been recognized with the assumed transaction date identified above; and
(vi)
the related income tax effects of these adjustments to the income tax provision for the Company.

The unaudited pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the Avadel Acquisition or revenue growth that may be anticipated.

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

Product Sales, Net

The Company’s product sales, net consist of sales in the U.S. of ARISTADA and ARISTADA INITIO, LYBALVI, VIVITROL, and, following the completion of the Avadel Acquisition on February 12, 2026, LUMRYZ, primarily to wholesalers, specialty distributors and specialty pharmacies. Product sales, net are recognized when the customer obtains control of the product, which is when the product has been received by the customer.

During the three months ended March 31, 2026 and 2025, the Company recorded product sales, net, as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
VIVITROL	$112,434	$100,996
ARISTADA and ARISTADA INITIO	93,824	73,475
LYBALVI	92,364	70,022
LUMRYZ	39,492	—
Total product sales, net	$338,114	$244,493

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

The decrease in Medicaid rebates as a percentage of sales was primarily due to gross-to-net favorability, as actual Medicaid rebates related to VIVITROL, ARISTADA/ARISTADA INITIO and LYBALVI were lower than original estimates by approximately $5.4 million, $2.8 million and $0.5 million, respectively.

A rollforward of the Company’s provisions for sales discounts and allowances is as follows:

	March 31, 2026
(In thousands)	Contractual Adjustments(2)	Discounts(3)	Product Returns	Other	Total
Beginning balance — December 31, 2025	$211,440	$41,327	$55,455	$7,813	$316,035
Avadel beginning balance as of February 12, 2026 (1)	1,475	2,642	724	24,180	29,021
Current provisions relating to sales in current year	146,144	111,269	6,518	39,093	303,024
Adjustments relating to prior years	(8,772)	(5,347)	(674)	286	(14,507)
Payments relating to sales in current year	(11,666)	(100,040)	—	(27,272)	(138,978)
Payments relating to sales in prior years	(124,102)	(14,947)	(3,197)	(12,743)	(154,989)
Ending balance — March 31, 2026	$214,519	$34,904	$58,826	$31,357	$339,606

(1)
Amounts consist of beginning balance as of the Closing Date.
(2)
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals.
(3)
“Discounts” include “Chargebacks” and “Product Discounts.”

Total revenue-related reserves as of March 31, 2026 and December 31, 2025 included in the accompanying consolidated balance sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Reduction of accounts receivable	$16,249	$21,049
Components of accrued sales discounts, allowances and reserves	272,843	247,126
Components of other long-term liabilities	50,514	47,860
Total revenue-related reserves	$339,606	$316,035

Manufacturing and Royalty Revenues

During the three months ended March 31, 2026 and 2025, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended March 31, 2026
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$17,995	$17,995
VUMERITY	—	27,349	27,349
Other	4,068	5,385	9,453
	$4,068	$50,729	$54,797

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

	Three Months Ended March 31, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$17,745	$17,745
VUMERITY	5,975	21,858	27,833
Other	11,352	5,087	16,439
	$17,327	$44,690	$62,017

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate). The Company’s royalty on net sales of INVEGA SUSTENNA in the U.S. expired in August 2024.

5. INVESTMENTS

Investments consist of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
March 31, 2026	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$67,931	$117	$(20)	$—	$68,028
Corporate debt securities	92,166	186	(69)	—	92,283
Total short-term investments	160,097	303	(89)	—	160,311
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	15,044	—	(37)	—	15,007
Corporate debt securities	11,255	—	(44)	—	11,211
	26,299	—	(81)	—	26,218
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	26,444	—	(81)	—	26,363
Total investments	$186,541	$303	$(170)	$—	$186,674

December 31, 2025
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$101,033	$338	$—	$—	$101,371
Corporate debt securities	97,740	534	—	—	98,274
Total short-term investments	198,773	872	—	—	199,645
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	145	—	—	—	145
Total investments	$198,918	$872	$—	$—	$199,790

At March 31, 2026, the Company’s investments in corporate debt securities had a minimum rating of A2 (Moody’s)/A (Standard and Poor’s), and 47 of the Company’s 120 investment securities were in an unrealized loss position with an aggregate estimated fair value of $83.4 million. The primary reason these securities were in an unrealized loss position is that they are fixed-rate securities that were acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Proceeds from the sales and maturities of investments	$42,608	$113,487
Realized gains	$1	$1
Realized losses	$—	$—

The Company’s available-for-sale and held-to-maturity securities at March 31, 2026 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$113,728	$113,778	$145	$145
After 1 year through 5 years	72,668	72,751	—	—
Total	$186,396	$186,529	$145	$145

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	March 31,
(In thousands)	2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,960	$7,960	$—	$—
U.S. government and agency debt securities	83,035	78,676	4,359	—
Corporate debt securities	103,494	—	102,994	500
Total	$194,489	$86,636	$107,353	$500
Liabilities:
Contingent consideration	$109,494	—	—	109,494
Total	$109,494	$—	$—	$109,494

	December 31,
	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,583	$18,583	$—	$—
U.S. government and agency debt securities	101,371	94,246	7,125	—
Corporate debt securities	98,274	—	97,774	500
Total	$218,228	$112,829	$104,899	$500

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between levels during the three months ended March 31, 2026. At March 31, 2026, the contingent consideration resulting from the Avadel Acquisition was valued as a contingent liability utilizing Level 3 inputs as its fair value is based on significant inputs not observable in the market.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The following table is a rollforward of the fair value of the Company’s assets with fair values that were determined using Level 3 inputs at March 31, 2026:

	Fair Value
(In thousands)	Assets	Liabilities
Balance, January 1, 2026	$500	$—
Addition of contingent consideration related to CVR Milestone for consideration transferred	—	107,713
Addition of contingent consideration related to CVR Milestone for post-combination expense	—	1,781
Balance, March 31, 2026	$500	$109,494

The Company’s investments classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. For additional information related to the Company’s contingent consideration, see Note 18, Commitments and Contingent Liabilities in these “Notes to Condensed Consolidated Financial Statements”.

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, sales discounts, allowances and reserves approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its Facilities (as defined in Note 12, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $1,542.6 million at March 31, 2026.

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Raw materials	$70,966	$68,387
Work in process	120,844	90,498
Finished goods(1)	144,893	37,740
Total inventory	$336,703	$196,625

(1)
At March 31, 2026 and December 31, 2025, the Company had $26.2 million and $31.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

In connection with the Avadel Acquisition, the Company recorded a fair value step-up adjustment to inventory of $121.6 million, consisting of approximately $19.1 million and $102.5 million in work in process and finished goods, respectively. The inventory step-up is being amortized when inventory is sold to customers, substantially all of which is expected to be within a year of the Closing Date. During the three months ended March 31, 2026, the Company amortized $12.7 million in inventory step-up within “Cost of goods manufactured and sold” in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Land	$957	$957
Building and improvements	152,112	150,672
Furniture, fixtures and equipment	259,014	255,773
Leasehold improvements	59,900	42,535
Construction in progress	23,829	38,795
Subtotal	495,812	488,732
Less: accumulated depreciation	(275,225)	(267,010)
Total property, plant and equipment, net	$220,587	$221,722

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		March 31, 2026			December 31, 2025
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$596,029	$—	$596,029	$83,027	$—	$83,027
Definite-lived intangible assets:
LUMRYZ	14	$1,768,600	$(11,651)	$1,756,949	$—	$—	$—
Capitalized IP	12	1,000	(209)	791	1,000	(185)	815
Indefinite-lived intangible asset:
IPR&D		26,300	—	26,300	—	—	—
Total		$1,795,900	$(11,860)	$1,784,040	$1,000	$(185)	$815

Based on its most recent analysis, the Company expects to amortize approximately $79.8 million, $103.7 million, $125.5 million, $117.9 million and $115.6 million of its definite-lived intangible asset in the years ending December 31, 2026 through 2030, respectively. Although the Company believes such expectations are reasonable, given the inherent risks and uncertainties underlying its expectations regarding future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

In connection with the Avadel Acquisition, the Company recorded the excess of the estimated fair value of the purchase price consideration over the fair value amounts assigned to the assets acquired and liabilities assumed as goodwill. For additional information related to the estimated purchase price consideration see Note 3, Business Combination in these “Notes to Condensed Consolidated Financial Statements”. A rollforward of the Company’s goodwill is as follows:

(In thousands)	Goodwill
Goodwill at December 31, 2025	83,027
Additions in connection with the Avadel Acquisition	513,002
Goodwill at March 31, 2026	596,029

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LEASES

Future lease payments under non-cancelable leases at March 31, 2026 consist of the following:

March 31,
(In thousands)	2026
2026	8,679
2027	10,713
2028	10,627
2029	9,827
2030	9,523
Thereafter	41,025
Total operating lease payments	$90,394
Less: imputed interest	(19,071)
Total operating lease liabilities	$71,323

At March 31, 2026, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 3.6% and 5.6 years, respectively. Cash paid for lease liabilities was $2.8 million during the three months ended March 31, 2026, as compared to $2.5 million during the three months ended March 31, 2025. The Company recorded operating lease expense of $2.2 million during the three months ended March 31, 2026, as compared to $1.8 million during the three months ended March 31, 2025.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Accounts payable	$102,357	$107,950
Accrued compensation	53,430	82,450
Accrued other	136,792	99,165
Total accounts payable and accrued expenses	$292,579	$289,565

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Medicaid rebates	$189,032	$186,068
Product discounts	18,700	18,688
Medicare Part D	25,487	25,372
Other	39,624	16,998
Total accrued sales discounts, allowances and reserves	$272,843	$247,126

Included in accounts payable was approximately $38.6 million and $59.6 million of amounts payable related to state U.S. Medicaid rebates as of March 31, 2026 and December 31, 2025, respectively.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Term Loan A Facility, due February 12, 2031	$745,098	$—
Term Loan B Facility, due August 12, 2031	765,239
Less: current portion	(26,500)	—
Long-term debt	$1,483,837	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

On the Closing Date, the Company entered into a credit agreement (the “Credit Agreement”), by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger and Joint Bookrunner, and the lenders party thereto. The Credit Agreement provides for (i) a senior secured term loan A facility in an aggregate principal amount of up to $750.0 million (the “TLA Facility”) and (ii) a senior secured term loan B facility in an aggregate principal amount of up to $775.0 million (the “TLB Facility” and together with the TLA Facility, the “Facilities”). The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031. On the Closing Date, the Company borrowed the full $1.525 billion available under the Facilities.

Borrowings under the TLA Facility will bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-(as defined in the Credit Agreement)-based margin, which will initially be 2.75% per annum or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-based margin, which will initially be 1.75% per annum. Borrowings under the TLB Facility will bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate plus a margin of 2.75% per annum or (ii) the Alternate Base Rate plus a margin of 1.75% per annum. The Company has agreed to pay certain fees and expenses in connection with the Facilities, as set forth in the Credit Agreement and certain related fee letters.

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

In November 2025, the Company entered into an amended and restated bridge term credit agreement, which provided for a senior secured bridge term loan facility in an aggregate amount of up to approximately $1.5 billion (the “Bridge Credit Facility”) to fund a portion of the consideration for the Avadel Acquisition (the “Bridge Credit Agreement”). Loans under the Bridge Credit Facility were available, subject to the satisfaction of certain conditions set forth in the Bridge Credit Agreement, and were scheduled to mature on the date that is 364 days after the date on which the loans were funded under the Bridge Credit Facility. The commitments under the Bridge Credit Facility were to terminate on the earlier of (i) the date on which all of the consideration payable in respect of the Avadel Acquisition was paid in full without the making of any loans under the Bridge Credit Facility and (ii) the date on which a Mandatory Cancellation Event (as defined in the Bridge Credit Agreement) occurred or existed. Accordingly, on February 12, 2026, in connection with completion of the Avadel Acquisition and the Company’s entry into the Credit Agreement, the Company terminated the Bridge Credit Agreement, as the commitments under the Credit Agreement, together with the Company’s cash on hand, were sufficient to fund the Avadel Acquisition. During the three months ended March 31, 2026, the Company incurred approximately $7.7 million in financing costs related to the Bridge Credit Agreement which was recorded within “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Scheduled maturities with respect to the Facilities are as follows (in thousands):

Year Ending December 31:
2026	$19,875
2027	26,500
2028	40,563
2029	45,250
2030	45,250
Thereafter	1,347,562
Total	$1,525,000

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company is subject to mandatory prepayments of principal if certain excess cash flow thresholds, as defined in the Facilities, are met. To date, the Company has not been required to make any such mandatory prepayments. The Facilities also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at March 31, 2026.

At March 31, 2026, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $4.3 million and $12.0 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the Facilities using the effective interest method. During the three months ended March 31, 2026, the Company had amortization expense of $0.4 million related to deferred financing costs and original issue discount.

13. SHAREHOLDERS’ EQUITY

In February 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase ordinary shares of the Company in an aggregate amount of up to $400.0 million (exclusive of any fees, commissions or other expenses related to such repurchases) from time to time on the open market (the “Repurchase Program”), with the specific timing and amounts of repurchases under the Repurchase Program dependent on a variety of factors, including but not limited to ongoing assessments of the Company’s needs, alternative investment opportunities, the market price of the Company’s ordinary shares and general market conditions. The Repurchase Program has no set expiration date and may be suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased approximately 1.0 million of its ordinary shares under the Repurchase Program at an average purchase price of $27.82 per share, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchases, of $27.7 million. All ordinary shares repurchased were returned to treasury. As of March 31, 2026, the remaining amount authorized under the Repurchase Program was $172.3 million.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of goods manufactured and sold	$1,753	$1,782
Research and development	8,468	5,891
Selling, general and administrative	26,109	15,137
Share-based compensation expense	36,330	22,810
Research and development	5,940	—
Selling, general and administrative	12,468	—
Share-based compensation expense for acceleration of Avadel Shares	18,408	—
Total share-based compensation expense	$54,738	$22,810

At March 31, 2026 and December 31, 2025, $3.3 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory”, and $2.1 million and $1.6 million, respectively, of share-based compensation expense was capitalized and recorded as “Other assets” in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2026, share-based compensation expense included: (i) $18.4 million in post-combination expense related to Avadel Shares that were accelerated and settled by the Company on the Closing Date in connection with the Avadel Acquisition; (ii) $1.8 million in post-combination expense related to the contingent liability related to the potential CVR payment to former Avadel employees and (iii) $4.9 million in expense related to certain equity awards that were modified by the letter agreement entered into in February 2026 between the Company and Richard Pops (the “Letter Agreement”) in connection with Mr. Pops’ upcoming retirement from his position as the Company’s Chief Executive Officer. The share-based compensation expense related to these events consisted of $18.5 million in selling, general and administrative expense and $6.6 million in R&D expense.

The Company expects to record an additional $1.1 million in incremental share-based compensation expense through May 2027 in connection with the equity modification resulting from the Letter Agreement.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

15. (LOSS) EARNINGS PER ORDINARY SHARE

Basic (loss) earnings per ordinary share is calculated based upon net (loss) income available to holders of ordinary shares, divided by the weighted average number of ordinary shares outstanding. For the calculation of diluted (loss) earnings per ordinary share, the Company utilizes the treasury stock method and adjusts the weighted average number of ordinary shares outstanding for the potential dilutive effect of outstanding ordinary share equivalents such as stock options and restricted stock unit awards.

	Three Months Ended March 31,
(In thousands)	2026	2025
Numerator:
Net (loss) income	$(66,480)	$22,464
Denominator:
Weighted average number of ordinary shares outstanding	166,196	163,407
Effect of dilutive securities:
Stock options	—	2,393
Restricted stock unit awards	—	2,937
Dilutive ordinary share equivalents	—	5,330
Shares used in calculating diluted (loss) earnings per ordinary share	166,196	168,737

The following potential ordinary share equivalents were not included in the net (loss) earnings per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Stock options	9,348	6,141
Restricted stock unit awards	4,199	1,818
Total	13,547	7,959

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

As of March 31, 2026, the Company has recognized $134.8 million of deferred tax assets and, based on all available evidence related to the likelihood of realization of the existing and acquired tax attributes and the weight of the available evidence, believes it is more-likely-than-not that the deferred tax assets of $134.8 million will be realized. For a discussion about the deferred tax assets and liabilities acquired in connection with the Avadel Acquisition, see Note 3, Business Combination in these “Notes to Condensed Consolidated Financial Statements”.

The Company recorded income tax provisions of $4.6 million and $3.0 million during the three months ended March 31, 2026 and 2025, respectively. The income tax provision during the three months ended March 31, 2026 was primarily attributable to taxes on income earned in the U.S. and the income tax provision during the three months ended March 31, 2025 was primarily attributable to taxes on income earned in Ireland.

The Company’s effective tax rate during the three months ended March 31, 2026 and 2025 was (7.4)% and 11.9%, respectively. The negative effective tax rate during the three months ended March 31, 2026 was due to taxes on income (including non-deductible expenses) earned in the U.S. and an overall loss before income taxes The effective tax rate during the three months ended March 31, 2025 was less than the Irish statutory rate of 12.5%, due primarily to windfall benefits from employee equity activity.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In March 2026, the Company was notified by the U.S. Internal Revenue Service that Alkermes US Holdings, Inc. (“Alkermes US Holdings”), a wholly-owned subsidiary of the Company, and subsidiaries of Alkermes US Holdings have been selected for examination for the year ended December 31, 2023.

17. SEGMENT REPORTING

Segment Information

The Company’s significant segment expenses that are regularly provided to the Company’s CODM are as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
REVENUES:
Total revenue	$392,911	$306,510
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	61,578	49,197
External R&D expenses:
Development programs:
Alixorexton	25,497	17,854
LYBALVI	4,449	3,852
LUMRYZ	2,923	—
Other external R&D expenses	17,960	10,973
Total external R&D expenses	50,829	32,679
Internal R&D expenses:
Employee-related	43,615	31,354
Occupancy	3,264	3,148
Depreciation	1,688	1,467
Other internal R&D expenses	3,949	3,169
Total internal R&D expenses	52,516	39,138
R&D expenses	103,345	71,817
Selling, general and administrative expenses:
Selling and marketing expense	155,563	122,934
General and administrative expense	109,030	48,770
Total selling, general and administrative expense	264,593	171,704
Other segment (expense) income (1)	(29,875)	8,672
NET INCOME	(66,480)	22,464

(1)
“Other segment (expense) income” during the three months ended March 31, 2026 and 2025, includes “Amortization of acquired intangible assets”, “Other (expense) income, net” and “Income tax provision”.

18. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Consideration

The Company records contingent consideration it may owe related to a business combination at fair value on the acquisition date. The fair value of the contingent consideration is estimated through valuation models that incorporate a probability-weighted discounted cash flow model related to the achievement of a certain specified milestone. The contingent consideration is revalued at each subsequent reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive (loss) income. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the assumed achievement and timing of such specified milestone and changes in the assumed probability associated with regulatory approval.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The period over which the Company discounts its contingent consideration is based on the current development stage of the product candidate, the specific development plan for that product candidate adjusted for the probability of completing the development step, and the date on which contingent payments may be triggered. In estimating the probability of success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent reporting period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

At March 31, 2026, the Company recorded a contingent consideration related to the CVR Milestone issued in connection with the Avadel Acquisition. For additional information related to the contingent consideration, see Note 3, Business Combination in these “Notes to Condensed Consolidated Financial Statements”.

The fair value of the contingent consideration was determined as follows:

•
As part of consideration for the Avadel Acquisition, holders of Avadel Shares as of the Closing Date are entitled to receive a potential additional aggregate cash payment of $165.7 million, or $1.50 per Avadel Share, upon achievement of the CVR Milestone; and
•
The fair value of the contingent consideration was estimated by applying a discount factor, calculated based on the likelihood of achievement of the CVR Milestone, from the expected time the milestone occurs to the end of the reporting period, to the estimated probability of success. The Company expects the regulatory milestone event to occur no later than the end of 2028 and used a discount rate of 5.47%.

Significant judgment was employed in determining the appropriateness of these assumptions at the acquisition date. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration we record in any given period. In accordance with the accounting standard for fair value measurements, the fair value of the contingent consideration has been classified as a Level 3 liability as its fair value is based on significant inputs not observable in the market. For additional information related to the fair value classification of the contingent consideration, see Note 6, Fair Value in these “Notes to Condensed Consolidated Financial Statements”.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At March 31, 2026, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring. For claims that are reasonably possible, no estimable loss or range of loss can be made.

LYBALVI ANDA Litigation

In August 2025, Alkermes Pharma Ireland Limited (“APIL”) and Alkermes, Inc., two wholly-owned subsidiaries of the Company, filed a patent infringement lawsuit against Teva (as defined herein) in the NJ District Court and a patent infringement lawsuit against Apotex in each of the NJ District Court and the U.S. District Court for the District of Delaware. In September 2025, APIL and Alkermes, Inc. filed a patent infringement lawsuit against MSN (as defined herein) in the NJ District Court. As used herein, Teva refers to Teva Pharmaceuticals, Inc., Apotex refers to Apotex Inc. and Apotex Corp., and MSN refers to MSN Laboratories Private Limited (“MSN Labs”), MSN Pharmaceuticals, Inc. and Novadoz Pharmaceuticals LLC. These lawsuits were filed following receipt of a “paragraph IV certification” notice from each of Teva, Apotex and MSN Labs regarding their respective filings of an ANDA with the FDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of LYBALVI (olanzapine and samidorphan tablets, 5mg/10mg, 10mg/10mg, 15mg/10mg and 20mg/10mg) in the U.S. prior to the expiration of certain of the Company’s U.S. patents. The notices alleged that certain of the Company’s patents related to LYBALVI are

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed generic products. The Company intends to vigorously defend its intellectual property. The filing of each lawsuit within 45 days of receipt of each of the respective notices triggered stays of FDA approval of each of the respective ANDAs for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

Antitrust Class Action Litigation

In October 2025, Value Drug Company filed a complaint asserting antitrust claims against Alkermes, Inc. and APIL in the U.S. District Court for the District of Massachusetts (the “MA District Court”). The complaint was filed on behalf of a putative class of direct purchasers of VIVITROL and alleges that the Company’s U.S. Patent No. 7,919,499 related to VIVITROL was fraudulently obtained, improperly listed in the Orange Book, and wrongfully enforced, resulting in delayed market entry for generic forms of VIVITROL. The lawsuit seeks, among other things, unspecified money damages plus interest, reasonable attorneys’ fees and other costs. The Company intends to vigorously defend itself in this matter. In December 2025, Alkermes, Inc. and APIL filed a motion to dismiss the complaint with the MA District Court.

Government Matters

The Company has received a civil investigative demand from a U.S. state governmental authority. The Company is cooperating with the investigation.

Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities. The Company intends to vigorously defend itself in these matters.

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the Federal Circuit Court. In July 2025, the Federal Circuit Court transferred the appeal due to lack of jurisdiction to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”). Oral arguments in the Second Circuit are scheduled to be held on May 20, 2026.

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

Executive Summary

Net loss was $66.5 million or $0.40 per ordinary share—basic and diluted, for the three months ended March 31, 2026, compared to net income of $22.5 million or $0.14 per ordinary share—basic and $0.13 per ordinary share—diluted, for the three months ended March 31, 2025.

The change in net loss of $88.9 million was primarily due to an increase of $148.5 million in total operating expenses, due to increases in cost of goods manufactured and sold, R&D expenses, selling, general and administrative expenses and amortization of acquired intangible assets, and due to an increase of $20.9 million of interest expense. These increases were primarily related to expenses incurred in connection with the Avadel Acquisition. Total revenues increased by $86.4 million, primarily due to an increase in product sales, net, partially offset by a decrease in manufacturing and royalty revenue.

These items are discussed in greater detail later in the “Results of Operations” section in this “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Business Update

On February 12, 2026, we completed the Avadel Acquisition, adding LUMRYZ to our portfolio of proprietary commercial products and a commercial organization with experience in narcolepsy. Pursuant to the Transaction Agreement, we acquired the entire issued and to be issued ordinary share capital of Avadel for consideration of (i) $21.00 per Avadel Share, payable in cash at closing and (ii) a non-transferable CVR entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone. During the three months ended March 31, 2026, we incurred costs of approximately $34.8 million in connection with the Avadel Acquisition.

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

ARISTADA INITIO®

aripiprazole lauroxil

extended-release injectable suspension

675 mg

+

ARISTADA®

aripiprazole lauroxil

extended-release injectable suspension

441 mg	662 mg	882 mg	1064 mg

	Schizophrenia (Initiation or re-initiation of ARISTADA)	U.S.
	Schizophrenia	U.S.

	Narcolepsy	U.S.

LYBALVI®

olanzapine and samidorphan

5 mg/10 mg • 10 mg/10 mg • 15 mg/10 mg
20 mg/10 mg tablets

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

Proprietary Products

We have developed and now commercialize products designed to help address the unmet needs of people living with opioid dependence, alcohol dependence, schizophrenia, bipolar I disorder and narcolepsy. See the “Patents and Proprietary Rights” section in “Part I, Item 1—Business” in our Annual Report for information with respect to the IP protection for our proprietary products.

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

LUMRYZ

LUMRYZ (sodium oxybate) is an extended-release oral suspension product approved by the U.S. Food and Drug Administration (“FDA”) in May 2023 and October 2024 as the first and only once-at-bedtime treatment for cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy and in pediatric patients seven years of age and older with narcolepsy, respectively. The FDA has granted seven years of orphan drug exclusivity (“ODE”) to LUMRYZ for the adult and pediatric narcolepsy patient populations through May 1, 2030 and October 16, 2031, respectively. We exclusively commercialize LUMRYZ in the U.S. Pursuant to the settlement and license agreement entered into between Jazz Pharmaceuticals entities and Avadel entities in October 2025 (the “Avadel Settlement Agreement”), from October 1, 2025, Jazz receives a royalty of 3.85% (subject to certain adjustments set forth in the Avadel Settlement Agreement) on net sales of LUMRYZ sold for narcolepsy and additional royalties on net sales of LUMRYZ sold for any other non-narcolepsy indications. For more information about the Avadel Settlement Agreement and underlying royalty obligations, see “Patents and Proprietary Rights – LUMRYZ” in “Item 1—Business” in our Annual Report.

LUMRYZ employs a version of our MICROPUMP technology. LUMRYZ is manufactured by third parties. The FDA has required implementation of a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure the benefits of the drug outweigh any risks of serious adverse outcomes that may result from inappropriate prescribing, misuse, abuse or diversion of the product. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

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

For a discussion of legal proceedings related to LYBALVI, see Note 18, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

For a discussion of legal proceedings related to VIVITROL, see Note 18, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the sections entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers” and “Litigation or arbitration filed against Alkermes, including securities litigation, or actions (such as citizens petitions) filed against regulatory agencies in respect of our products, may result in financial losses, harm our reputation, divert management resources, negatively impact the approval of our products, or otherwise negatively impact our business.”

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

Alixorexton

Alixorexton is a novel, investigational, oral, selective orexin 2 receptor agonist in development for the treatment of narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and idiopathic hypersomnia (“IH”). Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address excessive daytime sleepiness across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of alixorexton was previously evaluated in a phase 1 study in healthy volunteers and patients with NT1, NT2 and IH and in Vibrance-1 and Vibrance-2, phase 2 studies in patients with NT1 and NT2, respectively. In April 2026, we announced the initiation of the Brilliance Studies, a phase 3 program evaluating the safety and efficacy of alixorexton compared to placebo in adults with NT1 and NT2. Alixorexton is also currently being evaluated in Vibrance-3, a phase 2 study in patients with IH. Alixorexton has received Breakthrough Therapy designation from the FDA for the treatment of NT1.

LUMRYZ (sodium oxybate)

LUMRYZ (sodium oxybate) extended-release oral suspension is currently being evaluated in REVITALYZ, a double-blind, placebo-controlled, randomized withdrawal, multicenter phase 3 study designed to evaluate efficacy and safety in adult patients with IH. Patient enrollment in this study was completed in December 2025.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of ARISTADA and ARISTADA INITIO, LYBALVI, VIVITROL, and, following the completion of the Avadel Acquisition on February 12, 2026, LUMRYZ, primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross to arrive at product sales, net, for sales of ARISTADA and ARISTADA INITIO, LUMRYZ, LYBALVI and VIVITROL during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In millions, except for % of Sales)	2026(1)	% of Sales(1)	2025	% of Sales
Product sales, gross	$626.6	100.0%	$472.8	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(115.1)	(18.4)%	(94.3)	(19.9)%
Chargebacks	(60.7)	(9.7)%	(53.9)	(11.4)%
Product discounts	(45.2)	(7.2)%	(37.3)	(7.9)%
Medicare Part D	(19.9)	(3.2)%	(17.7)	(3.8)%
Other	(47.6)	(7.5)%	(25.1)	(5.3)%
Total adjustments	(288.5)	(46.0)%	(228.3)	(48.3)%
Product sales, net	$338.1	54.0%	$244.5	51.7%

(1)
“Product sales, net” during the three months ended March 31, 2026 includes LUMRYZ beginning on February 12, 2026. Product sales, net amounts related to LUMRYZ are included within “Product sales, gross”, “Product discounts”, “Medicare Part D” and “Other”.

The increase in product sales, gross was due to the addition of LUMRYZ, and increases of 29%, 15% and 5% in the number of units sold for LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL, respectively, and a 6% price increase for each of LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL that went into effect on January 1, 2026.

The decrease in Medicaid rebates as a percentage of sales was primarily due to gross-to-net favorability, as actual Medicaid rebates related to VIVITROL, ARISTADA/ARISTADA INITIO and LYBALVI were lower than original estimates by approximately $5.4 million, $2.8 million and $0.5 million, respectively, and due to the inclusion of sales of LUMRYZ, which does not participate in a Medicaid rebate program. The increase in Other adjustments is related to the addition of certain gross-to-net deductions related to LUMRYZ.

The following table compares product sales, net earned during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In millions)	2026	2025	Change
VIVITROL	$112.4	$101.0	$11.4
ARISTADA and ARISTADA INITIO	93.8	73.5	20.3
LYBALVI	92.4	70.0	22.4
LUMRYZ	39.5	—	39.5
Product sales, net	$338.1	$244.5	$93.6

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In millions)	2026	2025	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$18.0	$17.7	$0.3
VUMERITY	27.3	27.8	(0.5)
Other	9.5	16.5	(7.0)
Manufacturing and royalty revenues	$54.8	$62.0	$(7.2)

The decrease in VUMERITY revenue was due to a decrease of $6.0 million in manufacturing revenue, offset by an increase of $5.5 million in royalty revenue. The decrease in VUMERITY manufacturing revenue was related to the conclusion of our VUMERITY manufacturing subcontracting obligations for Biogen in August 2025. The increase in VUMERITY royalty revenue was due to an increase in end-market net sales of the product.

The decrease in Other manufacturing and royalty revenue was due to a $5.0 million decrease in RISPERDAL CONSTA manufacturing revenue, primarily due to a decrease in the number of batches made available to Janssen for sale in the U.S., which has a higher selling price than product sold outside of the U.S. and due to a decrease in revenues related to certain of our other legacy products.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended
	March 31,
(In millions)	2026	2025	Change
Cost of goods manufactured and sold	$61.6	$49.2	$12.4

In connection with the Avadel Acquisition, we acquired LUMRYZ inventory at its estimated fair value, resulting in a step-up of approximately $121.6 million above its cost. The inventory step-up is recognized in cost of goods manufactured and sold as the underlying inventory is sold. See Note 7, Inventory in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments. The increase in the cost of goods manufactured and sold was primarily related to the addition of LUMRYZ and the amortization of such inventory step-up of approximately $12.7 million, and to the cost of goods sold for ARISTADA/ARISTADA INITIO, LYBALVI and VIVITROL due to increases in the number of units sold, as discussed above. These increases were partially offset by a decrease of $8.9 million in the cost of goods manufactured for certain legacy products following the completion of our subcontracting arrangements for the manufacture of such products by the end of 2025.

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

The following table sets forth our external R&D expenses for the three months ended March 31, 2026 and 2025 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended March 31,
(In millions)	2026	2025	Change
External R&D expenses:
Development programs:
Alixorexton	$25.5	$17.8	$7.7
LYBALVI	4.4	3.9	0.5
LUMRYZ	2.9	—	2.9
Other external R&D expenses	18.0	11.0	7.0
Total external R&D expenses	50.8	32.7	18.1
Internal R&D expenses:
Employee-related	43.6	31.4	12.2
Occupancy	3.3	3.1	0.2
Depreciation	1.7	1.4	0.3
Other	3.9	3.2	0.7
Total internal R&D expenses	52.5	39.1	13.4
Research and development expenses	$103.3	$71.8	$31.5

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

The increase in expenses related to alixorexton was primarily due to increased spend related to the advancement of the development program, including initiation of our phase 3 Brilliance Studies of the product in narcolepsy and costs related to our long-term extension study. The increase in expenses related to LUMRYZ was due to the addition of the REVITALYZ program in connection with the Avadel Acquisition. The increase in other external R&D expenses was primarily due to activities associated with our preclinical and clinical development programs.

The increase in employee-related expenses was primarily due to an increase in share-based compensation expense of approximately $6.5 million related to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition and due to increases in labor and benefits expense related to a 20% increase in R&D-related headcount, primarily in connection with the Avadel Acquisition. See Note 3, Business Combination in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Selling and marketing expense	$155.6	$122.9	$32.7
General and administrative expense	109.0	48.8	60.2
Selling, general and administrative expense	$264.6	$171.7	$92.9

The increase in selling and marketing expense was primarily due to increases of $28.3 million and $4.3 million in employee-related expenses and marketing expense, respectively. The increase in employee-related expenses was primarily due to the Avadel Acquisition, which resulted in a 15% increase in sales and marketing-related headcount due to the addition of the LUMRYZ commercial organization. In addition, there was an increase in share-based compensation expense of approximately $13.0 million related to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. See Note 3, Business Combination in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments. The increase in marketing expense was primarily due to the addition of $10.5 million in costs, beginning on the Closing Date, related to marketing for LUMRYZ, partially offset by a $4.0 million decrease in media spend for ARISTADA/ARISTADA INITIO, LYBALVI and VIVITROL during the three months ended March 31, 2026.

The increase in general and administrative expense was primarily due to increases of $32.8 million, $18.7 million and $5.2 million in expenses related to the Avadel Acquisition, employee-related expenses and professional service fees, respectively. Expenses related to the Avadel Acquisition included stamp duty and transaction-related advisory fees. The increase in employee-related expenses was primarily due to increases of $11.1 million and $5.6 million in labor and benefits expense and share-based compensation expense, respectively. The increase in labor and benefits expense was primarily due to an increase in severance expense of $5.6 million related to the Avadel Acquisition, and a 15% increase in general and administrative-related headcount. The increase in share-based compensation expense was primarily due to the recognition of incremental share-based compensation expense following the modification of certain equity awards and to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. The increase in professional service fees was primarily due to an increase in legal fees and expenses incurred in connection with the Avadel Acquisition.

Other (Expense) Income, Net

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Interest income	$8.5	$10.1	$(1.6)
Interest expense	(20.9)	—	(20.9)
Other (expense) income, net	(1.3)	1.6	(2.9)
Total other (expense) income, net	$(13.7)	$11.7	$(25.4)

Interest income consists of interest earned on our cash and available-for-sale investments. Interest expense consists primarily of $7.7 million of financing costs related to Bridge Credit Agreement through the Closing Date of the Avadel Acquisition and $12.8 million of interest incurred on the Facilities. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the Bridge Credit Agreement and the Facilities.

Income Tax Provision

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Income tax provision	$4.6	$3.0	$1.6

The income tax provision during the three months ended March 31, 2026 was primarily attributable to taxes on income earned in the U.S. The income tax provision during the three months ended March 31, 2025 was primarily attributable to taxes on income earned in Ireland.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	March 31, 2026			December 31, 2025
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$80.8	$270.8	$351.6	$129.1	$259.5	$388.6
Restricted cash	—	—	—	—	731.2	731.2
Investments—short-term	159.8	0.5	160.3	199.1	0.5	199.6
Investments—long-term	26.4	—	26.4	0.1	—	0.1
Total cash, restricted cash and investments	$267.0	$271.3	$538.3	$328.3	$991.2	$1,319.5

At March 31, 2026 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$160.1	$0.3	$(0.1)	$—	$160.3
Investments—long-term available-for-sale	26.3	—	(0.1)	—	26.2
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$186.5	$0.3	$(0.2)	$—	$186.6

Sources and Uses of Cash

We used $165.7 million and generated $98.8 million of cash from operating activities during the three months ended March 31, 2026 and 2025, respectively. We expect that our existing cash, cash equivalents, restricted cash and investments will be sufficient to finance our anticipated working capital and other cash requirements, including debt services and capital expenditures, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

Information about our cash flows, by category, is presented in the accompanying condensed consolidated statements of cash flows. The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In millions)	2026	2025
Cash, cash equivalents and restricted cash, beginning of period	$1,119.8	$291.1
Cash flows (used in) provided by operating activities	(165.7)	98.8
Cash flows (used in) provided by investing activities	(2,077.0)	9.1
Cash flows provided by financing activities	1,474.5	0.8
Cash, cash equivalents and restricted cash, end of period	$351.6	$399.8

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

Cash flows used in operating activities for the three months ended March 31, 2026 were $165.7 million and primarily consisted of net loss of $66.5 million, adjusted for non-cash items, including share-based compensation of $36.3 million, depreciation and amortization of $19.4 million, amortization of inventory step-up of $12.7 million, deferred income taxes of $8.8 million and changes in working capital of $160.3 million.

Cash flows provided by operating activities for the three months ended March 31, 2025 were $98.8 million and primarily consisted of net income of $22.5 million, adjusted for non-cash items, including share-based compensation of $22.8 million, depreciation and amortization of $7.4 million, deferred income taxes of $2.5 million and changes in working capital of $43.3 million.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2026 were primarily due to the completion of the Avadel Acquisition and the purchase of $4.1 million of property, plant and equipment, partially offset by $12.2 million in net sales of investments. Total cash consideration paid on the Closing Date was $2,199.2 million. We accounted for the Avadel Acquisition as a business combination and recognized $2,085.1 million of assets acquired, net of liabilities assumed and cash transferred as an investing activity during the three months ended March 31, 2026.

Cash flows provided by investing activities for the three months ended March 31, 2025 were primarily due to $17.5 million in net sales of investments, partially offset by the purchase of $10.1 million of property, plant and equipment.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2026 were primarily due to $1,511.6 million in net proceeds from borrowings under the Facilities in connection with the Avadel Acquisition and $15.7 million of cash that we received upon exercises of employee stock options, partially offset by $27.7 million (exclusive of any fees, commissions or other related expenses) used to repurchase our ordinary shares under the Repurchase Program and $23.4 million of employee taxes paid related to the net share settlement of equity awards.

Cash flows provided by financing activities for the three months ended March 31, 2025 were primarily due to $29.5 million of cash that we received upon exercises of employee stock options, partially offset by $28.8 million of employee taxes paid related to the net share settlement of equity awards.

Debt

On February 12, 2026, in connection with the Avadel Acquisition, we entered into the Credit Agreement, which provides for (i) a TLA Facility in an aggregate principal amount of up to $750.0 million and (ii) a TLB Facility in an aggregate principal amount of up to $775.0 million. The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031. On the Closing Date, we borrowed the full $1.525 billion available under the Facilities.

For additional details regarding our outstanding indebtedness, see Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Also on February 12, 2026, in connection with completion of the Avadel Acquisition and our entry into the Credit Agreement, we terminated the Bridge Credit Agreement originally entered into in order to fund the Avadel Acquisition, as the commitments under the Credit Agreement, together with our cash on hand as of the Closing Date, were sufficient to fund the Avadel Acquisition.

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

See the “Critical Accounting Estimates” section in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a discussion of our critical accounting estimates. See below for a discussion of additions to our critical accounting estimates since December 31, 2025.

Contingent Consideration

We record contingent consideration we may owe related to a business combination at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate a probability-weighted discounted cash flow model related to the achievement of a certain specified milestone. We revalue our contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive (loss) income. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the assumed achievement and timing of any such specified milestone and changes in the assumed probability associated with regulatory approval.

The period over which we discount contingent consideration is based on the current development stage of the product candidate, the specific development plan for such product candidate adjusted for the probability of completing the development step, and the date on which contingent payments may be triggered. In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent reporting period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

At March 31, 2026, our contingent consideration related to the CVR Milestone issued in connection with the Avadel Acquisition. The fair value of the contingent consideration was determined as follows:

•
As part of consideration for the Avadel Acquisition, holders of Avadel Shares as of the Closing Date are entitled to receive a potential additional aggregate cash payment of $165.7 million, or $1.50 per Avadel Share, upon achievement of the CVR Milestone.
•
The fair value of the contingent consideration was estimated by applying a discount factor, calculated based on the likelihood of achievement of the CVR Milestone, from the expected time the milestone occurs to the end of the reporting period, to the estimated probability of success. We expect the CVR Milestone to occur no later than the end of 2028 and used a discount rate of 5.47%;

Significant judgment was employed in determining the appropriateness of these assumptions at the Closing Date. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration we record in any given period. In accordance with the accounting standard for fair value measurements, the fair value of the contingent consideration has been classified as a Level 3 liability as its fair value is based on significant inputs not observable in the market.

Valuation of Intangible Assets

Our intangible assets consist primarily of IP related to the existing commercial product and IPR&D product candidates that we acquired as part of the Avadel Acquisition. When significant identifiable intangible assets are acquired, we engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

•
estimating the timing of and expected costs to complete the in-process project;
•
projecting regulatory approvals;
•
estimating future cash flows from product sales resulting from completed products and in-process project; and
•
developing appropriate discount rates and probability rates by project.

We believe the fair values assigned to the intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition date. If these projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of the acquired intangible assets may become impaired. We believe that the foregoing assumptions used in the IPR&D analysis were reasonable as of the acquisition date. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such products, will transpire as estimated.

New Accounting Standards

See the “New Accounting Pronouncements” section in Note 2, Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for discussion of certain recent accounting standards applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our investment portfolio, and the ways we manage such risks, are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are to preserve capital, provide sufficient liquidity to satisfy operating requirements and generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks since December 31, 2025, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

We are exposed to non-U.S. currency exchange risk related primarily to royalty revenues that we receive on certain of our products, partially offset by certain operating costs arising from expenses and payables in connection with our Irish operations that are settled predominantly in euro. These non-U.S. currency exchange rate risks are summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There has been no material change in our assessment of our sensitivity to non-U.S. currency exchange rate risk since December 31, 2025.

At March 31, 2026, our borrowings consisted of $1.525 billion outstanding under the Facilities. The TLA Facility matures on February 12, 2031; the TLB Facility matures on August 12, 2031. The Facilities bear interest at the one-, three- or six-month SOFR rate of our choosing plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.75%. We are currently using the three-month SOFR rate, which was 3.68% at March 31, 2026. A 10% increase in this rate would increase the amount of interest we would expect to pay from April 1, 2026 through December 31, 2026 by $4.4 million. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to the Facilities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion of legal proceedings in Note 18, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, which discussion is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

For a discussion of our risk factors, see “Part I, Item 1A—Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2026:

Period	Total Number of Ordinary Shares Purchased (a)		Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)		Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
January 1, 2026 – January 31, 2026	723		$28.53	—		$200.0
February 1, 2026 – February 28, 2026	729,668		32.08	—		200.0
March 1, 2026 – March 31, 2026	996,040		27.85	995,494		172.3
Totals	1,726,431	(1)	$29.62	995,494	(1)

(1)
The difference between the total number of ordinary shares purchased shown in column (a) and the total number of ordinary shares purchased as part of the publicly announced Repurchase Program shown in column (c) consists of 730,937 ordinary shares acquired during the three months ended March 31, 2026 to satisfy withholding tax obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended March 31, 2026, the following contracts, instructions or written plans for the purchase or sale of the Company’s securities that are or were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”) were adopted by officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company: (i) on March 11, 2026, Christopher Wright, M.D., Ph.D., a director of the Company, adopted a Rule 10b5-1 plan providing for the sale of up to 2,000 ordinary shares of the Company that may be obtained from the vesting of restricted stock unit awards; this plan is scheduled to expire on December 31, 2026; and (ii) on March 12, 2026, Richard Pops, our Chairman and Chief Executive Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 203,999 ordinary shares of the Company that may be obtained from the exercise of expiring stock options; this plan is scheduled to expire on February 17, 2027. During the three months ended March 31, 2026, no other directors or officers of the Company adopted or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 §

Transaction Agreement, dated as of October 22, 2025 by and among Alkermes plc and Avadel

Pharmaceuticals plc (incorporated by reference to Exhibit 2.1 to the Alkermes plc Current Report on

Form 8-K (File No. 001-35299) filed on October 22, 2025).

2.1A

Amendment No. 1 to the Transaction Agreement, dated as of November 18, 2025, by and between Alkermes plc and Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 2.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on November 19, 2025).

2.1B

Appendix III to the Rule 2.7 Announcement, dated as of October 22, 2025 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on October 22, 2025).

10.1 §

Credit Agreement, dated as of February 12, 2026, by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on February 12, 2026).

10.2 #†	Letter agreement, dated February 24, 2026, by and between Alkermes plc and Richard F. Pops.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

# Filed herewith.

‡ Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

§Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish copies of any omitted schedules and similar attachments upon request by the SEC.

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
Date: May 5, 2026