Form 10-Q
period 2026-06-30
Alkermes plc.
filed 2026-07-28
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of July 23, 2026 was 167,763,272 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”) and service marks, including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LUMRYZ®, LYBALVI®, MICROPUMP®, NANOCRYSTAL®, REVITALYZSM and VIVITROL®.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$511,529	$388,570
Restricted cash	—	731,206
Investments—short-term	145,048	199,645
Receivables, net	456,477	334,025
Inventory	298,957	196,625
Prepaid expenses and other current assets	110,895	79,090
Total current assets	1,522,906	1,929,161
PROPERTY, PLANT AND EQUIPMENT, NET	218,284	221,722
INVESTMENTS—LONG-TERM	35,054	145
RIGHT-OF-USE ASSETS	76,111	77,209
INTANGIBLE ASSETS, NET	1,761,456	815
GOODWILL	594,273	83,027
DEFERRED TAX ASSETS	123,041	125,815
OTHER ASSETS	62,000	49,099
TOTAL ASSETS	$4,393,125	$2,486,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$332,469	$289,565
Accrued sales discounts, allowances and reserves	295,645	247,126
Operating lease liabilities—short-term	7,477	6,746
Current portion of long-term debt	26,500	—
Total current liabilities	662,091	543,437
OPERATING LEASE LIABILITIES—LONG-TERM	61,976	63,253
CONTINGENT CONSIDERATION	136,304	—
LONG-TERM DEBT	1,476,611	—
DEFERRED TAX LIABILITIES	179,575	—
OTHER LONG-TERM LIABILITIES	68,018	61,008
Total liabilities	2,584,575	667,698
COMMITMENTS AND CONTINGENT LIABILITIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 184,700,718 and 181,011,166 shares issued; and 167,541,198 and 165,607,028 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,847	1,810
Treasury shares, at cost (17,159,520 and 15,404,138 shares at June 30, 2026 and December 31, 2025, respectively)	(502,521)	(450,287)
Additional paid-in capital	3,112,920	3,004,666
Accumulated other comprehensive loss	(2,923)	(2,100)
Accumulated deficit	(800,773)	(734,794)
Total shareholders’ equity	1,808,550	1,819,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,393,125	$2,486,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$411,724	$307,235	$749,838	$551,728
Manufacturing and royalty revenues	84,285	83,422	139,082	145,439
Total revenues	496,009	390,657	888,920	697,167
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	98,112	49,460	159,690	98,657
Research and development	112,920	77,370	216,265	149,187
Selling, general and administrative	217,625	170,849	482,218	342,553
Change in fair value of contingent consideration	26,414	—	26,414	—
Amortization of acquired intangible assets	22,585	—	34,260	—
Total expenses	477,656	297,679	918,847	590,397
OPERATING (LOSS) INCOME	18,353	92,978	(29,927)	106,770
OTHER (EXPENSE) INCOME, NET:
Interest income	5,344	11,090	13,883	21,231
Interest expense	(25,925)	—	(46,817)	—
Other (expense) income, net	352	771	(941)	2,327
Total other (expense) income, net	(20,229)	11,861	(33,875)	23,558
(LOSS) INCOME BEFORE INCOME TAXES	(1,876)	104,839	(63,802)	130,328
INCOME TAX PROVISION (BENEFIT)	(2,377)	17,741	2,177	20,766
NET (LOSS) INCOME	$501	$87,098	$(65,979)	$109,562

(LOSS) EARNINGS PER ORDINARY SHARE:
(Loss) earnings per ordinary share—basic	$0.00	$0.53	$(0.40)	$0.67
(Loss) earnings per ordinary share—diluted	$0.00	$0.52	$(0.40)	$0.65

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	167,026	164,959	166,613	164,188
Diluted	173,478	168,357	166,613	168,470
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$501	$87,098	$(65,979)	$109,562
Holding (loss) gain, net of a tax (benefit) provision of $78, $16, $249 and $184, respectively	(255)	55	(823)	567
Foreign currency translation gain	240	—	—	—
COMPREHENSIVE (LOSS) INCOME:	$486	$87,153	$(66,802)	$110,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(65,979)	$109,562
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	49,705	15,239
Amortization of inventory step-up	43,728	—
Share-based compensation expense	67,469	47,776
Change in fair value of contingent consideration	26,414	—
Deferred income taxes	317	(900)
Other non-cash charges	5,577	3,245
Changes in assets and liabilities:
Receivables	(72,062)	29,622
Contract assets	(6,751)	3,566
Inventory	1,014	(10,043)
Prepaid expenses and other assets	(20,960)	16,163
Right-of-use assets	4,355	3,713
Accounts payable and accrued expenses	(78,286)	56,109
Accrued sales discounts, allowances and reserves	23,550	(19,279)
Contract liabilities	—	(671)
Operating lease liabilities	(5,661)	(5,137)
Other long-term liabilities	7,010	48
Cash flows (used in) provided by operating activities	(20,560)	249,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(12,236)	(23,126)
Proceeds from the sale of property, plant and equipment	9	34
Proceeds from the sale of the Athlone facility	—	1,708
Business combination, net of cash acquired	(2,085,073)	—
Purchases of investments	(44,804)	(193,806)
Sales and maturities of investments	62,693	195,078
Cash flows used in investing activities	(2,079,411)	(20,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	42,006	31,611
Proceeds from the issuance of debt, net	1,511,557	—
Deferred financing costs paid to third parties	(2,980)	—
Employee taxes paid related to net share settlement of equity awards	(24,538)	(30,459)
Payment for the repurchase of ordinary shares	(27,696)	—
Principal payments of long-term debt	(6,625)	—
Cash flows provided by financing activities	1,491,724	1,152
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(608,247)	230,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,119,776	291,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$511,529	$521,199
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for taxes	$13,926	$1,591
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$4,260	$7,562
Unpaid contingent consideration	$107,713	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2025	181,011,166	$1,810	$3,004,666	$(2,100)	$(734,794)	(15,404,138)	$(450,287)	$1,819,295
Issuance of ordinary shares under employee stock plans	2,581,702	26	15,688	—	—	—	—	15,714
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(730,937)	(23,442)	(23,442)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(995,494)	(27,696)	(27,696)
Share-based compensation	—	—	34,948	—	—	—	—	34,948
Unrealized loss on marketable securities, net of tax benefit of $171	—	—	—	(568)	—	—	—	(568)
Foreign currency translation loss	—	—	—	(240)	—	—	—	(240)
Net loss	—	—	—	—	(66,480)	—	—	(66,480)
BALANCE — March 31, 2026	183,592,868	$1,836	$3,055,302	$(2,908)	$(801,274)	(17,130,569)	$(501,425)	$1,751,531
Issuance of ordinary shares under employee stock plans	1,107,850	11	26,281	—	—	—	—	26,292
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(28,951)	(1,096)	(1,096)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	—	—	—
Share-based compensation	—	—	31,337	—	—	—	—	31,337
Unrealized loss on marketable securities, net of tax benefit of $78	—	—	—	(255)	—	—	—	(255)
Foreign currency translation gain	—	—	—	240	—	—	—	240
Net income	—	—	—	—	501	—	—	501
BALANCE — June 30, 2026	184,700,718	$1,847	$3,112,920	$(2,923)	$(800,773)	(17,159,520)	$(502,521)	$1,808,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	3,510,611	35	29,493	—	—	—	—	29,528
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(834,590)	(28,781)	(28,781)
Share-based compensation	—	—	22,883	—	—	—	—	22,883
Unrealized gain on marketable securities, net of tax provision of $168	—	—	—	512	—	—	—	512
Net income	—	—	—	—	22,464	—	—	22,464
BALANCE — March 31, 2025	180,181,396	$1,802	$2,913,266	$(1,455)	$(953,994)	(15,328,381)	$(448,036)	$1,511,583
Issuance of ordinary shares under employee stock plans	258,354	3	2,080	—	—	—	—	2,083
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(56,457)	(1,678)	(1,678)
Share-based compensation	—	—	25,443	—	—	—	—	25,443
Unrealized gain on marketable securities, net of tax provision of $16	—	—	—	55	—	—	—	55
Net income	—	—	—	—	87,098	—	—	87,098
BALANCE — June 30, 2025	180,439,750	$1,805	$2,940,789	$(1,400)	$(866,896)	(15,384,838)	$(449,714)	$1,624,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. Alkermes has a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder and narcolepsy, and a pipeline of clinical and preclinical candidates in development for neurological disorders, including late-stage candidates in narcolepsy and idiopathic hypersomnia (“IH”), and early-stage candidates in ADHD and fatigue associated with multiple sclerosis and Parkinson’s disease. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2025. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires that Company management make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies, including, but not limited to, those related to revenue from contracts with its customers and related allowances, impairment and amortization of intangibles and long-lived assets, inventory, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of the Avadel Acquisition (as defined below), investments, contingent consideration and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different conditions or using different assumptions.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Contingent Consideration

Contingent consideration in a business combination may consist of development, regulatory and/or commercial milestone payments and is included as part of the acquisition cost and recognized at fair value as of the acquisition date. Fair value is generally estimated using a probability-weighted discounted cash flow (“DCF”) approach resulting from contingent consideration and is re-measured at each reporting date until the contingency is resolved. Changes in fair value are recognized within “Operating (loss) income” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to discount rates, changes in the assumed achievement and timing of specified milestones and changes in the assumed probability associated with such milestones.

The period over which the Company discounts its contingent consideration is based on the current development stage of the product candidate associated with the milestone, the specific development plan for that product candidate adjusted for the probability of completing the development step, and the date on which contingent payments may be triggered. In estimating the probability of success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions at the acquisition date and for each subsequent reporting period. Accordingly, changes in assumptions described above could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

Reclassification

The Company reclassified certain prior year amounts on the consolidated balance sheet to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities or shareholders’ equity.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Goodwill is not deductible for tax purposes.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has utilized the management approach to determine that the Company is managed as one segment on a consolidated basis and is in the business of developing, manufacturing and commercializing medicines designed to help people living with complex and difficult-to-treat psychiatric and neurological disorders. The Company’s CODM, the Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s CODM measures profitability on a reportable segment basis using net (loss) income and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results. Please refer to Note 17, Segment Reporting, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further information.

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

3. BUSINESS COMBINATION

Acquisition of Avadel Pharmaceuticals plc

On February 12, 2026 (the “Closing Date”), the Company completed the acquisition of Avadel Pharmaceuticals plc (now operating as Avadel Pharmaceuticals Limited) (“Avadel”), pursuant to the definitive transaction agreement entered into in October 2025 and subsequently amended in November 2025 (the “Transaction Agreement”), adding both LUMRYZ to the Company’s portfolio of proprietary commercial products and a commercial organization with experience in narcolepsy. Pursuant to the Transaction Agreement, the Company acquired the entire issued and to be issued ordinary share capital of Avadel (the “Avadel Acquisition”) for consideration of (i) $21.00 per ordinary share, nominal value $0.01 per share, of Avadel (each, an “Avadel Share”), payable in cash at closing and (ii) a non-transferable contingent value right (the “CVR”) entitling holders of Avadel Shares to a potential additional cash payment of $1.50 per Avadel Share, contingent upon achievement of a certain specified milestone (the “CVR Milestone”).

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

The total preliminary purchase consideration related to the Avadel Acquisition was as follows:

(In thousands)	Amount
Cash consideration paid for Avadel’s ordinary shares	$2,064,310
Cash consideration paid for cash settlement of Avadel equity awards	134,897
Fair value of CVR contingent consideration	107,713
Total preliminary purchase consideration	$2,306,920

The following table summarizes the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Closing Date:

(In thousands)	February 12, 2026
Acquired Assets:
Cash and cash equivalents	$114,135
Receivables	50,389
Inventory	147,323
Prepaid expenses and other current assets	13,483
Property, plant and equipment	796
Right-of-use assets	2,297
Intangible assets	1,794,900
Deferred tax assets(1)	849
Other assets	6,550
Total fair value of assets acquired	$2,130,722
Assumed Liabilities:
Accounts payable and accrued expenses	$124,654
Accrued sales discounts, allowances and reserves	24,969
Operating lease liabilities	2,296
Deferred tax liability	183,129
Other long-term liabilities(2)	—
Total recognized identifiable net assets acquired and liabilities assumed	$1,795,674
Goodwill(1)(2)	511,246
Preliminary fair value of total consideration	$2,306,920
Contingent consideration	107,713
Total Cash Consideration Paid	$2,199,207

(1)
Inclusive of a measurement period adjustment of $0.4 million to reduce the deferred tax asset and increase goodwill following further review of Avadel’s uncertain tax position and associated deferred tax assets as of the Closing Date.
(2)
Inclusive of a measurement period adjustment of $2.1 million to reduce the uncertain tax position and goodwill following further review of Avadel’s uncertain tax position as of the Closing Date.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Contingent Consideration

In connection with the Avadel Acquisition, the vesting of certain outstanding Avadel equity awards was accelerated as of the Closing Date and each vested Avadel equity award became entitled to receive cash consideration and the right to receive one CVR per Avadel Share. The purchase price for the Avadel Acquisition includes $134.9 million related to Avadel Shares for which vesting was accelerated in connection with the acquisition and is attributable to pre-combination service. As of the Closing Date, the Company also recognized $18.4 million of share-based compensation expense related to the acceleration of unvested share-based compensation awards attributable to post-combination service.

Contingent payments of up to $165.7 million may become due to former Avadel shareholders upon the achievement of the CVR Milestone. In connection therewith, the Company recorded a contingent consideration liability of $107.7 million as of the Closing Date to reflect the estimated fair value of such contingent consideration associated with the purchase consideration related to the Avadel Acquisition. As of the Closing Date, the Company also recognized $1.8 million of share-based compensation expense related to the fair value of the contingent CVR payment that may be made to former Avadel employees attributable to post-combination service.

The estimated fair value of the contingent consideration was determined under an income approach using a DCF model. The key assumptions considered include probability of milestone achievement and estimated discount rates. At each reporting period after the Avadel Acquisition, the Company will revalue the contingent consideration liability and will record increases or decreases in the fair value of the liability in its condensed consolidated statements of operations and comprehensive (loss) income. Please refer to Note 18, Commitments and Contingent Liabilities, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for information related to changes in the fair value of the contingent consideration.

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

Deferred Tax Liabilities

The deferred tax liability of $183.1 million relates to the tax effect of the difference between the fair value and tax basis of acquired intangible assets owned by an Irish subsidiary of the Company. The deferred tax asset of $0.8 million relates to the tax effect of acquired net operating losses and temporary differences, partially offset by the difference between the fair value and tax basis of acquired intangible assets and inventory owned by a U.S. subsidiary of the Company.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

As of the Closing Date, Avadel recorded an uncertain tax position of $2.2 million in connection with a U.S. state tax position. Upon further review of the position and identification of historic tax filings of a subsidiary of Avadel, the Company determined that the uncertainty was resolved prior to the Avadel Acquisition. Accordingly, the Company has removed the uncertain tax position liability and reduced the value of the associated deferred tax asset by approximately $0.4 million. These adjustments have resulted in a reduction of the estimated value of the goodwill recorded in connection with the Avadel Acquisition by $1.8 million as of the Closing Date.

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

Revenues and Net (Loss) Income of Avadel

The operations of Avadel for the period of the Closing Date through June 30, 2026 have been included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. During the three and six months ended June 30, 2026, the Company recorded total revenues of $96.6 million and $136.1 million, respectively, and net loss of $2.7 million and net income of $13.6 million, respectively, related to the operations of Avadel.

Transaction Costs

In conjunction with the Avadel Acquisition, the Company incurred approximately $1.1 million and $35.9 million of transaction costs during the three and six months ended June 30, 2026, respectively, all of which were recognized as selling, general and administrative in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. There were no transaction costs for the Avadel Acquisition incurred during the three or six months ended June 30, 2025.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three and six months ended June 30, 2026 and 2025 as if the Avadel Acquisition had been completed on January 1, 2025. The unaudited pro forma financial information is based on the historical financial information for the Company and Avadel, along with certain pro forma adjustments described below. The unaudited pro forma information for the three and six months ended June 30, 2026 reflects revenues and net loss of Avadel from January 1, 2026 through the Closing Date, and excludes approximately $77.7 million of total direct one-time transaction costs incurred by Avadel, of which $64.6 million were incurred from January 1, 2026 through the Closing Date. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the Avadel Acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues	$496,009	$458,786	$921,749	$817,807
Net (loss) income	22,638	23,270	(5,722)	(97,229)

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

(iv)
adjustment of approximately $45.6 million in direct one-time acquisition transaction costs, including $9.7 million recognized in fiscal year 2025, from the periods incurred to the period these expenses would have been recognized given the assumed transaction date identified above;
(v)
adjustment of $20.2 million related to the acceleration of unvested share-based compensation awards attributable to post-combination service and the fair value related to the contingent CVR payment that could be made to former Avadel employees if the specified CVR milestone is met, from the period incurred to the periods in which these expenses would have been recognized with the assumed transaction date identified above; and
(vi)
the related income tax effects of these adjustments to the income tax provision (benefit) for the Company.

The unaudited pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the Avadel Acquisition or revenue growth that may be anticipated.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed in accordance with FASB ASC 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

During the three and six months ended June 30, 2026 and 2025, the Company recorded product sales, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
VIVITROL	$124,454	$121,660	$236,888	$222,656
ARISTADA and ARISTADA INITIO	96,719	101,295	190,543	174,770
LYBALVI	93,979	84,280	186,343	154,302
LUMRYZ	96,572	—	136,064	—
Total product sales, net	$411,724	$307,235	$749,838	$551,728

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

The decrease in Medicaid rebates as a percentage of sales was primarily due to gross-to-net favorability, as actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO were lower than original estimates during the six months ended June 30, 2026 by approximately $8.9 million and $8.1 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

A rollforward of the Company’s provisions for sales discounts and allowances is as follows:

	Six Months Ended June 30, 2026
(In thousands)	Contractual Adjustments(2)	Discounts(3)	Product Returns	Other	Total
Beginning balance — December 31, 2025	$211,440	$41,327	$55,455	$7,813	$316,035
Avadel beginning balance as of February 12, 2026 (1)	1,475	15,499	724	11,323	29,021
Current provisions relating to sales in current year	310,678	268,479	13,688	72,764	665,609
Adjustments relating to prior years	(17,719)	(5,320)	(3,324)	210	(26,153)
Payments relating to sales in current year	(151,519)	(243,525)	(137)	(53,660)	(448,841)
Payments relating to sales in prior years	(130,931)	(17,281)	(5,206)	(14,828)	(168,246)
Ending balance — June 30, 2026	$223,424	$59,179	$61,200	$23,622	$367,425

(1)
Amounts consist of beginning balance as of the Closing Date.
(2)
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals.
(3)
“Discounts” include “Chargebacks” and “Product Discounts.”

Total revenue-related reserves as of June 30, 2026 and December 31, 2025 included in the accompanying consolidated balance sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Reduction of accounts receivable	$18,995	$21,049
Components of accrued sales discounts, allowances and reserves	295,645	247,126
Components of other long-term liabilities	52,785	47,860
Total revenue-related reserves	$367,425	$316,035

Manufacturing and Royalty Revenues

During the three and six months ended June 30, 2026 and 2025, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$27,451	$27,451	$—	$45,446	$45,446
VUMERITY	—	30,587	30,587	—	57,936	57,936
Other	20,901	5,346	26,247	24,969	10,731	35,700
	$20,901	$63,384	$84,285	$24,969	$114,113	$139,082

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$30,315	$30,315	$—	$48,060	$48,060
VUMERITY	7,383	32,016	39,399	13,358	53,874	67,232
Other	9,184	4,524	13,708	20,536	9,611	30,147
	$16,567	$66,855	$83,422	$33,894	$111,545	$145,439

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate). The Company’s royalty on net sales of INVEGA SUSTENNA in the U.S. expired in August 2024.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consist of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
June 30, 2026	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$65,945	$31	$(66)	$—	$65,910
Corporate debt securities	79,157	57	(76)	—	79,138
Total short-term investments	145,102	88	(142)	—	145,048
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	14,711	—	(78)	—	14,633
Corporate debt securities	20,345	—	(69)	—	20,276
	35,056	—	(147)	—	34,909
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	35,201	—	(147)	—	35,054
Total investments	$180,303	$88	$(289)	$—	$180,102

December 31, 2025
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$101,033	$338	$—	$—	$101,371
Corporate debt securities	97,740	534	—	—	98,274
Total short-term investments	198,773	872	—	—	199,645
Long-term investments:
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	145	—	—	—	145
Total investments	$198,918	$872	$—	$—	$199,790

At June 30, 2026, the Company’s investments in corporate debt securities had a minimum rating of A3 (Moody’s)/A (Standard and Poor’s), and 64 of the Company’s 115 investment securities were in an unrealized loss position with an aggregate estimated fair value of $112.2 million. The primary reason these securities were in an unrealized loss position is that they are fixed-rate securities that were acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity. During the three months ended June 30, 2026, the Company realized a $0.5 million credit loss related to one of its corporate debt securities. Such loss was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Proceeds from the sales and maturities of investments	$62,693	$195,078
Realized gains	$1	$3
Realized losses	$500	$—

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s available-for-sale and held-to-maturity securities at June 30, 2026 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$133,864	$133,796	$145	$145
After 1 year through 5 years	46,294	46,161	—	—
Total	$180,158	$179,957	$145	$145

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	June 30,
(In thousands)	2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,672	$15,672	$—	$—
U.S. government and agency debt securities	80,543	79,541	1,002	—
Corporate debt securities	99,414	—	99,414	—
Total	$195,629	$95,213	$100,416	$—
Liabilities:
Contingent consideration	$136,304	—	—	136,304
Total	$136,304	$—	$—	$136,304

	December 31,
	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,583	$18,583	$—	$—
U.S. government and agency debt securities	101,371	94,246	7,125	—
Corporate debt securities	98,274	—	97,774	500
Total	$218,228	$112,829	$104,899	$500

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between levels during the six months ended June 30, 2026.

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

At June 30, 2026, the fair value of the contingent consideration resulting from the Avadel Acquisition was $136.3 million and was recorded within “Contingent consideration” in the accompanying condensed consolidated balance sheets. The contingent consideration was valued as a contingent liability utilizing Level 3 inputs as its fair value is based on significant inputs not observable in the market.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

During the three months ended June 30, 2026, the fair value of the contingent consideration increased by $26.8 million and was determined as follows:

•
Following receipt of positive topline results from the REVITALYZ phase 3 clinical study of LUMRYZ in IH announced in May 2026, the Company increased the probability of success of achieving the CVR Milestone from 75% to 90%; and
•
The fair value of the contingent consideration was estimated by applying a discount factor, calculated based on the likelihood of achievement of the CVR Milestone, from the expected time the milestone occurs to the end of the reporting period, to the estimated probability of success. The Company expects achievement of the CVR Milestone to be determined by the end of 2027 and used a discount rate of 6.18%.

The change in fair value of contingent consideration during each of the three and six months ended June 30, 2026 was $26.8 million, of which the Company recorded $26.4 million related to consideration transferred within “Change in fair value of contingent consideration” and recognized share-based compensation expense of $0.4 million related to the acceleration of unvested share-based compensation awards attributable to post-combination service in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

The following table is a rollforward of the fair value of the Company’s assets with fair values that were determined using Level 3 inputs at June 30, 2026:

	Fair Value
(In thousands)	Assets	Liabilities
Balance, January 1, 2026	$500	$—
Addition of contingent consideration attributable to consideration transferred	—	107,713
Change in fair value of contingent consideration attributable to consideration transferred	—	26,414
Addition of contingent consideration attributable to post-combination expense	—	1,781
Change in fair value of contingent consideration attributable to post-combination expense	—	396
Impairment of corporate debt security	(500)	—
Balance, June 30, 2026	$—	$136,304

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, sales discounts, allowances and reserves approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its Facilities (as defined in Note 12, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $1,532.4 million at June 30, 2026.

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Raw materials	$70,109	$68,387
Work in process	109,198	90,498
Finished goods(1)	119,650	37,740
Total inventory	$298,957	$196,625

(1)
At June 30, 2026 and December 31, 2025, the Company had $50.7 million and $31.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In connection with the Avadel Acquisition, the Company recorded a fair value step-up adjustment to inventory of $121.6 million, consisting of approximately $19.1 million and $102.5 million in work in process and finished goods, respectively. The inventory step-up is being amortized when inventory is sold to customers, substantially all of which is expected to be within a year of the Closing Date. During the three and six months ended June 30, 2026, the Company amortized $31.0 million and $43.7 million, respectively, in inventory step-up within “Cost of goods manufactured and sold” in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Land	$957	$957
Building and improvements	152,366	150,672
Furniture, fixtures and equipment	259,420	255,773
Leasehold improvements	60,851	42,535
Construction in progress	27,038	38,795
Subtotal	500,632	488,732
Less: accumulated depreciation	(282,348)	(267,010)
Total property, plant and equipment, net	$218,284	$221,722

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		June 30, 2026			December 31, 2025
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$594,273	$—	$594,273	$83,027	$—	$83,027
Definite-lived intangible assets:
LUMRYZ	14	$1,768,600	$(34,210)	$1,734,390	$—	$—	$—
Capitalized IP	12	1,000	(234)	766	1,000	(185)	815
Indefinite-lived intangible asset:
IPR&D		26,300	—	26,300	—	—	—
Total		$1,795,900	$(34,444)	$1,761,456	$1,000	$(185)	$815

Based on its most recent analysis, the Company expects to amortize approximately $79.9 million, $103.8 million, $125.6 million, $118.1 million and $115.7 million of its definite-lived intangible asset in the years ending December 31, 2026 through 2030, respectively. Although the Company believes such expectations are reasonable, given the inherent risks and uncertainties underlying its expectations regarding future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. If revenues are projected to change, the related amortization of the intangible assets will change in proportion to the change in revenues.

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

(In thousands)	Goodwill
Goodwill at December 31, 2025	83,027
Additions in connection with the Avadel Acquisition	511,246
Goodwill at June 30, 2026	594,273

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

10. LEASES

Future lease payments under non-cancelable leases at June 30, 2026 consist of the following:

June 30,
(In thousands)	2026
2026	5,782
2027	10,712
2028	10,626
2029	9,826
2030	9,522
Thereafter	41,026
Total operating lease payments	$87,494
Less: imputed interest	(18,041)
Total operating lease liabilities	$69,453

At June 30, 2026, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 3.5% and 5.3 years, respectively. Cash paid for lease liabilities was $2.9 million and $5.7 million during the three and six months ended June 30, 2026, respectively, as compared to $2.6 million and $5.1 million during the three and six months ended June 30, 2025, respectively. The Company recorded operating lease expense of $2.2 million and $4.4 million during the three and six months ended June 30, 2026, respectively, as compared to $1.9 million and $3.7 million during the three and six months ended June 30, 2025, respectively.

In July 2026, the Company entered into a lease agreement for approximately 9,000 square feet of office space located at Five Park Place, Dublin, Ireland (“Five Park Place”). The initial term of the lease commences on August 1, 2026 (the “Commencement Date”) and expires on August 1, 2036. In accordance with ASC Topic 842, Leases, the future lease payments as of June 30, 2026 outlined above do not include any Five Park Place payments.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Accounts payable	$142,860	$107,950
Accrued compensation	63,401	82,450
Accrued other	126,208	99,165
Total accounts payable and accrued expenses	$332,469	$289,565

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Medicaid rebates	$192,624	$186,068
Product discounts	23,159	18,688
Medicare Part D	30,799	25,372
Other	49,063	16,998
Total accrued sales discounts, allowances and reserves	$295,645	$247,126

Included in accounts payable was approximately $75.6 million and $59.6 million of amounts payable related to state U.S. Medicaid rebates as of June 30, 2026 and December 31, 2025, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

12. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Term Loan A Facility, due February 12, 2031	$739,401	$—
Term Loan B Facility, due August 12, 2031	763,710
Total	1,503,111	—
Less: current portion	(26,500)	—
Long-term debt	$1,476,611	$—

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

Borrowings under the TLA Facility bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-(as defined in the Credit Agreement)-based margin, which will initially be 2.75% per annum or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-based margin, which will initially be 1.75% per annum. Borrowings under the TLB Facility bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate plus a margin of 2.75% per annum or (ii) the Alternate Base Rate plus a margin of 1.75% per annum.

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

In November 2025, the Company entered into an amended and restated bridge term credit agreement, which provided for a senior secured bridge term loan facility in an aggregate amount of up to approximately $1.5 billion (the “Bridge Credit Facility”) to fund a portion of the consideration for the Avadel Acquisition (the “Bridge Credit Agreement”). The Bridge Credit Agreement was terminated upon the closing of the Credit Agreement. For a description of the Bridge Credit Facility and the Bridge Credit Agreement, see Note 11, Long-Term Debt in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report. During the three and six months ended June 30, 2026, the Company incurred none and $7.4 million, respectively, in financing costs related to the Bridge Credit Agreement which was recorded within “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Scheduled maturities with respect to the Facilities are as follows (in thousands):

Year Ending December 31:
2026	$19,875
2027	26,500
2028	40,563
2029	45,250
2030	45,250
Thereafter	1,347,562
Total	$1,525,000

The Company is subject to mandatory prepayments of principal in certain circumstances, as set forth in the Facilities. To date, the Company has not been required to make any such mandatory prepayments. The Facilities also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at June 30, 2026.

At June 30, 2026, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $3.9 million and $11.4 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the Facilities using the effective interest method. During the three and six months ended June 30, 2026, the Company had amortization expense related to these costs of $0.8 million and $1.2 million, respectively.

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

During the three months ended March 31, 2026, the Company repurchased approximately 1.0 million of its ordinary shares under the Repurchase Program at an average purchase price of $27.82 per share, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchases, of $27.7 million. All ordinary shares repurchased were returned to treasury. No shares were repurchased during the three months ended June 30, 2026. As of June 30, 2026, the remaining amount authorized under the Repurchase Program was $172.3 million.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Cost of goods manufactured and sold	$1,932	$1,479	$3,685	$3,261
Research and development	8,219	6,510	16,687	12,401
Selling, general and administrative	20,988	16,977	47,097	32,114
Share-based compensation expense	31,139	24,966	67,469	47,776
Research and development	—	—	5,940	—
Selling, general and administrative	—	—	12,468	—
Share-based compensation expense for acceleration of Avadel Shares	—	—	18,408	—
Total share-based compensation expense	$31,139	$24,966	$85,877	$47,776

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

At June 30, 2026 and December 31, 2025, $3.3 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory”, and $2.5 million and $1.6 million, respectively, of share-based compensation expense was capitalized and recorded as “Other assets” in the accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2026, share-based compensation expense included: $0.4 million and $2.2 million, respectively, in post-combination expense related to the contingent liability for the potential CVR payment to former Avadel employees; $0.3 million and $5.2 million, respectively, in expense related to certain equity awards that were modified by the February 2026 letter agreement between the Company and Richard Pops (the “Letter Agreement”) in connection with his upcoming retirement from the position of the Company’s Chief Executive Officer; and none and $18.4 million, respectively, in post-combination expense related to Avadel Shares that were accelerated and settled by the Company on the Closing Date in connection with the Avadel Acquisition. During the three and six months ended June 30, 2026, the share-based compensation expense related to these events consisted of $0.6 million and $19.0 million, respectively, in selling, general and administrative expense and $0.1 million and $6.7 million, respectively, in R&D expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Numerator:
Net (loss) income	$501	$87,098	$(65,979)	$109,562
Denominator:
Weighted average number of ordinary shares outstanding	167,026	164,959	166,613	164,188
Effect of dilutive securities:
Stock options	3,703	1,649	—	1,967
Restricted stock unit awards	2,749	1,749	—	2,315
Dilutive ordinary share equivalents	6,452	3,398	—	4,282
Shares used in calculating diluted (loss) earnings per ordinary share	173,478	168,357	166,613	168,470

The following potential ordinary share equivalents were not included in the net (loss) earnings per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Stock options	4,882	9,901	8,235	8,919
Restricted stock unit awards	870	2,505	4,802	2,386
Total	5,752	12,406	13,037	11,305

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

As of June 30, 2026, the Company has recognized $123.0 million of deferred tax assets and, based on all available evidence related to the likelihood of realization of the existing and acquired tax attributes and the weight of the available evidence, believes it is more-likely-than-not that these deferred tax assets will be realized. For a discussion about the deferred tax assets and liabilities acquired in connection with the Avadel Acquisition, see Note 3, Business Combination in these “Notes to Condensed Consolidated Financial Statements”.

The Company recorded an income tax benefit of $2.4 million and an income tax provision of $2.2 million during the three and six months ended June 30, 2026, respectively, and tax provisions of $17.7 million and $20.8 million during the three and six months ended June 30, 2025, respectively.

The income tax benefit in the three months ended June 30, 2026 primarily relates to a lower estimated annual effective tax rate. The income tax provision during the six months ended June 30, 2026 was primarily attributable to taxes on income earned in the U.S. The income tax provisions during the three and six months ended June 30, 2025 were primarily attributable to taxes on income earned in Ireland.

The Company’s effective tax rates during the six months ended June 30, 2026 and 2025 were (3.4)% and 15.9%, respectively. The negative effective tax rate during the six months ended June 30, 2026 was due to taxes on income (including non-deductible expenses) earned in the U.S., and an overall loss before income taxes. The effective tax rate during the six months ended June 30, 2025 exceeded the Irish statutory rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate.

In March 2026, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that Alkermes US Holdings, Inc. (“Alkermes US Holdings”), a wholly-owned subsidiary of the Company, and subsidiaries of Alkermes US Holdings had been selected for examination for the year ended December 31, 2023. The Company is cooperating with the IRS by responding to inquiries and providing requested documentation. As of the date of this report, no adjustments have been proposed by the IRS as a result of this examination.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

17. SEGMENT REPORTING

Segment Information

The Company’s significant segment expenses that are regularly provided to the Company’s CODM are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
REVENUES:
Total revenue	$496,009	$390,657	$888,920	$697,167
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	98,112	49,460	159,690	98,657
External R&D expenses:
Development programs:
Alixorexton	28,797	23,795	54,294	41,649
LYBALVI	4,939	5,050	9,388	8,901
LUMRYZ	4,710	—	7,633	—
Other orexin programs	15,090	2,709	21,944	6,178
Other external R&D expenses	13,832	7,880	24,938	15,384
Total external R&D expenses	67,368	39,434	118,197	72,112
Internal R&D expenses:
Employee-related	37,013	30,651	80,627	62,005
Occupancy	3,335	3,308	6,599	6,455
Depreciation	1,850	1,474	3,537	2,942
Other internal R&D expenses	3,354	2,503	7,305	5,673
Total internal R&D expenses	45,552	37,936	98,068	77,075
R&D expenses	112,920	77,370	216,265	149,187
Selling, general and administrative expenses:
Selling and marketing expense	154,364	121,175	309,276	244,109
General and administrative expense	63,261	49,674	172,942	98,444
Total selling, general and administrative expense	217,625	170,849	482,218	342,553
Other segment (expense) income (1)	(66,851)	(5,880)	(96,726)	2,792
NET (LOSS) INCOME	501	87,098	(65,979)	109,562

(1)
“Other segment (expense) income” during the three and six months ended June 30, 2026 and 2025, includes “Amortization of acquired intangible assets”, “Change in fair value of contingent consideration”, “Total other (expense) income, net” and “Income tax provision (benefit)”.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

18. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Consideration

At June 30, 2026, the Company’s contingent consideration related to the CVR Milestone issued as part of consideration for the Avadel Acquisition. Holders of Avadel Shares as of the Closing Date are entitled to receive a potential aggregate cash payment of $165.7 million, or $1.50 per Avadel Share, upon achievement of the CVR Milestone. For additional information related to the contingent consideration, see Note 3, Business Combination, and for information related to the change in the fair value of the contingent consideration, see Note 6, Fair Value in these “Notes to Condensed Consolidated Financial Statements”.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At June 30, 2026, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring. For claims that are reasonably possible, no estimable loss or range of loss can be made.

LYBALVI ANDA Litigation

In August 2025, Alkermes Pharma Ireland Limited (“APIL”) and Alkermes, Inc., two wholly-owned subsidiaries of the Company, filed a patent infringement lawsuit against Teva (as defined herein) in the U.S. District Court for the District of New Jersey (the “NJ District Court”) and a patent infringement lawsuit against Apotex in each of the NJ District Court and the U.S. District Court for the District of Delaware (the “DE District Court”). In September 2025, APIL and Alkermes, Inc. filed a patent infringement lawsuit against MSN (as defined herein) in the NJ District Court. On June 18, 2026, APIL and Alkermes, Inc. filed an additional patent infringement lawsuit against Apotex in the NJ District Court, which was consolidated on July 23, 2026 with the previously filed lawsuit in the NJ District Court. As used herein, Teva refers to Teva Pharmaceuticals, Inc., Apotex refers to Apotex Inc. and Apotex Corp., and MSN refers to MSN Laboratories Private Limited (“MSN Labs”), MSN Pharmaceuticals, Inc. and Novadoz Pharmaceuticals LLC. These lawsuits were filed following receipt of “paragraph IV certification” notices from each of Teva, Apotex and MSN Labs regarding their respective filings of an abbreviated new drug application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking approval to engage in the commercial manufacture, use or sale of a generic version of LYBALVI (olanzapine and samidorphan tablets, 5mg/10mg, 10mg/10mg, 15mg/10mg and 20mg/10mg) in the U.S. prior to the expiration of certain of the Company’s U.S. patents. The notices alleged that certain of the Company’s patents related to LYBALVI are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed generic products. The Company intends to vigorously defend its intellectual property. The filing of each lawsuit within 45 days of receipt of each of the respective notices triggered stays of FDA approval of each of the respective ANDAs for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

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

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”). In July 2025, the Federal Circuit Court transferred the appeal due to lack of jurisdiction to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”). On July 15, 2026, the Second Circuit affirmed the NY Southern District Court’s decision in favor of Alkermes.

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

Executive Summary

Net income was $0.5 million or $0.00 per ordinary share—basic and diluted, for the three months ended June 30, 2026 and net loss was $66.0 million or $0.40 per ordinary share—basic and diluted, for the six months ended June 30, 2026, compared to net income of $87.1 million and $109.6 million or $0.53 and $0.67 per ordinary share—basic and $0.52 and $0.65 per ordinary share—diluted, for the three and six months ended June 30, 2025, respectively.

The decrease in net income of $86.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to increases in total operating expenses and interest expense of $180.0 million and $25.9, respectively. These increases were primarily related to the Avadel Acquisition. The increase in total revenues of $105.4 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to the addition of LUMRYZ to our proprietary product portfolio.

The change in net loss of $175.5 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to increases in total operating expenses and interest expense of $328.5 million and $46.8 million, respectively, primarily related to the Avadel Acquisition. The increase in total revenues of $191.8 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase in LYBALVI product sales, net and the addition of LUMRYZ, as previously noted.

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

In May 2026 and June 2026, respectively, U.S. Patent No. 12,629,366 and U.S. Patent No. 12,653,822 relating to ARISTADA were granted. U.S. Patent No. 12,629,366 has claims to the pharmaceutical composition of ARISTADA and expires in 2032. U.S. Patent No. 12,653,822 has claims to the treatment of schizophrenia by rapid and continuous intramuscular injection and expires in 2035.

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

In June 2026, U.S. Patent No. 12,642,798 relating to ARISTADA INITIO was granted. The patent has claims to the manufacturing process and expires in 2035.

LUMRYZ

LUMRYZ (sodium oxybate) is an extended-release oral suspension product approved by the FDA in May 2023 and October 2024 as the first and only once-at-bedtime treatment for cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy and in pediatric patients seven years of age and older with narcolepsy, respectively. The FDA has granted seven years of orphan drug exclusivity (“ODE”) to LUMRYZ for the adult and pediatric narcolepsy patient populations through May 1, 2030 and October 16, 2031, respectively. We exclusively commercialize LUMRYZ in the U.S. Pursuant to the settlement and license agreement entered into between Jazz Pharmaceuticals entities and Avadel entities in October 2025 (the “Avadel Settlement Agreement”), from October 1, 2025, Jazz receives a royalty of 3.85% (subject to certain adjustments set forth in the Avadel Settlement Agreement) on net sales of LUMRYZ sold for narcolepsy and additional royalties on net sales of LUMRYZ sold for any other non-narcolepsy indications. For more information about the Avadel Settlement Agreement and underlying royalty obligations, see “Patents and Proprietary Rights – LUMRYZ” in “Item 1—Business” in our Annual Report.

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

Alixorexton

Alixorexton is a novel, investigational, oral, selective orexin 2 receptor agonist in development for the treatment of narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and IH. Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address EDS across hypersomnolence disorders, whether or not deficient orexin signaling is the underlying cause of disease. Once-daily oral administration of alixorexton was previously evaluated in a phase 1 study in healthy volunteers and patients with NT1, NT2 and IH and in Vibrance-1 and Vibrance-2, phase 2 studies in patients with NT1 and NT2, respectively. On April 1, 2026, we announced the initiation of the Brilliance Studies, a phase 3 program evaluating the safety and efficacy of alixorexton compared to placebo in adults with NT1 and NT2. Alixorexton is also currently being evaluated in Vibrance-3, a phase 2 study in patients with IH. The FDA has granted alixorexton Breakthrough Therapy designation for the treatment of NT1 and Orphan Drug Designation (“ODD”) for the treatment of IH. The European Commission has granted ODD to alixorexton for the treatment of narcolepsy.

LUMRYZ (sodium oxybate)

On May 12, 2026, the Company announced positive topline results from REVITALYZ, a double-blind, placebo-controlled, randomized withdrawal, multicenter phase 3 study evaluating the investigational use of LUMRYZ (sodium oxybate) extended-release oral suspension compared to placebo in adults with IH.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of ARISTADA and ARISTADA INITIO, LYBALVI, VIVITROL, and, following the completion of the Avadel Acquisition on February 12, 2026, LUMRYZ, primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross, to arrive at product sales, net, for sales of ARISTADA and ARISTADA INITIO, LUMRYZ, LYBALVI and VIVITROL during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except for % of Sales)	2026(1)	% of Sales(1)	2025	% of Sales	2026(1)	% of Sales(1)	2025	% of Sales
Product sales, gross	$762.7	100.0%	$564.8	100.0%	$1,389.3	100.0%	$1,037.6	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(125.2)	(16.4)%	(105.2)	(18.6)%	(240.3)	(17.3)%	(199.5)	(19.2)%
Chargebacks	(75.6)	(9.9)%	(64.4)	(11.4)%	(136.3)	(9.8)%	(118.3)	(11.4)%
Product discounts	(73.5)	(9.6)%	(41.4)	(7.3)%	(126.9)	(9.1)%	(78.7)	(7.6)%
Medicare Part D	(30.4)	(4.0)%	(21.3)	(3.9)%	(52.7)	(3.7)%	(39.7)	(3.8)%
Other	(46.3)	(6.1)%	(25.3)	(4.5)%	(83.3)	(6.0)%	(49.7)	(4.9)%
Total adjustments	(351.0)	(46.0)%	(257.6)	(45.6)%	(639.5)	(45.9)%	(485.9)	(46.8)%
Product sales, net	$411.7	54.0%	$307.2	54.4%	$749.8	54.1%	$551.7	53.2%

(1)
“Product sales, net” during the three and six months ended June 30, 2026 include LUMRYZ beginning on February 12, 2026. Product sales, net amounts related to LUMRYZ are included within “Product sales, gross”, “Product discounts”, “Medicare Part D” and “Other”.

The increases in product sales, gross, during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to the addition of LUMRYZ and an 18% and 23% increase, respectively, in the number of units sold for LYBALVI. During the six months ended June 30, 2026, there was also an increase of 7% in the number of units sold for ARISTADA/ARISTADA INITIO. In addition, there was a 6% price increase that went into effect on January 1, 2026 for each of LYBALVI, ARISTADA/ARISTADA INITIO and VIVITROL.

The decreases in Medicaid rebates as a percentage of sales during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to gross-to-net favorability, as actual Medicaid rebates were lower than original estimates by approximately $3.5 million and $8.9 million, respectively, for VIVITROL and $5.3 million and $8.1 million, respectively, for ARISTADA/ARISTADA INITIO. In addition, LUMRYZ does not participate in a Medicaid rebate program. The increases in Other adjustments during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily related to the addition of certain gross-to-net deductions related to LUMRYZ.

The following table compares product sales, net earned during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
VIVITROL	$124.5	$121.7	$2.8	$236.9	$222.7	$14.2
ARISTADA and ARISTADA INITIO	96.7	101.3	(4.6)	190.5	174.8	15.7
LYBALVI	93.9	84.3	9.6	186.3	154.3	32.0
LUMRYZ	96.6	—	96.6	136.1	—	136.1
Product sales, net	$411.7	$307.2	$104.4	$749.8	$551.7	$198.0

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$27.4	$30.3	$(2.9)	$45.4	$48.1	$(2.7)
VUMERITY	30.6	39.4	(8.8)	57.9	67.2	(9.3)
Other	26.3	13.7	12.6	35.8	30.1	5.7
Manufacturing and royalty revenues	$84.3	$83.4	$0.9	$139.1	$145.4	$(6.3)

The decrease in VUMERITY revenue during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to decreases in manufacturing revenues of $7.4 million and royalty revenue of $1.4 million. The decrease in VUMERITY revenue during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to a decrease in manufacturing revenues of $13.4 million, partially offset by an increase in royalty revenue of $4.1 million. The decreases in VUMERITY manufacturing revenue were related to the conclusion of our VUMERITY manufacturing subcontracting obligations for Biogen in August 2025. The decrease in VUMERITY royalty revenue during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and the increase in VUMERITY royalty revenue during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were due to a decrease and an increase, respectively, in end-market net sales of the product.

The increases in Other manufacturing and royalty revenue during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to increases of $17.1 million and $12.0 million, respectively, in RISPERDAL CONSTA manufacturing revenue, primarily due to increases in the number of batches made available to Janssen for sale in the U.S., which has a higher selling price than product sold outside of the U.S., partially offset by decreases in revenues related to certain of our other legacy products.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Cost of goods manufactured and sold	$98.1	$49.5	$48.6	$159.7	$98.7	$61.0

In connection with the Avadel Acquisition, we acquired LUMRYZ inventory at its estimated fair value, resulting in a step-up of approximately $121.6 million above its cost. The inventory step-up is recognized in cost of goods manufactured and sold as the underlying inventory is sold. See Note 7, Inventory in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments. The increases in the cost of goods manufactured and sold during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily related to the addition of LUMRYZ and the amortization of such inventory step-up of approximately $31.0 million and $43.7 million, respectively. In addition, the cost of goods sold for ARISTADA/ARISTADA INITIO and VIVITROL increased due to increases in costs related to out-of-specification batches and investigation costs. These increases were partially offset by decreases of $5.1 million and $14.0 million, respectively, in the cost of goods manufactured for certain legacy products following the completion of our subcontracting arrangements for the manufacture of such products by the end of 2025.

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

The following table sets forth our external R&D expenses for the three and six months ended June 30, 2026 and 2025 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
External R&D expenses:
Development programs:
Alixorexton	$28.8	$23.8	$5.0	$54.3	$41.6	$12.7
LYBALVI	4.9	5.0	(0.1)	9.4	8.9	0.5
LUMRYZ	4.7	—	4.7	7.6	—	7.6
Other orexin programs	15.1	2.7	12.4	21.9	6.2	15.7
Other external R&D expenses	13.8	7.9	5.9	25.0	15.4	9.6
Total external R&D expenses	67.3	39.4	27.9	118.2	72.1	46.1
Internal R&D expenses:
Employee-related	37.0	30.6	6.4	80.6	62.0	18.6
Occupancy	3.3	3.3	—	6.6	6.4	0.2
Depreciation	1.8	1.5	0.3	3.5	2.9	0.6
Other	3.5	2.6	0.9	7.4	5.8	1.6
Total internal R&D expenses	45.6	38.0	7.6	98.1	77.1	21.0
Research and development expenses	$112.9	$77.4	$35.5	$216.3	$149.2	$67.1

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

The increases in expenses related to alixorexton during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to increased spend related to the advancement of the development program, including initiation of our phase 3 Brilliance Studies in narcolepsy and costs related to our long-term extension study. The increases in expenses related to LUMRYZ during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were due to the addition, in connection with the Avadel Acquisition, of the REVITALYZ phase 3 development program. The increases in other orexin programs and other external R&D expenses during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to activities associated with our preclinical and clinical development programs.

The increases in employee-related expenses during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to increases in share-based compensation expense of $1.7 million and $10.0 million, respectively, and increases in labor and benefits expense related to a 16% increase in R&D-related headcount, primarily in connection with the Avadel Acquisition. The increase in share-based compensation expense during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to expense of $6.7 million related to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. See Note 3, Business Combination in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Selling and marketing expense	$154.3	$121.2	$33.1	$309.3	$244.1	$65.2
General and administrative expense	63.3	49.6	13.7	172.9	98.5	74.4
Selling, general and administrative expense	$217.6	$170.8	$46.8	$482.2	$342.6	$139.6

The increases in selling and marketing expense during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to increases in employee-related expenses of $18.0 million and $45.8 million, respectively, and marketing expense of $15.1 million and $19.4 million, respectively. The increases in employee-related expenses were primarily due to a 16% increase in sales and marketing-related headcount due to the addition of the LUMRYZ commercial organization. Also, during the six months ended June 30, 2026, we recorded share-based compensation expense of $13.3 million related to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. See Note 3, Business Combination in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments. The increases in marketing expense during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were primarily due to the addition of marketing costs for LUMRYZ of $13.7 million and $24.2 million, respectively, partially offset by decreases of $4.4 million and $8.3 million, respectively, in direct marketing spend for ARISTADA/ARISTADA INITIO, LYBALVI and VIVITROL.

The increase in general and administrative expense during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to increases of $7.0 million and $3.9 million in employee-related expenses and professional service fees, respectively. The increase in labor and benefits expense was primarily due to an 11% increase in general and administrative-related headcount. The increase in professional service fees was primarily due to increases in legal fees and consulting fees.

The increase in general and administrative expense during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to increases of $32.8 million, $26.3 million and $9.1 million in expenses related to the Avadel Acquisition, employee-related expenses and professional service fees, respectively. Expenses related to the Avadel Acquisition included stamp duty and transaction-related advisory fees. The increase in employee-related expenses was primarily due to increases of $12.9 million and $9.7 million in labor and benefits expense and share-based compensation expense, respectively. The increase in labor and benefits expense was primarily due to an increase in severance expense of $5.6 million related to the Avadel Acquisition, and the 11% increase in general and administrative-related headcount noted above. The increase in share-based compensation expense was primarily due to the recognition of incremental share-based compensation expense following the modification of certain equity awards and due to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. The increase in professional service fees was primarily due to an increase in legal fees and expenses incurred in connection with the Avadel Acquisition.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Amortization of acquired intangible assets	$22.6	$—	$22.6	$34.3	$—	$34.3

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at June 30, 2026 is expected to be approximately $79.9 million, $103.8 million, $125.6 million, $118.1 million and $115.7 million in the years ending December 31, 2026 through 2030, respectively.

Contingent Consideration

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Change in fair value of contingent consideration	26.4	$—	$26.4	26.4	$—	$26.4

The changes in fair value of contingent consideration during the three and six months ended June 30, 2026 related to an increase in probability of success of achieving the CVR Milestone following receipt of positive topline results from the REVITALYZ phase 3 clinical study of LUMRYZ in IH announced in May 2026. See Note 6, Fair Value, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the valuation approach used to determine the fair value of the contingent consideration.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Interest income	$5.3	$11.1	$(5.8)	$13.8	$21.2	$(7.4)
Interest expense	(25.9)	—	(25.9)	(46.8)	—	(46.8)
Other (expense) income, net	0.4	0.8	(0.4)	(0.9)	2.4	(3.3)
Total other (expense) income, net	$(20.2)	$11.9	$(32.1)	$(33.9)	$23.6	$(57.5)

Interest income consists of interest earned on our cash and available-for-sale investments. The increase in interest expense in both periods is due to financing costs related to the Bridge Credit Agreement through the Closing Date of the Avadel Acquisition and interest incurred on the Facilities. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the Bridge Credit Agreement and the Facilities.

Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Income tax provision (benefit)	$(2.4)	17.7	$(20.1)	$2.2	$20.8	$(18.6)

The income tax benefit in the three months ended June 30, 2026 primarily related to a lower estimated annual effective tax rate. The income tax provision during the six months ended June 30, 2026 was primarily attributable to taxes on income earned in the U.S. The income tax provisions during the three and six months ended June 30, 2025 were primarily attributable to taxes on income earned in Ireland.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	June 30, 2026			December 31, 2025
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$194.6	$316.9	$511.5	$129.1	$259.5	$388.6
Restricted cash	—	—	—	—	731.2	731.2
Investments—short-term	145.0	—	145.0	199.1	0.5	199.6
Investments—long-term	35.1	—	35.1	0.1	—	0.1
Total cash, restricted cash and investments	$374.7	$316.9	$691.6	$328.3	$991.2	$1,319.5

At June 30, 2026 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$145.1	$0.1	$(0.2)	$—	$145.0
Investments—long-term available-for-sale	35.1	—	(0.1)	—	35.0
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$180.3	$0.1	$(0.3)	$—	$180.1

Sources and Uses of Cash

We used $20.6 million and generated $249.0 million of cash from operating activities during the six months ended June 30, 2026 and 2025, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, including debt service and capital expenditures, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

Information about our cash flows, by category, is presented in the accompanying condensed consolidated statements of cash flows. The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In millions)	2026	2025
Cash, cash equivalents and restricted cash, beginning of period	$1,119.8	$291.1
Cash flows (used in) provided by operating activities	(20.6)	249.0
Cash flows used in investing activities	(2,079.4)	(20.1)
Cash flows provided by financing activities	1,491.7	1.2
Cash, cash equivalents and restricted cash, end of period	$511.5	$521.2

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

Cash flows used in operating activities for the six months ended June 30, 2026 were $20.6 million and primarily consisted of net loss of $66.0 million, adjusted for non-cash items, including share-based compensation of $67.5 million, depreciation and amortization of $49.7 million, amortization of inventory step-up of $43.7 million, the change in fair value of contingent consideration of $26.4 million and changes in working capital of $147.8 million.

Cash flows provided by operating activities for the six months ended June 30, 2025 primarily consisted of $109.6 million of net income, adjusted for non-cash items, including $47.8 million of share-based compensation, $15.2 million of depreciation and amortization and changes of $74.1 million in working capital.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2026 were primarily used to complete the Avadel Acquisition and purchase $12.2 million of property, plant and equipment, partially offset by $17.9 million in net sales of investments. Total cash consideration paid on the Closing Date was $2,199.2 million, which was accounted for as a business combination, and we recognized $2,085.1 million of assets acquired, net of liabilities assumed and cash transferred as an investing activity during the six months ended June 30, 2026.

Cash flows used in investing activities for the six months ended June 30, 2025 were primarily due to the purchase of $23.1 million of property, plant and equipment, partially offset by $1.3 million in net sales of investments.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2026 primarily consisted of $1,511.6 million in net proceeds from borrowings under the Facilities in connection with the Avadel Acquisition and $42.0 million of cash that we received upon exercises of employee stock options. These increases were partially offset by $27.7 million (exclusive of any fees, commissions or other related expenses) used to repurchase our ordinary shares under the Repurchase Program and $24.5 million of employee taxes paid related to the net share settlement of equity awards.

Cash flows provided by financing activities for the six months ended June 30, 2025 were due to $31.6 million of cash that we received upon exercises of employee stock options, offset by $30.4 million of employee taxes paid related to the net share settlement of equity awards.

Debt

On February 12, 2026, in connection with the Avadel Acquisition, we entered into the Credit Agreement, which provides for (i) a TLA Facility in an aggregate principal amount of up to $750.0 million and (ii) a TLB Facility in an aggregate principal amount of up to $775.0 million. The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031. On the Closing Date, we borrowed the full $1.525 billion available to us under the Facilities.

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

Contingent Consideration

We record contingent consideration we may owe related to a business combination at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate a DCF model related to the achievement of a certain specified milestone. We revalue our contingent consideration each reporting period, with changes in the fair value of contingent consideration recognized within the consolidated statements of operations and comprehensive (loss) income. Changes in the fair value of contingent consideration can result from changes to one or multiple assumptions, including adjustments to the discount rates, changes in the assumed achievement and timing of any such specified milestone and changes in the assumed probability associated with regulatory approval.

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

At June 30, 2026, our contingent consideration related to the CVR Milestone issued in connection with the Avadel Acquisition. The fair value of the contingent consideration was determined as follows:

•
As part of consideration for the Avadel Acquisition, holders of Avadel Shares as of the Closing Date are entitled to receive a potential additional aggregate cash payment of $165.7 million, or $1.50 per Avadel Share, upon achievement of the CVR Milestone.
•
The fair value of the contingent consideration was estimated by applying a discount factor, calculated based on the likelihood of achievement of the CVR Milestone, from the expected time the milestone occurs to the end of the reporting period, to the estimated probability of success. We expect achievement of the CVR Milestone to be determined by the end of 2027 and used a discount rate of 6.18%;

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

At June 30, 2026, our borrowings consisted of $1.525 billion outstanding under the Facilities. The TLA Facility matures on February 12, 2031; the TLB Facility matures on August 12, 2031. The Facilities bear interest at the one-, three- or six-month SOFR rate of our choosing plus a credit spread adjustment applicable to the interest period and an applicable margin of 2.75%. We are currently using the three-month SOFR rate, which was 3.70% at June 30, 2026. A 10% increase in this rate would increase the amount of interest we would expect to pay from July 1, 2026 through December 31, 2026 by $2.9 million. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to the Facilities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2026:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
April 1, 2026 – April 30, 2026	6,455	$34.59	—	$172.3
May 1, 2026 – May 31, 2026	18,797	36.39	—	172.3
June 1, 2026 – June 30, 2026	3,699	42.99	—	172.3
Totals	28,951	$36.83	—

(1)
Consists of ordinary shares acquired during the three months ended June 30, 2026 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended June 30, 2026, the following contracts, instructions or written plans for the purchase or sale of the Company’s securities that are or were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”) were adopted by officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company: (i) on May 15, 2026, Christian Todd Nichols, our Chief Commercial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 7,576 ordinary shares of the Company; this plan is scheduled to expire on February 10, 2027; (ii) on June 8, 2026, Samuel Parisi, our Interim Principal Accounting Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 27,785 ordinary shares of the Company that may be obtained from the exercise of vested stock options or the vesting of restricted stock unit awards; this plan is scheduled to expire on September 7, 2027; and (iii) on June 12, 2026, Blair Jackson, our Chief Operating Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 35,699 ordinary shares of the Company that may be obtained from the exercise of vested and expiring stock options; this plan is scheduled to expire on February 17, 2027. During the three months ended June 30, 2026, no other directors or officers of the Company adopted or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.1 †	Alkermes plc 2018 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on May 20, 2026).
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date: July 28, 2026