Form 10-Q
period 2026-09-30
Alkermes plc.
filed 2026-11-03
CIK 1520262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of the registrant’s ordinary shares, $0.01 par value, outstanding as of October 30, 2026 was 168,043,540 shares.

ALKERMES PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Note Regarding Company and Product References

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. We have a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder and narcolepsy. We have established a leadership position in orexin biology and are advancing a portfolio of investigational orexin 2 receptor agonists for narcolepsy, idiopathic hypersomnia and other psychiatric and neurological disorders, including attention-deficit hyperactivity disorder (“ADHD”), major depressive disorder (“MDD”) and fatigue associated with multiple sclerosis and Parkinson’s disease. Use of terms such as “us,” “we,” “our,” “Alkermes” or the “Company” in this Form 10-Q is meant to refer to Alkermes plc and its consolidated subsidiaries. Except as otherwise suggested by the context, (a) references to “products” or “our products” in this Form 10-Q include our marketed products, marketed products using our proprietary technologies, our licensed products, our product candidates and product candidates using our proprietary technologies, (b) references to the “biopharmaceutical industry” in this Form 10-Q are intended to include reference to the “biotechnology industry” and/or the “pharmaceutical industry” and (c) references to “licensees” in this Form 10-Q are used interchangeably with references to “partners.”

Note Regarding Trademarks

We are the owner of various U.S. federal trademark registrations (“®”) and other trademarks (“TM”) and service marks (“SM”), including ALKERMES®, ARISTADA®, ARISTADA INITIO®, LinkeRx®, LUMRYZ®, LYBALVI®, MICROPUMP®, NANOCRYSTAL®, REVITALYZSM and VIVITROL®.

The following are trademarks of the respective companies listed: BYANNLI®, INVEGA®, INVEGA HAFYERA®, INVEGA SUSTENNA®, INVEGA TRINZA®, RISPERDAL CONSTA®, TREVICTA®, and XEPLION®—Johnson & Johnson or its affiliated companies; and VUMERITY®—Biogen MA Inc. (together with its affiliates, “Biogen”). Other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ®, SM or TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$631,314	$388,570
Restricted cash	—	731,206
Receivables, net	459,090	334,025
Investments—short-term	124,150	199,645
Inventory	261,098	196,625
Prepaid expenses and other current assets	105,086	79,090
Total current assets	1,580,738	1,929,161
PROPERTY, PLANT AND EQUIPMENT, NET	215,023	221,722
INVESTMENTS—LONG-TERM	32,110	145
RIGHT-OF-USE ASSETS	79,728	77,209
INTANGIBLE ASSETS, NET	1,741,758	815
GOODWILL	592,519	83,027
DEFERRED TAX ASSETS	120,771	125,815
OTHER ASSETS	72,876	49,099
TOTAL ASSETS	$4,435,523	$2,486,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$294,437	$289,565
Accrued sales discounts, allowances and reserves	323,406	247,126
Operating lease liabilities—short-term	7,590	6,746
Current portion of long-term debt	26,500	—
Total current liabilities	651,933	543,437
OPERATING LEASE LIABILITIES—LONG-TERM	65,760	63,253
CONTINGENT CONSIDERATION	136,922	—
LONG-TERM DEBT	1,471,231	—
DEFERRED TAX LIABILITIES	177,206	—
OTHER LONG-TERM LIABILITIES	67,750	61,008
Total liabilities	2,570,802	667,698
COMMITMENTS AND CONTINGENT LIABILITIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred shares, par value, $0.01 per share; 50,000,000 shares authorized; and zero issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Ordinary shares, par value, $0.01 per share; 450,000,000 shares authorized; 185,203,061 and 181,011,166 shares issued; and 168,029,896 and 165,607,028 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,852	1,810
Treasury shares, at cost (17,173,165 and 15,404,138 shares at September 30, 2026 and December 31, 2025, respectively)	(503,194)	(450,287)
Additional paid-in capital	3,153,839	3,004,666
Accumulated other comprehensive loss	(3,290)	(2,100)
Accumulated deficit	(784,486)	(734,794)
Total shareholders’ equity	1,864,721	1,819,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,435,523	$2,486,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
REVENUES:
Product sales, net	$417,280	$317,423	$1,167,118	$869,151
Manufacturing and royalty revenues	62,852	76,762	201,934	222,201
Total revenues	480,132	394,185	1,369,052	1,091,352
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	94,220	51,591	253,910	150,248
Research and development	121,120	81,739	337,385	230,926
Selling, general and administrative	208,502	171,773	690,720	514,326
Change in fair value of contingent consideration	568	—	26,982	—
Amortization of acquired intangible assets	19,698	—	53,958	—
Total expenses	444,108	305,103	1,362,955	895,500
OPERATING INCOME	36,024	89,082	6,097	195,852
OTHER (EXPENSE) INCOME, NET:
Interest income	6,487	11,943	20,370	33,174
Interest expense	(27,551)	—	(74,368)	—
Other (expense) income, net	(223)	(280)	(1,164)	2,047
Total other (expense) income, net	(21,287)	11,663	(55,162)	35,221
(LOSS) INCOME BEFORE INCOME TAXES	14,737	100,745	(49,065)	231,073
INCOME TAX PROVISION (BENEFIT)	(1,550)	17,984	627	38,750
NET (LOSS) INCOME	$16,287	$82,761	$(49,692)	$192,323

(LOSS) EARNINGS PER ORDINARY SHARE:
(Loss) earnings per ordinary share—basic	$0.10	$0.50	$(0.30)	$1.17
(Loss) earnings per ordinary share—diluted	$0.09	$0.49	$(0.30)	$1.14

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING:
Basic	167,872	165,086	167,037	164,490
Diluted	176,370	168,510	167,037	168,445
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$16,287	$82,761	$(49,692)	$192,323
Holding (loss) gain, net of a tax (benefit) provision of $(111), $108, $(360) and $293, respectively	(367)	341	(1,190)	908
COMPREHENSIVE (LOSS) INCOME	$15,920	$83,102	$(50,882)	$193,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,692)	$192,323
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	76,865	23,319
Amortization of inventory step-up	72,397	—
Share-based compensation expense	94,216	72,441
Change in fair value of contingent consideration	26,982	—
Deferred income taxes	329	30,494
Loss on debt extinguishment	538	—
Other non-cash charges	8,091	4,396
Changes in assets and liabilities:
Receivables	(74,675)	30,134
Contract assets	—	4,273
Inventory	9,860	(9,198)
Prepaid expenses and other assets	(33,610)	(2,984)
Right-of-use assets	6,660	5,628
Accounts payable and accrued expenses	(116,444)	27,864
Accrued sales discounts, allowances and reserves	53,207	(19,709)
Contract liabilities	—	(1,249)
Operating lease liabilities	(8,550)	(7,733)
Other long-term liabilities	6,743	686
Cash flows provided by operating activities	72,917	350,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property, plant and equipment	(15,638)	(40,440)
Proceeds from the sale of property, plant and equipment	14	34
Proceeds from the sale of the Athlone facility	—	1,708
Business combination, net of cash acquired	(2,085,073)	—
Purchases of investments	(65,406)	(308,534)
Sales and maturities of investments	106,682	320,383
Cash flows used in investing activities	(2,059,421)	(26,849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares under share-based compensation arrangements	55,622	32,233
Payments for the repurchase of ordinary shares	(27,696)	—
Employee taxes paid related to net share settlement of equity awards	(25,211)	(30,766)
Proceeds from the issuance of debt, net	1,557,097	—
Payments of deferred financing costs	(2,980)	—
Principal payments of long-term debt	(58,790)	—
Cash flows provided by financing activities	1,498,042	1,467
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(488,462)	325,303
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,119,776	291,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$631,314	$616,449
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for taxes	$34,894	$3,108
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$3,145	$5,263
Unpaid deferred financing costs to third-parties	$132	$—
Contingent consideration issued in business combination	$107,713	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2025	181,011,166	$1,810	$3,004,666	$(2,100)	$(734,794)	(15,404,138)	$(450,287)	$1,819,295
Issuance of ordinary shares under employee stock plans	2,581,702	26	15,688	—	—	—	—	15,714
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(730,937)	(23,442)	(23,442)
Repurchase of Alkermes' ordinary shares	—	—	—	—	—	(995,494)	(27,696)	(27,696)
Share-based compensation	—	—	34,948	—	—	—	—	34,948
Unrealized loss on marketable securities, net of tax benefit of $171	—	—	—	(568)	—	—	—	(568)
Foreign currency translation loss	—	—	—	(240)	—	—	—	(240)
Net loss	—	—	—	—	(66,480)	—	—	(66,480)
BALANCE — March 31, 2026	183,592,868	$1,836	$3,055,302	$(2,908)	$(801,274)	(17,130,569)	$(501,425)	$1,751,531
Issuance of ordinary shares under employee stock plans	1,107,850	11	26,281	—	—	—	—	26,292
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(28,951)	(1,096)	(1,096)
Share-based compensation	—	—	31,337	—	—	—	—	31,337
Unrealized loss on marketable securities, net of tax benefit of $78	—	—	—	(255)	—	—	—	(255)
Foreign currency translation gain	—	—	—	240	—	—	—	240
Net income	—	—	—	—	501	—	—	501
BALANCE — June 30, 2026	184,700,718	$1,847	$3,112,920	$(2,923)	$(800,773)	(17,159,520)	$(502,521)	$1,808,550
Issuance of ordinary shares under employee stock plans	502,343	5	13,611	—	—	—	—	13,616
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(13,645)	(673)	(673)
Share-based compensation	—	—	27,308	—	—	—	—	27,308
Unrealized loss on marketable securities, net of tax benefit of $111	—	—	—	(367)	—	—	—	(367)
Net income	—	—	—	—	16,287	—	—	16,287
BALANCE — September 30, 2026	185,203,061	$1,852	$3,153,839	$(3,290)	$(784,486)	(17,173,165)	$(503,194)	$1,864,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Total
	(In thousands, except share data)
BALANCE — December 31, 2024	176,670,785	$1,767	$2,860,890	$(1,967)	$(976,458)	(14,493,791)	$(419,255)	$1,464,977
Issuance of ordinary shares under employee stock plans	3,510,611	35	29,493	—	—	—	—	29,528
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(834,590)	(28,781)	(28,781)
Share-based compensation	—	—	22,883	—	—	—	—	22,883
Unrealized gain on marketable securities, net of tax provision of $168	—	—	—	512	—	—	—	512
Net income	—	—	—	—	22,464	—	—	22,464
BALANCE — March 31, 2025	180,181,396	$1,802	$2,913,266	$(1,455)	$(953,994)	(15,328,381)	$(448,036)	$1,511,583
Issuance of ordinary shares under employee stock plans	258,354	3	2,080	—	—	—	—	2,083
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(56,457)	(1,678)	(1,678)
Share-based compensation	—	—	25,443	—	—	—	—	25,443
Unrealized gain on marketable securities, net of tax provision of $16	—	—	—	55	—	—	—	55
Net income	—	—	—	—	87,098	—	—	87,098
BALANCE — June 30, 2025	180,439,750	$1,805	$2,940,789	$(1,400)	$(866,896)	(15,384,838)	$(449,714)	$1,624,584
Issuance of ordinary shares under employee stock plans	59,720	—	622	—	—	—	—	622
Receipt of Alkermes' ordinary shares for the exercise of stock options or to satisfy minimum tax withholding obligations related to share-based awards	—	—	—	—	—	(10,741)	(307)	(307)
Share-based compensation	—	—	25,431	—	—	—	—	25,431
Unrealized gain on marketable securities, net of tax provision of $108	—	—	—	341	—	—	—	341
Net income	—	—	—	—	82,761	—	—	82,761
BALANCE — September 30, 2025	180,499,470	$1,805	$2,966,842	$(1,059)	$(784,135)	(15,395,579)	$(450,021)	$1,733,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

1. THE COMPANY

Alkermes plc is a global biopharmaceutical company that seeks to develop innovative medicines in the field of neuroscience. The Company has a portfolio of proprietary commercial products for the treatment of alcohol dependence, opioid dependence, schizophrenia, bipolar I disorder and narcolepsy. Alkermes has established a leadership position in orexin biology and is advancing a portfolio of investigational orexin 2 receptor agonists for narcolepsy, idiopathic hypersomnia and other psychiatric and neurological disorders, including ADHD, MDD and fatigue associated with multiple sclerosis and Parkinson’s disease. Headquartered in Ireland, Alkermes also has a corporate office and research and development (“R&D”) center in Massachusetts and a manufacturing facility in Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2026 and 2025 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2025. The year-end consolidated balance sheet data, which is presented for comparative purposes, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has utilized the management approach to determine that the Company is managed as one segment on a consolidated basis and is in the business of developing, manufacturing and commercializing medicines designed to help people living with complex and difficult-to-treat psychiatric and neurological disorders. The Company’s CODM, the President and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s CODM measures profitability on a reportable segment basis using net (loss) income and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results. Please refer to Note 17, Segment Reporting, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for further information.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures, to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly-presented expense captions, such as cost of goods manufactured and sold, selling, general and administrative expenses, and research and development expenses. All disclosure requirements under this guidance are required for public business entities and effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this guidance will be applied prospectively to financial statements for periods after the effective dates. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

The total preliminary purchase consideration related to the Avadel Acquisition was as follows:

(In thousands)	Amount
Cash consideration paid for Avadel’s ordinary shares	$2,064,310
Cash consideration paid for cash settlement of Avadel equity awards	134,897
Fair value of CVR contingent consideration	107,713
Total preliminary purchase consideration	$2,306,920

The following table summarizes the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Closing Date:

(In thousands)	February 12, 2026
Acquired Assets:
Cash and cash equivalents	$114,135
Receivables	50,389
Inventory	147,323
Prepaid expenses and other current assets	13,483
Property, plant and equipment	796
Right-of-use assets	2,297
Intangible assets	1,794,900
Deferred tax assets(1)	849
Other assets	6,550
Total fair value of assets acquired	$2,130,722
Assumed Liabilities:
Accounts payable and accrued expenses(2)	$124,795
Accrued sales discounts, allowances and reserves(3)	23,074
Operating lease liabilities	2,296
Deferred tax liability	183,129
Other long-term liabilities(4)	—
Total recognized identifiable net assets acquired and liabilities assumed	$1,797,428
Goodwill(1)(2)(3)(4)	509,492
Preliminary fair value of total consideration	$2,306,920
Contingent consideration	107,713
Total Cash Consideration Paid	$2,199,207

(1)
Inclusive of a measurement period adjustment of $0.4 million to reduce the deferred tax asset and increase goodwill following further review of Avadel’s uncertain tax position and associated deferred tax assets as of the Closing Date.
(2)
Inclusive of a measurement period adjustment of $0.1 million to increase the accounts payable and goodwill following the finalization and filing of Avadel’s 2025 tax returns.
(3)
Inclusive of a measurement period adjustment of $1.9 million to reduce the accrued sales discounts, allowances and reserves as of the Closing Date following further review.
(4)
Inclusive of a measurement period adjustment of $2.2 million to reduce the uncertain tax position and goodwill following further review of Avadel’s uncertain tax position as of the Closing Date.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Contingent Consideration

In connection with the Avadel Acquisition, the vesting of certain outstanding Avadel equity awards was accelerated as of the Closing Date and each holder of a vested Avadel equity award became entitled to receive cash consideration and the right to receive one CVR per Avadel Share. The purchase price for the Avadel Acquisition includes $134.9 million related to Avadel Shares for which vesting was accelerated in connection with the acquisition and is attributable to pre-combination service. As of the Closing Date, the Company also recognized $18.4 million of share-based compensation expense related to the acceleration of unvested share-based compensation awards attributable to post-combination service.

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

The estimated fair value of the contingent consideration was determined under an income approach using a DCF model. The key assumptions considered include probability of milestone achievement and estimated discount rates. At each reporting period after the Avadel Acquisition, the Company will revalue the contingent consideration liability and will record increases or decreases in the fair value of the liability in its condensed consolidated statements of operations and comprehensive (loss) income. Please refer to Note 6, Fair Value, in these “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for information related to changes in the fair value of the contingent consideration.

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

The fair value of LUMRYZ was estimated based on a multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from LUMRYZ. Amortization of LUMRYZ is calculated using the percentage of excess earnings over the economic useful life method. The IPR&D relates to the product candidate acquired in the Avadel Acquisition, valiloxybate. Due to the early stage of development of this asset, and given the proximity to the Closing Date of a license agreement entered into by Avadel related to valiloxybate and the lack of suitable market comparables, the valuation was prepared utilizing a cost approach consisting of the upfront payment under the license agreement, together with additional development costs incurred by Avadel prior to the Closing Date in respect of valiloxybate.

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

Operations of Avadel

The operations of Avadel for the period of the Closing Date through September 30, 2026 have been included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2026, the Company recorded total revenues of $89.9 million and $226.0 million, respectively. The Company has determined that the presentation of net (loss) income is impracticable due to the integration of Avadel’s operations shortly after the Closing Date, noting Avadel and Alkermes do not operate as discrete entities within the Company’s organizational structure.

Transaction Costs

In conjunction with the Avadel Acquisition, the Company incurred approximately $1.5 million and $37.4 million of transaction costs during the three and nine months ended September 30, 2026, respectively, all of which were recognized as selling, general and administrative in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. There were no transaction costs incurred during the three or nine months ended September 30, 2025.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three and nine months ended September 30, 2026 and 2025 as if the Avadel Acquisition had been completed on January 1, 2025. The unaudited pro forma financial information is based on the historical financial information for the Company and Avadel, along with certain pro forma adjustments described below. The unaudited pro forma information for the three and nine months ended September 30, 2026 reflects revenues and net loss of Avadel from January 1, 2026 through the Closing Date, and excludes approximately $77.7 million of total direct one-time transaction costs incurred by Avadel, of which $64.6 million were incurred from January 1, 2026 through the Closing Date. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the Avadel Acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues	$480,132	$471,652	$1,401,881	$1,289,459
Net income (loss)	37,619	26,540	38,096	(70,688)

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

During the three and nine months ended September 30, 2026 and 2025, the Company recorded product sales, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
VIVITROL	$127,560	$121,125	$364,448	$343,781
ARISTADA and ARISTADA INITIO	103,899	98,050	294,442	272,820
LYBALVI	95,899	98,248	282,242	252,550
LUMRYZ	89,922	—	225,986	—
Total product sales, net	$417,280	$317,423	$1,167,118	$869,151

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

The decrease in Medicaid rebates as a percentage of sales was primarily due to gross-to-net favorability, as actual Medicaid rebates related to VIVITROL and ARISTADA/ARISTADA INITIO were lower than original estimates during the nine months ended September 30, 2026 by approximately $17.2 million and $11.2 million, respectively.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

A rollforward of the Company’s provisions for sales discounts and allowances is as follows:

	Nine Months Ended September 30, 2026
(In thousands)	Contractual Adjustments(2)	Discounts(3)	Product Returns	Other	Total
Beginning balance — December 31, 2025	$211,440	$41,327	$55,455	$7,813	$316,035
Avadel beginning balance as of February 12, 2026 (1)	1,475	15,499	724	11,323	29,021
Current provisions relating to sales in current year	500,579	425,495	20,679	108,445	1,055,198
Adjustments relating to prior years	(29,155)	(4,559)	(5,055)	1,142	(37,627)
Payments relating to sales in current year	(298,219)	(404,110)	(238)	(95,327)	(797,894)
Payments relating to sales in prior years	(128,047)	(17,344)	(8,323)	(14,879)	(168,593)
Ending balance — September 30, 2026	$258,073	$56,308	$63,242	$18,517	$396,140

(1)
Amounts consist of beginning balance as of the Closing Date.
(2)
“Contractual Adjustments” include “Medicaid Rebates” and “Medicare Part D” accruals.
(3)
“Discounts” include “Chargebacks” and “Product Discounts.”

Total revenue-related reserves as of September 30, 2026 and December 31, 2025 included in the accompanying consolidated balance sheets are summarized as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Reduction of accounts receivable	$18,086	$21,049
Components of accrued sales discounts, allowances and reserves	323,406	247,126
Components of other long-term liabilities	54,648	47,860
Total revenue-related reserves	$396,140	$316,035

Manufacturing and Royalty Revenues

During the three and nine months ended September 30, 2026 and 2025, the Company recorded manufacturing and royalty revenues from its collaboration arrangements as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$26,428	$26,428	$—	$71,874	$71,874
VUMERITY	—	29,478	29,478	—	87,414	87,414
Other	(307)	7,253	6,946	24,662	17,984	42,646
	$(307)	$63,159	$62,852	$24,662	$177,272	$201,934

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands)	Manufacturing Revenue	Royalty Revenue	Total	Manufacturing Revenue	Royalty Revenue	Total
Long-acting INVEGA products(1)	$—	$30,180	$30,180	$—	$78,240	$78,240
VUMERITY	3,494	32,122	35,616	16,852	85,996	102,848
Other	5,294	5,672	10,966	25,830	15,283	41,113
	$8,788	$67,974	$76,762	$42,682	$179,519	$222,201

(1)
“long-acting INVEGA products”: INVEGA SUSTENNA/XEPLION (paliperidone palmitate), INVEGA TRINZA/TREVICTA (paliperidone palmitate) and INVEGA HAFYERA/BYANNLI (paliperidone palmitate). The Company’s royalty on net sales of INVEGA SUSTENNA in the U.S. expired in August 2024.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

5. INVESTMENTS

Investments consist of the following (in thousands):

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
September 30, 2026	Cost	Gains	One Year	One Year	Fair Value
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$65,556	$5	$(149)	$—	$65,412
Corporate debt securities	58,885	2	(149)	—	58,738
Total short-term investments	124,441	7	(298)	—	124,150
Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	11,953	—	(155)	—	11,798
Corporate debt securities	20,399	—	(232)	—	20,167
	32,352	—	(387)	—	31,965
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	32,497	—	(387)	—	32,110
Total investments	$156,938	$7	$(685)	$—	$156,260

December 31, 2025
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$101,033	$338	$—	$—	$101,371
Corporate debt securities	97,740	534	—	—	98,274
Total short-term investments	198,773	872	—	—	199,645
Long-term investments:
Held-to-maturity securities:
Certificates of deposit	145	—	—	—	145
Total long-term investments	145	—	—	—	145
Total investments	$198,918	$872	$—	$—	$199,790

At September 30, 2026, the Company’s investments in corporate debt securities had a minimum rating of A3 (Moody’s)/A (Standard and Poor’s), and 85 of the Company’s 99 investment securities were in an unrealized loss position with an aggregate estimated fair value of $140.1 million. The primary reason these securities were in an unrealized loss position is that they are fixed-rate securities that were acquired in a rising interest rate environment. In making the determination whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company has the intent and ability to hold these investments until recovery, which may be at maturity. During the nine months ended September 30, 2026, the Company realized a $0.5 million credit loss related to one of its corporate debt securities. Such loss was recorded within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Realized gains and losses on the sales and maturities of investments, which were identified using the specific identification method, were as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Proceeds from the sales and maturities of investments	$106,682	$320,383
Realized gains	$19	$4
Realized losses	$500	$—

The Company’s available-for-sale and held-to-maturity securities at September 30, 2026 had contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$124,441	$124,150	$145	$145
After 1 year through 5 years	32,352	31,965	—	—
Total	$156,793	$156,115	$145	$145

6. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques that the Company utilized to determine such fair value:

	September 30,
(In thousands)	2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,429	$3,429	$—	$—
U.S. government and agency debt securities	77,210	76,217	993	—
Corporate debt securities	78,905	—	78,905	—
Total	$159,544	$79,646	$79,898	$—
Liabilities:
Contingent consideration	$136,922	—	—	136,922
Total	$136,922	$—	$—	$136,922

	December 31,
	2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,583	$18,583	$—	$—
U.S. government and agency debt securities	101,371	94,246	7,125	—
Corporate debt securities	98,274	—	97,774	500
Total	$218,228	$112,829	$104,899	$500

The Company transfers its financial assets and liabilities, measured at fair value on a recurring basis, between the fair value hierarchies at the end of each reporting period. There were no transfers of any securities between levels during the nine months ended September 30, 2026.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

At September 30, 2026, the fair value of the contingent consideration resulting from the Avadel Acquisition was $136.9 million and was recorded within “Contingent consideration” in the accompanying condensed consolidated balance sheets. The contingent consideration was valued as a contingent liability utilizing Level 3 inputs as its fair value is based on significant inputs not observable in the market.

During the three and nine months ended September 30, 2026, the fair value of the contingent consideration increased by $0.6 million and $27.4 million, respectively, of which the Company recorded $0.6 million and $27.0 million, respectively, related to consideration transferred within “Change in fair value of contingent consideration” and recognized share-based compensation expense of less than $0.1 million and $0.4 million, respectively, related to the acceleration of unvested share-based compensation awards attributable to post-combination service in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. The fair value of the contingent consideration was determined as follows:

•
Following receipt of positive topline results from the REVITALYZ phase 3 clinical study of LUMRYZ in IH announced in May 2026, the Company increased the probability of success of achieving the CVR Milestone from 75% to 90%; and
•
The fair value of the contingent consideration was estimated by applying a discount factor, calculated based on the likelihood of achievement of the CVR Milestone, from the expected time the milestone occurs to the end of the reporting period, to the estimated probability of success. The Company expects achievement of the CVR Milestone to be determined by the end of 2027 and used a discount rate of 7.08%.

The following table is a rollforward of the fair value of the Company’s assets and liabilities with fair values that were determined using Level 3 inputs at September 30, 2026:

	Fair Value
(In thousands)	Assets	Liabilities
Balance, January 1, 2026	$500	$—
Addition of contingent consideration attributable to consideration transferred	—	107,713
Change in fair value of contingent consideration attributable to consideration transferred	—	26,982
Addition of contingent consideration attributable to post-combination expense	—	1,781
Change in fair value of contingent consideration attributable to post-combination expense	—	446
Impairment of corporate debt security	(500)	—
Balance, September 30, 2026	$—	$136,922

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, other current assets, accounts payable and accrued expenses, sales discounts, allowances and reserves approximate fair value due to their short-term nature.

The estimated fair value of the Company’s long-term debt under its Facilities (as defined in Note 12, Long-Term Debt in these “Notes to Condensed Consolidated Financial Statements”), which was based on quoted market price indications (Level 2 in the fair value hierarchy) and which may not be representative of actual values that could have been, or will be, realized in the future, was $1,511.8 million at September 30, 2026.

7. INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Raw materials	$66,488	$68,387
Work in process	115,403	90,498
Finished goods(1)	79,207	37,740
Total inventory	$261,098	$196,625

(1)
At September 30, 2026 and December 31, 2025, the Company had $46.0 million and $31.7 million, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In connection with the Avadel Acquisition, the Company recorded a fair value step-up adjustment to inventory of $121.6 million, consisting of approximately $19.1 million and $102.5 million in work in process and finished goods, respectively. The inventory step-up is being amortized when inventory is sold to customers, substantially all of which is expected to be within a year of the Closing Date. During the three and nine months ended September 30, 2026, the Company amortized $28.7 million and $72.4 million, respectively, in inventory step-up within “Cost of goods manufactured and sold” in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Land	$957	$957
Building and improvements	152,641	150,672
Furniture, fixtures and equipment	266,954	255,773
Leasehold improvements	60,907	42,535
Construction in progress	23,357	38,795
Subtotal	504,816	488,732
Less: accumulated depreciation	(289,793)	(267,010)
Total property, plant and equipment, net	$215,023	$221,722

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		September 30, 2026			December 31, 2025
(In thousands)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$592,519	$—	$592,519	$83,027	$—	$83,027
Definite-lived intangible assets:
LUMRYZ	14	$1,768,600	$(53,883)	$1,714,717	$—	$—	$—
Capitalized IP	12	1,000	(259)	741	1,000	(185)	815
Indefinite-lived intangible asset:
IPR&D		26,300	—	26,300	—	—	—
Total		$1,795,900	$(54,142)	$1,741,758	$1,000	$(185)	$815

Based on its most recent analysis, the Company expects to amortize the following amounts:

Year Ending December 31,	(In thousands)
2026	$20,788
2027	83,716
2028	112,693
2029	122,300
2030	128,619
Thereafter	1,247,342
Total remaining amortization expense	$1,715,458

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

(In thousands)	Goodwill
Goodwill at December 31, 2025	$83,027
Additions in connection with the Avadel Acquisition	509,492
Goodwill at September 30, 2026	$592,519

10. LEASES

Future lease payments under non-cancelable leases at September 30, 2026 consist of the following:

September 30,
(In thousands)	2026
2026	$2,891
2027	11,314
2028	11,349
2029	10,550
2030	10,245
Thereafter	45,069
Total operating lease payments	$91,418
Less: imputed interest	(18,068)
Total operating lease liabilities	$73,350

At September 30, 2026, the weighted average incremental borrowing rate and the weighted average remaining lease term for all operating leases held by the Company were 3.3% and 5.1 years, respectively. Cash paid for lease liabilities was $2.9 million and $8.6 million during the three and nine months ended September 30, 2026, respectively, as compared to $2.6 million and $7.7 million during the three and nine months ended September 30, 2025, respectively. The Company recorded operating lease expense of $2.3 million and $6.7 million during the three and nine months ended September 30, 2026, respectively, as compared to $1.9 million and $5.6 million during the three and nine months ended September 30, 2025, respectively.

In July 2026, the Company entered into a lease agreement for approximately 9,000 square feet of office space located at Five Park Place, Dublin, Ireland (“Five Park Place”). The initial term of the lease commenced on August 1, 2026 and expires on August 1, 2036.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Accounts payable	$107,686	$107,950
Accrued compensation	86,505	82,450
Accrued other	100,246	99,165
Total accounts payable and accrued expenses	$294,437	$289,565

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

A summary of the Company’s current provision for sales discounts, allowances and reserves was as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Medicaid rebates	$214,927	$186,068
Product discounts	35,776	18,688
Medicare Part D	43,145	25,372
Other	29,558	16,998
Total accrued sales discounts, allowances and reserves	$323,406	$247,126

Included in accounts payable was approximately $40.0 million and $59.6 million of amounts payable related to state U.S. Medicaid rebates as of September 30, 2026 and December 31, 2025, respectively.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Term Loan A Facility, due February 12, 2031	$735,016	$—
Term Loan B Facility, due August 12, 2031	762,715	—
Total	1,497,731	—
Less: current portion	(26,500)	—
Long-term debt	$1,471,231	$—

On the Closing Date, the Company entered into a credit agreement, by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger and Joint Bookrunner, and the lenders party thereto (the “Credit Agreement”) and on August 12, 2026, the Company and the other parties thereto entered into an Amendment No. 1 to Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement, as amended, provides for (i) a senior secured term loan A facility in an outstanding principal amount of $745.3 million (the “TLA Facility”) and (ii) a senior secured term loan B facility in an outstanding principal amount of $773.1 million (the “TLB Facility” and together with the TLA Facility, the “Facilities”). The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031.

The Credit Agreement Amendment reduced the interest rate spread (i) under the TLA Facility by 0.75% and (ii) under the TLB Facility by 0.50%, among other changes. After giving effect to the Credit Agreement Amendment, borrowings under the TLA Facility bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio (as defined in the Credit Agreement)-based margin, ranging from 1.75% to 2.25% per annum or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a Secured Net Leverage Ratio-based margin, ranging from 0.75% to 1.25% per annum. Borrowings under the TLB Facility bear interest at an annual rate of, at the Company’s option, either (i) the Term SOFR Rate plus a margin of 2.25% per annum or (ii) the Alternate Base Rate plus a margin of 1.25% per annum.

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

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

In November 2025, the Company entered into an amended and restated bridge term credit agreement, which provided for a senior secured bridge term loan facility in an aggregate amount of up to approximately $1.5 billion (the “Bridge Credit Facility”) to fund a portion of the consideration for the Avadel Acquisition (the “Bridge Credit Agreement”). The Bridge Credit Agreement was terminated upon entry into the Credit Agreement. For a description of the Bridge Credit Facility and the Bridge Credit Agreement, see Note 11, Long-Term Debt in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report. During the three and nine months ended September 30, 2026, the Company incurred none and $7.4 million, respectively, in financing costs related to the Bridge Credit Agreement which was recorded within “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

The Credit Agreement Amendment involved multiple lenders who were considered members of a loan syndicate. In accordance with ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470”), the Company evaluated the amendment on a lender-by-lender basis to determine whether the transaction should be accounted for as a debt modification, debt extinguishment, or new debt issuance. Under ASC 470, a modification is considered substantially different if the present value of the remaining cash flows under the amended terms differs by at least 10% from the present value of the remaining cash flows under the original terms (the “10% Test”). The Company performed the 10% Test separately for each lender in the TLA Facility and TLB Facility syndicates. Based on this analysis, the portions of the TLB Facility attributable to three exiting lenders were accounted for as debt extinguishments, and the allocation to one new lender was accounted for as a new debt issuance. The Credit Agreement Amendment was otherwise accounted for as a debt modification.

In connection with the Credit Agreement Amendment, the Company incurred approximately $2.6 million of arranger fees and recognized approximately $0.5 million related to the write-off of previously deferred financing costs associated with the extinguished portion of the debt. During the three months ended September 30, 2026, the Company recognized these amounts within “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Scheduled maturities with respect to the Facilities are as follows (in thousands):

Year Ending December 31:
2026	$6,625
2027	26,500
2028	40,563
2029	45,250
2030	45,250
Thereafter	1,347,562
Total	$1,511,750

The Company is subject to mandatory prepayments of principal in certain circumstances, as set forth in the Facilities. To date, the Company has not been required to make any such mandatory prepayments. The Facilities also contain customary affirmative covenants and events of default. The Company was in compliance with its debt covenants at September 30, 2026.

At September 30, 2026, the Company’s balance of unamortized deferred financing costs and unamortized original issue discount costs were $3.6 million and $10.4 million, respectively. These costs are being amortized to interest expense over the estimated repayment period of the Facilities using the effective interest method. During the three and nine months ended September 30, 2026, the Company had amortization expense related to these costs of $0.6 million and $1.8 million, respectively.

In October 2026, the Company entered into two zero-cost interest rate collar agreements, each with a notional amount of $375.0 million, to limit the maximum interest on the Company’s long-term variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar agreements both include a Term SOFR cap of 5.25% and Term SOFR floors of 4.25% and 4.30%, respectively, and mature in February 2029 and February 2030, respectively.

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

During the three months ended March 31, 2026, the Company repurchased approximately 1.0 million of its ordinary shares under the Repurchase Program at an average purchase price of $27.82 per share, resulting in a total cost, exclusive of any fees, commissions or other expenses related to such repurchases, of $27.7 million. All ordinary shares repurchased were returned to treasury. No shares were repurchased during the three months ended June 30, 2026 or the three months ended September 30, 2026. As of September 30, 2026, the remaining amount authorized under the Repurchase Program was $172.3 million.

On May 20, 2026, the Company’s shareholders approved an amended version of the Alkermes plc 2018 Stock Option and Incentive Plan that served to, among other things, increase the number of ordinary shares authorized for issuance thereunder by 5,900,000.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Cost of goods manufactured and sold	$1,834	$1,621	$5,519	$4,882
Research and development	6,953	6,435	23,640	18,836
Selling, general and administrative	17,960	16,608	65,057	48,723
Share-based compensation expense	26,747	24,664	94,216	72,441
Research and development	—	—	5,940	—
Selling, general and administrative	—	—	12,468	—
Share-based compensation expense for acceleration of Avadel Shares	—	—	18,408	—
Total share-based compensation expense	$26,747	$24,664	$112,624	$72,441

At September 30, 2026 and December 31, 2025, $3.5 million and $3.2 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory”, and $3.1 million and $1.6 million, respectively, of share-based compensation expense was capitalized and recorded as “Other assets” in the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2026, share-based compensation expense included: less than $0.1 million and $2.2 million, respectively, in post-combination expense related to the contingent liability for the potential CVR payment to former Avadel employees; $0.4 million and $5.0 million, respectively, in expense related to certain equity awards that were modified in February 2026 in connection with the retirement of the Company’s former Chief Executive Officer; and none and $18.4 million, respectively, in post-combination expense related to Avadel Shares that were accelerated and settled by the Company on the Closing Date in connection with the Avadel Acquisition. During the three and nine months ended September 30, 2026, the share-based compensation expense related to these events consisted of $0.5 million and $18.9 million, respectively, in selling, general and administrative expense and less than $0.1 million and $6.7 million, respectively, in R&D expense.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Numerator:
Net (loss) income	$16,287	$82,761	$(49,692)	$192,323
Denominator:
Weighted average number of ordinary shares outstanding	167,872	165,086	167,037	164,490
Effect of dilutive securities:
Stock options	4,981	1,457	—	1,822
Restricted stock unit awards	3,517	1,967	—	2,133
Dilutive ordinary share equivalents	8,498	3,424	—	3,955
Shares used in calculating diluted (loss) earnings per ordinary share	176,370	168,510	167,037	168,445

The following potential ordinary share equivalents were not included in the net (loss) earnings per ordinary share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Stock options	2,078	9,668	8,260	9,711
Restricted stock unit awards	857	2,020	3,381	2,575
Total	2,935	11,688	11,641	12,286

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

As of September 30, 2026, the Company has recognized $120.8 million of deferred tax assets and, based on all available evidence related to the likelihood of realization of the existing and acquired tax attributes and the weight of the available evidence, believes it is more-likely-than-not that these deferred tax assets will be realized. For a discussion about the deferred tax assets and liabilities acquired in connection with the Avadel Acquisition, see Note 3, Business Combination in these “Notes to Condensed Consolidated Financial Statements”.

The Company recorded an income tax benefit of $1.6 million and an income tax provision of $0.6 million during the three and nine months ended September 30, 2026, respectively, and tax provisions of $18.0 million and $38.8 million during the three and nine months ended September 30, 2025, respectively.

The income tax benefit in the three months ended September 30, 2026 primarily relates to employee equity activity. The income tax provision during the nine months ended September 30, 2026 was primarily attributable to taxes on income earned in the U.S. The income tax provisions during the three and nine months ended September 30, 2025 were primarily attributable to taxes on income earned in Ireland.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

The Company’s effective tax rates during the nine months ended September 30, 2026 and 2025 were (1.3)% and 16.8%, respectively. The negative effective tax rate during the nine months ended September 30, 2026 was due to taxes on income (including non-deductible expenses) earned in the U.S., and an overall loss before income taxes. The effective tax rate during the nine months ended September 30, 2025 exceeded the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate.

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

17. SEGMENT REPORTING

Segment Information

The Company’s significant segment expenses that are regularly provided to the Company’s CODM are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
REVENUES:
Total revenue	$480,132	$394,185	$1,369,052	$1,091,352
EXPENSES:
Cost of goods manufactured and sold (exclusive of amortization of acquired intangible assets shown below)	94,220	51,591	253,910	150,248
External R&D expenses:
Development programs:
Alixorexton	39,092	25,812	93,387	67,461
LYBALVI	5,316	4,759	14,704	13,661
LUMRYZ	1,164	—	8,798	—
Other orexin programs	14,893	4,222	36,837	10,400
Other external R&D expenses	13,584	8,426	38,521	23,810
Total external R&D expenses	74,049	43,219	192,247	115,332
Internal R&D expenses:
Employee-related	38,465	30,862	119,092	92,867
Occupancy	3,357	3,241	9,956	9,696
Depreciation	1,865	1,405	5,402	4,346
Other internal R&D expenses	3,384	3,012	10,688	8,685
Total internal R&D expenses	47,071	38,520	145,138	115,594
R&D expenses	121,120	81,739	337,385	230,926
Selling, general and administrative expenses:
Selling and marketing expense	148,070	115,630	457,346	359,740
General and administrative expense	60,432	56,143	233,374	154,586
Total selling, general and administrative expense	208,502	171,773	690,720	514,326
Other segment expense (1)	(40,003)	(6,321)	(136,729)	(3,529)
NET (LOSS) INCOME	16,287	82,761	(49,692)	192,323

(1)
“Other segment expense” during the three and nine months ended September 30, 2026 and 2025, includes “Amortization of acquired intangible assets”, “Change in fair value of contingent consideration”, “Total other (expense) income, net” and “Income tax provision (benefit)”.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

18. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Consideration

At September 30, 2026, the Company’s contingent consideration related to the CVR Milestone issued as part of the consideration for the Avadel Acquisition. Holders of Avadel Shares as of the Closing Date are entitled to receive a potential aggregate cash payment of $165.7 million, or $1.50 per Avadel Share, upon achievement of the CVR Milestone. For additional information related to the contingent consideration, see Note 3, Business Combination, and for information related to the change in the fair value of the contingent consideration, see Note 6, Fair Value in these “Notes to Condensed Consolidated Financial Statements”.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on the Company’s best estimates, utilizing all available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results. At September 30, 2026, there were no potential material losses from claims, asserted or unasserted, or legal proceedings that the Company determined were probable of occurring. For claims that are reasonably possible, no estimable loss or range of loss can be made.

LUMRYZ ANDA Litigation

On July 30, 2026, Avadel CNS Pharmaceuticals, LLC and Flamel Ireland Limited, two wholly-owned subsidiaries of the Company, filed a patent infringement lawsuit against Granules India Limited (“Granules”) in the U.S. District Court for the District of New Jersey (the “NJ District Court”). This lawsuit was filed following receipt of a “paragraph IV certification” notice from Granules regarding its filing of an abbreviated new drug application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking approval to engage in the commercial manufacture, use or sale of a generic version of LUMRYZ (sodium oxybate) in the U.S. prior to the expiration of the Company’s U.S. patents related to LUMRYZ. The Company intends to vigorously defend its intellectual property. The filing of the lawsuit within 45 days of receipt of the notice triggered a stay of FDA approval of the ANDA for up to 30 months in accordance with the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”).

LYBALVI ANDA Litigation

In August 2025, Alkermes Pharma Ireland Limited (“APIL”) and Alkermes, Inc., two wholly-owned subsidiaries of the Company, filed a patent infringement lawsuit against Teva (as defined herein) in the NJ District Court and a patent infringement lawsuit against Apotex in each of the NJ District Court and the U.S. District Court for the District of Delaware (the “DE District Court”). In September 2025, APIL and Alkermes, Inc. filed a patent infringement lawsuit against MSN (as defined herein) in the NJ District Court. In June 2026, APIL and Alkermes, Inc. filed an additional patent infringement lawsuit against Apotex in the NJ District Court, which was consolidated on July 23, 2026 with the previously filed lawsuit in the NJ District Court. As used herein, Teva refers to Teva Pharmaceuticals, Inc., Apotex refers to Apotex Inc. and Apotex Corp., and MSN refers to MSN Laboratories Private Limited (“MSN Labs”), MSN Pharmaceuticals, Inc. and Novadoz Pharmaceuticals LLC. These lawsuits were filed following receipt of “paragraph IV certification” notices from each of Teva, Apotex and MSN Labs regarding their respective filings of an ANDA with the FDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of LYBALVI (olanzapine and samidorphan tablets, 5mg/10mg, 10mg/10mg, 15mg/10mg and 20mg/10mg) in the U.S. prior to the expiration of certain of the Company’s U.S. patents. The notices alleged that certain of the Company’s patents related to LYBALVI are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed generic products. The Company intends to vigorously defend its intellectual property. The filing of each lawsuit within 45 days of receipt of each of the respective notices triggered stays of FDA approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act.

ALKERMES PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)

Antitrust Class Action Litigation

In October 2025, Value Drug Company filed a complaint asserting antitrust claims against Alkermes, Inc. and APIL in the U.S. District Court for the District of Massachusetts (the “MA District Court”). The complaint was filed on behalf of a putative class of direct purchasers of VIVITROL and alleges that the Company’s U.S. Patent No. 7,919,499 related to VIVITROL was fraudulently obtained, improperly listed in the Orange Book, and wrongfully enforced, resulting in delayed market entry for generic forms of VIVITROL. The lawsuit seeks, among other things, unspecified money damages plus interest, reasonable attorneys’ fees and other costs. On September 24, 2026, the MA District Court granted in part and denied in part Alkermes, Inc. and APIL’s motion to dismiss the complaint. The Company intends to vigorously defend itself in this matter.

Government Matters

The Company has received a civil investigative demand from a U.S. state governmental authority. The Company is cooperating with the investigation.

Other Legal Proceedings

The Company is involved in litigation and other legal proceedings incidental to its normal business activities. The Company intends to vigorously defend itself in these matters.

In addition, in January 2023, Acorda Therapeutics, Inc. (“Acorda”) filed a petition with the U.S. District Court for the Southern District of New York (the “NY Southern District Court”) asking the court to confirm in part and modify in part the final arbitral award rendered by an arbitration panel in October 2022 and, as part of the requested modification, seeking an additional approximately $66.0 million in damages. In August 2023, the NY Southern District Court confirmed the final arbitral award and declined to modify the final award to increase the damages awarded thereunder. In September 2023, Acorda filed a notice of appeal of the NY Southern District Court decision to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”). In July 2025, the Federal Circuit Court transferred the appeal due to lack of jurisdiction to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”). On July 15, 2026, the Second Circuit affirmed the NY Southern District Court’s decision in favor of Alkermes. On October 13, 2026, Acorda filed a petition for writ of certiorari to the Supreme Court of the United States.

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

Executive Summary

Net income was $16.3 million or $0.10 per ordinary share—basic and $0.09 per ordinary share—diluted, for the three months ended September 30, 2026 and net loss was $49.7 million or $0.30 per ordinary share—basic and diluted, for the nine months ended September 30, 2026, compared to net income of $82.8 million and $192.3 million or $0.50 and $1.17 per ordinary share—basic and $0.49 and $1.14 per ordinary share—diluted, for the three and nine months ended September 30, 2025, respectively.

The decrease in net income of $66.5 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to increases in total operating expenses and interest expense of $139.0 million and $27.6 million, respectively. The increase in operating expenses was primarily related to the Avadel Acquisition and the increase in interest expense was related to interest incurred on the Facilities. In addition, our total revenues increased by $85.9 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, which was primarily due to the addition of LUMRYZ to our proprietary product portfolio.

The change in net loss of $242.0 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to increases in total operating expenses and interest expense of $467.5 million and $74.4 million, respectively. The increase in operating expenses was primarily related to the Avadel Acquisition and the increase in interest expense was related to interest incurred on the Facilities. In addition, our total revenues increased by $277.7 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, which was primarily due to the addition of LUMRYZ to our proprietary product portfolio, as previously noted.

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

LYBALVI®

olanzapine and samidorphan

5 mg/10 mg • 10 mg/10 mg • 15 mg/10 mg • 20 mg/10 mg tablets

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

In September 2026, U.S. Patent No. 12,746,237 relating to ARISTADA was granted. The patent has claims to ARISTADA’s commercial process and expires in 2035.

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

LUMRYZ

LUMRYZ (sodium oxybate) is an extended-release oral suspension product approved by the FDA in May 2023 and October 2024 as the first and only once-at-bedtime treatment for cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy and in pediatric patients seven years of age and older with narcolepsy, respectively. The FDA has granted seven years of orphan drug exclusivity to LUMRYZ for the adult and pediatric narcolepsy patient populations through May 1, 2030 and October 16, 2031, respectively. We exclusively commercialize LUMRYZ in the U.S. Pursuant to the settlement and license agreement entered into between Jazz Pharmaceuticals entities (“Jazz”) and Avadel entities in October 2025 (the “Avadel Settlement Agreement”), from October 1, 2025, Jazz receives a royalty of 3.85% (subject to certain adjustments set forth in the Avadel Settlement Agreement) on net sales of LUMRYZ sold for narcolepsy and additional royalties on net sales of LUMRYZ sold for any other non-narcolepsy indications. For more information about the Avadel Settlement Agreement and underlying royalty obligations, see “Patents and Proprietary Rights – LUMRYZ” in “Item 1—Business” in our Annual Report.

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

In September 2026 and October 2026, respectively, U.S. Patent Nos. 12,728,110 and 12,766,122 relating to LUMRYZ were granted. U.S. Patent No. 12,728,110 has claims to a powder formulation and expires in 2037. U.S. Patent No. 12,766,122 has claims to a method of titration and expires in 2037.

For a discussion of legal proceedings related to LUMRYZ, see Note 18, Commitments and Contingent Liabilities in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q, and for information about risks relating to such legal proceedings, see “Part I, Item 1A—Risk Factors” in our Annual Report and specifically the section entitled “Uncertainty over IP in the biopharmaceutical industry has been the source of litigation and other legal proceedings, and we and our licensees have previously and may in the future face claims against IP rights covering our products and competition from generic drug manufacturers.”

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

Alixorexton

Alixorexton is a novel, investigational, oral, selective orexin 2 receptor (“OX2R”) agonist in development for the treatment of narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and IH. Orexin, a neuropeptide produced in the lateral hypothalamus, is considered to be the master regulator of wakefulness due to its activation of multiple, downstream wake-promoting pathways that project widely throughout the brain. Targeting the orexin system may address EDS across hypersomnolence disorders, whether or not orexin deficiency is the underlying cause of disease. Alixorexton is currently being evaluated in the phase 3 Brilliance Studies in adults with NT1 and NT2, and in the phase 2 Vibrance-3 study in adults with IH.

LUMRYZ (sodium oxybate)

In May 2026, the Company announced positive topline results from REVITALYZ, a double-blind, placebo-controlled, randomized withdrawal, multicenter phase 3 study evaluating the investigational use of LUMRYZ (sodium oxybate) extended-release oral suspension compared to placebo in adults with IH.

ALKS 7290

ALKS 7290 is a novel, investigational, oral OX2R agonist in development for the treatment of ADHD and as an adjunctive therapy to antidepressants in MDD. On September 21, 2026, the Company announced positive topline results from the phase 1 proof-of-concept study of ALKS 7290 in adults with ADHD. ALKS 7290 is currently being evaluated in phase 2 studies in adults with ADHD and adults with MDD.

Results of Operations

Product Sales, Net

Our product sales, net, consist of sales of ARISTADA and ARISTADA INITIO, LYBALVI, VIVITROL, and, following the completion of the Avadel Acquisition on February 12, 2026, LUMRYZ, primarily to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from product sales, gross, to arrive at product sales, net, for sales of ARISTADA and ARISTADA INITIO, LUMRYZ, LYBALVI and VIVITROL during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except for % of Sales)	2026(1)	% of Sales(1)	2025	% of Sales	2026(1)	% of Sales(1)	2025	% of Sales
Product sales, gross	$797.2	100.0%	$593.5	100.0%	$2,186.5	100.0%	$1,631.1	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(135.7)	(17.0)%	(113.3)	(19.1)%	(376.0)	(17.2)%	(312.8)	(19.2)%
Chargebacks	(81.7)	(10.2)%	(71.9)	(12.1)%	(218.0)	(10.0)%	(190.2)	(11.7)%
Product discounts	(76.8)	(9.7)%	(43.8)	(7.4)%	(203.7)	(9.3)%	(122.4)	(7.5)%
Medicare Part D	(42.9)	(5.4)%	(19.9)	(3.5)%	(95.6)	(4.3)%	(59.6)	(3.7)%
Other	(42.8)	(5.4)%	(27.2)	(4.6)%	(126.1)	(5.8)%	(76.9)	(4.8)%
Total adjustments	(379.9)	(47.7)%	(276.1)	(46.5)%	(1,019.4)	(46.6)%	(761.9)	(46.7)%
Product sales, net	$417.3	52.3%	$317.4	53.5%	$1,167.1	53.4%	$869.2	53.3%

(1)
“Product sales, net” during the three and nine months ended September 30, 2026 include LUMRYZ beginning on February 12, 2026. Product sales, net amounts related to LUMRYZ are included within “Product sales, gross”, “Product discounts”, “Medicare Part D” and “Other”.

The increases in product sales, gross, during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to the addition of LUMRYZ, a 9% and 7% increase, respectively, in the number of units sold for ARISTADA/ARISTADA INITIO and a 16% and 20% increase, respectively, in the number of units sold for LYBALVI. During the nine months ended September 30, 2026, there was also an increase of 2% in the number of units sold for VIVITROL. In addition, there was a 6% price increase that went into effect on January 1, 2026 for each of ARISTADA/ARISTADA INITIO, LYBALVI and VIVITROL.

The decreases in Medicaid rebates as a percentage of sales during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to gross-to-net favorability, as actual Medicaid rebates were lower than original estimates by approximately $8.3 million and $17.2 million, respectively, for VIVITROL and $3.1 million and $11.2 million, respectively, for ARISTADA/ARISTADA INITIO. In addition, LUMRYZ does not participate in the Medicaid drug rebate program. The increases in Medicare Part D during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to increases of $13.5 million and $19.2 million, respectively, in adjustments related to expanded rebate eligibility for units of LYBALVI sold during those periods. The increases in Chargebacks and Other adjustments during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily related to the addition of certain gross-to-net deductions related to LUMRYZ.

The following table compares product sales, net earned during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
VIVITROL	$127.6	$121.1	$6.5	$364.5	$343.8	$20.7
ARISTADA and ARISTADA INITIO	103.9	98.1	5.8	294.4	272.8	21.6
LYBALVI	95.9	98.2	(2.3)	282.2	252.6	29.6
LUMRYZ	89.9	—	89.9	226.0	—	226.0
Product sales, net	$417.3	$317.4	$99.9	$1,167.1	$869.2	$297.9

Manufacturing and Royalty Revenues

The following table compares manufacturing and royalty revenues earned during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Manufacturing and royalty revenues:
Long-acting INVEGA products	$26.4	$30.2	$(3.8)	$71.9	$78.3	$(6.4)
VUMERITY	29.5	35.6	(6.1)	87.4	102.8	(15.4)
Other	7.0	11.0	(4.0)	42.6	41.1	1.5
Manufacturing and royalty revenues	$62.9	$76.8	$(13.9)	$201.9	$222.2	$(20.3)

The decreases in royalty revenues related to the long-acting INVEGA products during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to the expiry of our royalty on net sales of XEPLION in certain territories. The decrease in VUMERITY revenue during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to decreases in manufacturing revenue of $3.5 million and decreases in royalty revenue of $2.6 million. The decrease in VUMERITY revenue during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to a decrease in manufacturing revenue of $16.9 million, partially offset by an increase in royalty revenue of $1.4 million. The decreases in VUMERITY manufacturing revenue were related to the conclusion of our VUMERITY manufacturing subcontracting obligations for Biogen in August 2025. The variability in VUMERITY royalty revenue during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily due to differences in end-market net sales of the product.

Costs and Expenses

Cost of Goods Manufactured and Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Cost of goods manufactured and sold	$94.2	$51.6	$42.6	$253.9	$150.2	$103.7

In connection with the Avadel Acquisition, we acquired LUMRYZ inventory at its estimated fair value, resulting in a step-up of approximately $121.6 million above its cost. The inventory step-up is recognized in cost of goods manufactured and sold as the underlying inventory is sold. See Note 7, Inventory in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments. The increases in the cost of goods manufactured and sold during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily related to the addition of LUMRYZ and the amortization of such inventory step-up of approximately $28.7 million and $72.4 million, respectively. In addition, the cost of goods sold for ARISTADA/ARISTADA INITIO and VIVITROL increased due to increases in costs related to out-of-specification batches and investigation costs. These increases were partially offset by decreases of $5.2 million and $19.2 million, respectively, in the cost of goods manufactured for certain legacy products following the completion of our subcontracting arrangements for the manufacture of such products by the end of 2025.

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

The following table sets forth our external R&D expenses for the three and nine months ended September 30, 2026 and 2025 relating to our then-current development programs and our internal R&D expenses, listed by the nature of such expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
External R&D expenses:
Development programs:
Alixorexton	$39.1	$25.8	$13.3	$93.4	$67.5	$25.9
LYBALVI	5.3	4.8	0.5	14.7	13.7	1.0
LUMRYZ	1.2	—	1.2	8.8	—	8.8
Other orexin programs	14.9	4.2	10.7	36.8	10.4	26.4
Other external R&D expenses	13.5	8.4	5.1	38.5	23.8	14.7
Total external R&D expenses	74.0	43.2	30.8	192.2	115.4	76.8
Internal R&D expenses:
Employee-related	38.5	30.9	7.6	119.1	92.9	26.2
Occupancy	3.4	3.2	0.2	10.0	9.7	0.3
Depreciation	1.9	1.4	0.5	5.4	4.3	1.1
Other	3.3	3.0	0.3	10.7	8.6	2.1
Total internal R&D expenses	47.1	38.5	8.6	145.2	115.5	29.7
Research and development expenses	$121.1	$81.7	$39.4	$337.4	$230.9	$106.5

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

The increases in expenses related to alixorexton during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to increased spend related to the advancement of the development program, including initiation of our phase 3 Brilliance Studies in narcolepsy and costs related to our long-term extension study. The increases in expenses related to LUMRYZ during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were due to the addition, in connection with the Avadel Acquisition, of the REVITALYZ phase 3 development program. The increases in other orexin programs and other external R&D expenses during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to activities associated with our preclinical and clinical development programs.

The increases in employee-related expenses during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to increases in share-based compensation expense of $0.5 million and $10.5 million, respectively, and increases in labor and benefits expense related to a 16% increase in R&D-related headcount, primarily in connection with the Avadel Acquisition. The increase in share-based compensation expense during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to expense of $6.7 million related to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. See Note 3, Business Combination in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Selling and marketing expense	$148.0	$115.6	$32.4	$457.3	$359.7	$97.6
General and administrative expense	60.5	56.2	4.3	233.4	154.6	78.8
Selling, general and administrative expense	$208.5	$171.8	$36.7	$690.7	$514.3	$176.4

The increases in selling and marketing expense during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to increases in employee-related expenses of $17.4 million and $63.1 million, respectively, and marketing expense of $15.1 million and $34.5 million, respectively. The increases in employee-related expenses were primarily due to an 18% increase in sales and marketing-related headcount due to the addition of the LUMRYZ commercial organization. Also, during the nine months ended September 30, 2026, we recorded share-based compensation expense of $13.9 million related to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. See Note 3, Business Combination in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to purchase accounting adjustments. The increases in marketing expense during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were primarily due to the addition of marketing costs for LUMRYZ of $12.9 million and $37.1 million, respectively, partially offset by decreases of $3.2 million and $11.5 million, respectively, in direct marketing spend for ARISTADA/ARISTADA INITIO, LYBALVI and VIVITROL.

The increase in general and administrative expense during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to increases of $4.7 million and $5.4 million in professional service fees and employee-related expenses, respectively. The increase in professional service fees was primarily due to increases in legal fees and consulting fees. The increase in employee-related expenses was primarily due to an increase in labor and benefits expense due to a 9% increase in general and administrative-related headcount. These increases were partially offset by a decrease in our estimated branded prescription drug fee.

The increase in general and administrative expense during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to increases of $33.1 million, $31.7 million and $13.8 million in expenses related to the Avadel Acquisition, employee-related expenses and professional service fees, respectively. Expenses related to the Avadel Acquisition included stamp duty and transaction-related advisory fees. The increase in employee-related expenses was primarily due to increases of $19.9 million and $9.9 million in labor and benefits expense and share-based compensation expense, respectively. The increase in labor and benefits expense was primarily due to an increase in severance expense of $5.5 million related to the Avadel Acquisition, and the 9% increase in general and administrative-related headcount noted above. The increase in share-based compensation expense was primarily due to the recognition of incremental share-based compensation expense following the modification of certain equity awards and due to Avadel Shares that were accelerated and settled by us in connection with the Avadel Acquisition. The increase in professional service fees was primarily due to an increase in legal fees and expenses incurred in connection with the Avadel Acquisition.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Amortization of acquired intangible assets	$19.7	$—	$19.7	$54.0	$—	$54.0

We amortize our amortizable intangible assets using the economic-use method, which reflects the pattern that the economic benefits of the intangible assets are consumed as revenue is generated from the underlying patent or contract. Based on our most recent analysis, amortization of intangible assets included within our consolidated balance sheet at September 30, 2026 is expected to be approximately $74.7 million, $83.7 million, $112.7 million, $122.3 million and $128.6 million in the years ending December 31, 2026 through 2030, respectively.

Contingent Consideration

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Change in fair value of contingent consideration	0.6	$—	$0.6	27.0	$—	$27.0

The changes in fair value of contingent consideration during the nine months ended September 30, 2026 related to an increase in probability of success of achieving the CVR Milestone following receipt of positive topline results from the REVITALYZ phase 3 clinical study of LUMRYZ in IH announced in May 2026. See Note 6, Fair Value, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the valuation approach used to determine the fair value of the contingent consideration.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Interest income	$6.6	$11.9	$(5.3)	$20.4	$33.1	$(12.7)
Interest expense	(27.6)	—	(27.6)	(74.4)	—	(74.4)
Other (expense) income, net	(0.3)	(0.2)	(0.1)	(1.2)	2.1	(3.3)
Total other (expense) income, net	$(21.3)	$11.7	$(33.0)	$(55.2)	$35.2	$(90.4)

Interest income consists of interest earned on our cash and available-for-sale investments. The increase in interest expense in both periods is due to financing costs related to the Bridge Credit Agreement through the Closing Date of the Avadel Acquisition, interest incurred on the Facilities and costs incurred in connection with the Credit Agreement Amendment. See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information regarding the Bridge Credit Agreement and the Facilities.

Income Tax Provision (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Income tax provision (benefit)	$(1.6)	18.0	$(19.6)	$0.6	$38.8	$(38.2)

The income tax benefit in the three months ended September 30, 2026 primarily related to employee equity activity. The income tax provision during the nine months ended September 30, 2026 was primarily attributable to taxes on income earned in the U.S. The income tax provisions during the three and nine months ended September 30, 2025 were primarily attributable to taxes on income earned in Ireland.

Our effective tax rates during the nine months ended September 30, 2026 and 2025 were (1.3)% and 16.8%, respectively. The negative effective tax rate during the nine months ended September 30, 2026 was due to taxes on income (including non-deductible expenses) earned in the U.S., and an overall loss before income taxes. The effective tax rate during the nine months ended September 30, 2025 exceeded the Irish statutory tax rate of 12.5%, primarily due to non-deductible expenses and income that was taxable at rates higher than the Irish statutory tax rate.

Liquidity and Financial Condition

Our financial condition is summarized as follows:

	September 30, 2026			December 31, 2025
(In millions)	U.S.	Ireland	Total	U.S.	Ireland	Total
Cash and cash equivalents	$294.7	$336.6	$631.3	$129.1	$259.5	$388.6
Restricted cash	—	—	—	—	731.2	731.2
Investments—short-term	124.2	—	124.2	199.1	0.5	199.6
Investments—long-term	32.1	—	32.1	0.1	—	0.1
Total cash, restricted cash and investments	$451.0	$336.6	$787.6	$328.3	$991.2	$1,319.5

At September 30, 2026 our investments consisted of the following:

		Gross
	Amortized	Unrealized		Allowance for	Estimated
(In millions)	Cost	Gains	Losses	Credit Losses	Fair Value
Investments—short-term available-for-sale	$124.5	$—	$(0.3)	$—	$124.2
Investments—long-term available-for-sale	32.4	—	(0.4)	—	32.0
Investments—long-term held-to-maturity	0.1	—	—	—	0.1
Total	$157.0	$—	$(0.7)	$—	$156.3

Sources and Uses of Cash

We generated $72.9 million and $350.6 million of cash from operating activities during the nine months ended September 30, 2026 and 2025, respectively. We expect that our existing cash, cash equivalents and investments will be sufficient to finance our anticipated working capital and other cash requirements, including debt service and capital expenditures, for at least the twelve months following the date from which our financial statements were issued. Subject to market conditions, interest rates and other factors, we may pursue opportunities to obtain financing in the future, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures.

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

Information about our cash flows, by category, is presented in the accompanying condensed consolidated statements of cash flows. The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash, cash equivalents and restricted cash, beginning of period	$1,119.8	$291.1
Cash flows provided by operating activities	72.9	350.6
Cash flows used in investing activities	(2,059.4)	(26.8)
Cash flows provided by financing activities	1,498.0	1.5
Cash, cash equivalents and restricted cash, end of period	$631.3	$616.4

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

Cash flows provided by operating activities for the nine months ended September 30, 2026 were $72.9 million and primarily consisted of net loss of $49.7 million, adjusted for non-cash items, including share-based compensation of $94.2 million, depreciation and amortization of $76.9 million, amortization of inventory step-up of $72.4 million, change in fair value of contingent consideration of $27.0 million and a loss on debt extinguishment incurred in connection with the Credit Agreement Amendment of $0.5 million, partially offset by changes in working capital of $156.8 million.

Cash flows provided by operating activities for the nine months ended September 30, 2025 primarily consisted of $192.3 million of net income, adjusted for non-cash items, including $72.4 million of share-based compensation, $30.5 million in deferred income taxes, $23.3 million of depreciation and amortization and $27.7 million of changes in working capital.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2026 were primarily used to complete the Avadel Acquisition and purchase $15.6 million of property, plant and equipment, partially offset by $41.3 million in net sales of investments. Total cash consideration paid on the Closing Date was $2,199.2 million, which was accounted for as a business combination, and we recognized $2,085.1 million of assets acquired, net of liabilities assumed and cash transferred as an investing activity during the nine months ended September 30, 2026.

Cash flows used in investing activities for the nine months ended September 30, 2025 were primarily due to the purchase of $40.4 million of property, plant and equipment, partially offset by $11.8 million in net sales of investments.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2026 primarily consisted of $1,511.6 million in net proceeds from the original borrowings under the Facilities in connection with the Avadel Acquisition and $55.6 million received upon exercises of employee stock options. These inflows were partially offset by $13.3 million in contractual principal payments under the Facilities, $27.7 million (exclusive of any fees, commissions or other related expenses) used to repurchase ordinary shares under our Repurchase Program and $25.2 million of employee taxes paid related to the net share settlement of equity awards. In connection with the Credit Agreement Amendment, financing activities also included $45.5 million in additional proceeds from borrowings under the Facilities and $45.5 million in repayments to exiting lenders, whose debt was accounted for as extinguished under ASC 470-50 based on our lender-by-lender assessment. For additional details regarding the Facilities and the Credit Agreement Amendment, see Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Cash flows provided by financing activities for the nine months ended September 30, 2025 were due to $32.2 million of cash that we received upon exercises of employee stock options, offset by $30.8 million of employee taxes paid related to the net share settlement of equity awards.

Debt

On the Closing Date, we entered into the Credit Agreement, and on August 12, 2026, we entered into the Credit Agreement Amendment. The Credit Agreement, as amended, provides for (i) a TLA Facility in an outstanding principal amount of up to $745.3 million and (ii) a TLB Facility in an outstanding principal amount of up to $773.1 million. The TLA Facility matures on February 12, 2031, and the TLB Facility matures on August 12, 2031.

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

At September 30, 2026, our contingent consideration related to the CVR Milestone issued in connection with the Avadel Acquisition. The fair value of the contingent consideration was determined as follows:

•
As part of consideration for the Avadel Acquisition, holders of Avadel Shares as of the Closing Date are entitled to receive a potential additional aggregate cash payment of $165.7 million, or $1.50 per Avadel Share, upon achievement of the CVR Milestone.
•
The fair value of the contingent consideration was estimated by applying a discount factor, calculated based on the likelihood of achievement of the CVR Milestone, from the expected time the milestone occurs to the end of the reporting period, to the estimated probability of success. We expect achievement of the CVR Milestone to be determined by the end of 2027 and used a discount rate of 7.08%;

In accordance with the accounting standard for fair value measurements, the fair value of the contingent consideration has been classified as a Level 3 liability as its fair value is based on significant inputs not observable in the market.

Valuation of Intangible Assets

Our intangible assets consist primarily of IP related to the existing commercial product and IPR&D product candidate that we acquired as part of the Avadel Acquisition. When significant identifiable intangible assets are acquired, we engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

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

At September 30, 2026, our borrowings consisted of $1.511 billion outstanding under the Facilities. The TLA Facility matures on February 12, 2031; the TLB Facility matures on August 12, 2031. The Facilities bear interest at the one-, three- or six-month SOFR rate of our choosing plus a credit spread adjustment applicable to the interest period and an applicable margin of (i) 1.75% to 2.25% for the TLA Facility and (ii) 2.25% for the TLB Facility. In October 2026, we entered into two zero cost interest rate collar agreements, each with a notional amount of $375.0 million. Both interest rate collar agreements include a Term SOFR cap of 5.25% and a floor of 4.25% and 4.30%, respectively, and mature in February 2029 and February 2030, respectively. We are currently using the three-month SOFR rate, which was 4.07% at September 30, 2026. A 10% increase in this rate would increase the amount of interest we would expect to pay from October 1, 2026 through December 31, 2026 by $1.6 million.

See Note 12, Long-Term Debt in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for additional information related to the Facilities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2026:

Period	Total Number of Ordinary Shares Purchased (a)(1)	Average Price Paid per Ordinary Share (b)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Program (c)(2)	Approximate Dollar Value (in millions) of Ordinary Shares that May Yet Be Purchased Under the Program (d)(2)
July 1, 2026 – July 31, 2026	3,995	$54.16	—	$172.3
August 1, 2026 – August 31, 2026	3,575	49.22	—	172.3
September 1, 2026 – September 30, 2026	6,075	46.28	—	172.3
Totals	13,645	$49.36	—

(1)
Consists of ordinary shares acquired during the three months ended September 30, 2026 to satisfy tax withholding obligations related to the vesting of equity awards.
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

Item 5. Other Information

During the three months ended September 30, 2026, the following contracts, instructions or written plans for the purchase or sale of the Company’s securities that are or were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”) were adopted by officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company: (i) on August 6, 2026, Dr. Cato Laurencin, a director of the Company, adopted a Rule 10b5-1 plan providing for the sale of up to 16,142 ordinary shares of the Company that may be obtained from the exercise of stock options; this plan is scheduled to expire on December 31, 2027; (ii) on August 21, 2026, Dr. Christopher Wright, a director of the Company, adopted a Rule 10b5-1 plan providing for the sale of up to 39,297 ordinary shares of the Company that may be obtained from the exercise of stock options or the vesting of restricted stock unit awards; this plan is scheduled to expire on November 18, 2027; and (iii) on August 31, 2026, Shane Cooke, a director of the Company, adopted a Rule 10b5-1 plan providing for the sale of up to 41,675 ordinary shares of the Company, including 21,675 that may be obtained from the exercise of expiring stock options; this plan is scheduled to expire on August 31, 2027. During the three months ended September 30, 2026, no other directors or officers of the Company adopted or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.1

Amendment No. 1 to Credit Agreement, dated as of August 12, 2026 by and among Alkermes plc, as the TopCo Borrower, Alkermes, Inc., as the U.S. Borrower, Alkermes Finance LLC, as the U.S. Co-Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the arrangers and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Alkermes plc Current Report on Form 8-K (File No. 001-35299) filed on August 12, 2026).

10.2 †#	Employment Agreement, dated as of August 1, 2026, by and between Alkermes, Inc. and Blair C. Jackson.
10.3 †#	Form of Non-Qualified Stock Option (Performance-Vesting) Award Certificate for Reporting Officers under the Alkermes plc 2018 Stock Option and Incentive Plan, as amended.
31.1 #	Rule 13a-14(a)/15d-14(a) Certification.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification.
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH #	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104 #	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

ALKERMES PLC

(Registrant)

Date: November 3, 2026	By:	/s/ Blair C. Jackson
Blair C. Jackson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Joshua Reed
Joshua Reed
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)